Form 10-Q
period 1994-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1995-02-10
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- - ---------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1994

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
_________          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
            (Exact name of Registrant as specified in its charter)

New York                                      14-1644018
- - ------------------------------                ------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification Number)

3040 Science Park Road
San Diego, California                         92121
- - -----------------------------------           ------------------------------
(Address of principal                         Zip Code
executive offices)

Registrant's telephone number,
including area code:                          619-558-4300
                                              ------------------------------


Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

   Yes         X                 No
       ----------------             ----------------

As of January 31, 1995, Registrant had 21,407,787 shares of its Common Stock, $.01 par value, outstanding.

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Condensed Consolidated Balance Sheets                                        3

Condensed Consolidated Statements of Operations                              4

Condensed Consolidated Statements of Cash Flows                              5

Notes to Condensed Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                              7


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of  Security Holders                10

Item 6. Exhibits and Reports on Form 8-K                                    10

PART I  Financial Information:

Item 1. Financial Statements

      ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
      ----------------------------------------------

      CONDENSED CONSOLIDATED BALANCE SHEETS

      ------------------------------------------------------------------------------------------------
                                                                     December 31,        June 30,
                                                                       1994                1994
                                                                 -----------------   -----------------
                                                                    (Unaudited)           (Note)
      Assets
      ------

      Current assets:
         Cash and cash equivalents                               $      5,946,000    $      1,902,000
         Short-term investments                                        14,154,000          19,154,000
         Research revenue receivable                                    3,100,000
         Inventory and other current assets                             1,408,000           1,349,000
                                                                 -----------------   -----------------
                  Total current assets                                 24,608,000          22,405,000


      Property, plant and equipment - net                               9,861,000          10,165,000
      Other assets - net                                               18,395,000          20,562,000
                                                                 -----------------   -----------------
                                                                 $     52,864,000    $     53,132,000
                                                                 =================   =================


      Liabilities and Stockholders' Equity
      ------------------------------------

      Current liabilities:
         Accounts payable                                        $      1,692,000    $      1,074,000
         Accrued expenses                                               2,039,000           1,885,000
                                                                 -----------------   -----------------
                  Total current liabilities                             3,731,000           2,959,000

      Other                                                               518,000             348,000


      Stockholders' equity:
          Preferred stock - $.01 par value; 5,000,000
          shares authorized; 1,500,000 shares outstanding
          at December 31, 1994                                             15,000
      Common stock - $.01 par value; 50,000,000 shares
          authorized; 21,407,787 and 21,372,054 shares issued
          and outstanding at December 31, 1994 and June 30,
          1994, respectively                                              214,000             214,000
      Additional paid-in capital                                      223,097,000         208,954,000
      Accumulated deficit                                            (174,711,000)       (159,343,000)
                                                                 -----------------   -----------------
                  Total stockholders' equity                           48,615,000          49,825,000
                                                                 -----------------   -----------------
                                                                 $     52,864,000    $     53,132,000
                                                                 =================   =================

      Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- - ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                                  Six months ended
                                                     December 31,                                       December 31,
                                              1994                    1993                       1994                    1993
                                      ------------------      ------------------         ------------------      ------------------
                                                      (Unaudited)                                        (Unaudited)
Revenues:
   Product revenue                    $          51,000       $          21,000          $         109,000       $         150,000
   License and research revenue               1,975,000                  78,000                  7,100,000                 102,000
                                      ------------------      ------------------         ------------------      ------------------
                                              2,026,000                  99,000                  7,209,000                 252,000

Operating expenses:
   Research and development                   7,124,000               8,370,000                 18,400,000              14,974,000
   General and administrative                 2,191,000               2,099,000                  4,533,000               3,966,000
                                      ------------------      ------------------         ------------------      ------------------
                                              9,315,000              10,469,000                 22,933,000              18,940,000
                                      ------------------      ------------------         ------------------      ------------------
Loss from operations                         (7,289,000)            (10,370,000)               (15,724,000)            (18,688,000)

Investment income and other                     272,000                 474,000                    575,000                 951,000
                                      ------------------      ------------------         ------------------      ------------------
Net loss                                     (7,017,000)             (9,896,000)               (15,149,000)            (17,737,000)

Dividends on preferred stock                   (219,000)                                          (219,000)
                                      ------------------      ------------------         ------------------      ------------------
Net loss after preferred dividends    $      (7,236,000)      $      (9,896,000)         $     (15,368,000)      $     (17,737,000)
                                      ==================      ==================         ==================      ==================

Net loss per share                    $           (0.34)      $           (0.52)         $           (0.72)      $           (0.93)
                                      ==================      ==================         ==================      ==================

Weighted average number of shares
  outstanding                                21,398,000              19,209,000                 21,385,000              19,109,000
                                      ==================      ==================         ==================      ==================





See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- - ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

- - ---------------------------------------------------------------------------------------------------------------

                                                                                  Six months ended
                                                                                     December 31,
                                                                             1994                   1993
                                                                      ------------------     ------------------
                                                                                     (Unaudited)
Operating activities:
  Net loss                                                            $     (15,368,000)     $     (17,737,000)
                                                                      ------------------     ------------------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization                                             1,458,000              1,562,000
    Disposition of product rights                                             1,686,000
    Changes in assets and liabilities:
      Research revenue receivable                                            (3,100,000)
      Accounts payable and accrued expenses and other                           660,000              2,917,000
                                                                      ------------------     ------------------
    Net adjustments                                                             704,000              4,479,000
                                                                      ------------------     ------------------
Net cash used in operating activities                                       (14,664,000)           (13,258,000)
                                                                      ------------------     ------------------

Financing activities:
  Issuance of common stock, preferred stock and warrants                     14,859,000             13,029,000
                                                                      ------------------     ------------------
Net cash provided by financing activities                                    14,859,000             13,029,000
                                                                      ------------------     ------------------

Investing activities:
  Short-term investments                                                      4,300,000             15,282,000
  Property, plant and equipment                                                (451,000)              (816,000)
                                                                      ------------------     ------------------
Net cash provided by investing activities                                     3,849,000             14,466,000
                                                                      ------------------     ------------------

Increase in cash and cash equivalents                                         4,044,000             14,237,000
Cash and cash equivalents at beginning of period                              1,902,000              5,316,000
                                                                      ------------------     ------------------
Cash and cash equivalents at end of period                            $       5,946,000      $      19,553,000
                                                                      ==================     ==================

See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- - ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
- - ------------
         Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in the development, manufacturing and early-stage marketing of medical and pharmaceutical products.

Principles of Consolidation
- - ---------------------------
         The consolidated financial statements include the accounts of Alliance and its wholly owned subsidiaries, BioPulmonics, Inc. and Rosanin Corporation, and its majority owned subsidiaries, Astral, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1994 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements
- - --------------------------------------
         The condensed consolidated balance sheet as of December 31, 1994, the condensed consolidated statements of operations for the three and six months ended December 31, 1994 and 1993, the condensed consolidated statements of cash flows for the six months ended December 31, 1994 and 1993 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Cash, Cash Equivalents and Short-Term Investments
- - -------------------------------------------------
         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FASB No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of short-term investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are stated at fair value, with unrealized gains and losses carried as a component of stockholders' equity.

Net Loss Per Share
- - ------------------
         Net loss per share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect on the net loss per share would be anti-dilutive.

2. LICENSE AGREEMENT

         In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use. Ortho will pay to Alliance a royalty based upon its sales of the product after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4.0 million and will make other payments based on the achievement of certain milestones. Ortho will also be responsible for substantially all the remaining costs of developing the products. As of December 31, 1994, the Company had recorded a receivable of $3.1 million, representing funding due from Ortho for development costs incurred. Such amounts are recorded as research revenue in the statements of consolidated operations. In conjunction with the license agreement, Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          (References to years are to the Company's fiscal years ended June 30.)


         Alliance has devoted substantial resources to research and development related to its pharmaceutical products based upon perfluorochemical ("PFC") and emulsion technologies. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to continued requirements for research and development, preclinical testing and clinical trials, regulatory activities, commercial manufacturing start-up, and the establishment of a sales and marketing organization and/or arrangements therefor. The amount of net losses and the time required by the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

Liquidity and Capital Resources

         Through December 1994, the Company financed its activities primarily from public and private sales of equity and funding from marketing and related agreements with corporate partners. In August 1994, the Company and Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho") entered into a worldwide exclusive license agreement ("License Agreement") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent/TM/ (temporary blood substitute). Pursuant to the License Agreement, license and research revenues are expected to continue to increase in 1995. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. As of December 31, 1994, the Company had recorded a receivable of $3.1 million, representing funding due from Ortho for development costs incurred. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

         The Company had net working capital of $20.9 million at December 31, 1994, compared to $19.4 million at June 30, 1994. The Company's cash, cash equivalents, and short-term investments declined to $20.1 million at December 31, 1994, from $21.1 million at June 30, 1994. The decrease resulted primarily from cash used for operating expenses of $18.7 million and from property, plant, and equipment additions of $0.5 million. These uses of cash were offset by $15.0 million received from the sale of convertible preferred stock to J&JDC and from $4.0 million of license revenue attributable to the License Agreement. Capital expenditures for 1995 are expected to be comparable to those incurred during 1994. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so over the foreseeable future.

         During 1994, Alliance provided approximately $1.1 million to a subsidiary of the Company, Astral, Inc. ("Astral"), for its research activities. During the six months ended December 31, 1994, Alliance provided approximately $1.1 million to Astral for its research activities. For strategic business reasons, in January 1995 Astral notified the University of Pennsylvania that it intends to terminate the licensing and research agreements entered into in September 1993. The Company intends to consider additional technologies that may be available to Astral or it for licensing and/or research agreements. The Company intends to seek outside sources of funding for the operations of Astral or to fund any such other agreements. There can be no assurance that such funding will be available on favorable terms, if at all. If new license and research agreements are added and outside sources of funding are not available, research funding for these activities is expected to increase significantly.

         The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system, as well as anticipated health care reforms, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

         In December 1993, the Company entered into an agreement with its primary supplier of raw material for certain products. Under the terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to expense as incurred.

         The Company expects to incur substantial additional expenditures associated with product development. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that funds from these sources would be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

         Alliance anticipates that its current capital resources, including expected revenues from the License Agreement, its investments, and product sales, will be adequate to satisfy its capital requirements and fund current and planned operations at least through 1995. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and the establishment of an effective sales and marketing organization and/or arrangements therefor.

         While the Company believes that it can produce materials for the initial market launch of its emulsion products at its existing San Diego facility, it may need to expand its commercial manufacturing capability for all of its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility conforms with Good Manufacturing Practices. The License Agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price.

         The Company's business is subject to significant risks, including the uncertainties associated with the lengthy regulatory approval process, obtaining and enforcing patents important to the Company's business, and possible competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources by Alliance, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

         The Company and certain of its officers and directors are named as defendants in a lawsuit filed by certain shareholders in September 1992. The Company believes it has meritorious defenses and intends to defend vigorously against the claims brought by the shareholders in the action. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.

Results of Operations


         Six Months Ended December 31, 1994 as Compared with Six Months Ended December 31, 1993

         The Company's license and research revenue increased to $7.1 million for the six months ended December 31, 1994, compared to $0.1 million for the six months ended December 31, 1993. The increase was due to $4.0 million of license and $3.1 million of research revenues derived from the License Agreement. The Company expects license and research revenue to increase significantly during 1995, compared to 1994, due to the License Agreement.

         The Company incurred total operating expenses of $22.9 million for the six months ended December 31, 1994. Operating expenses include a $2.9 million charge for purchases of raw material for certain products currently being developed, $1.8 million for Oxygent (temporary blood substitute) costs incurred prior to execution of the License Agreement, $0.5 million for products no longer promoted or developed by Alliance, and a $1.7 million charge for capitalized product rights. The $2.9 million charge for purchase of raw materials arises under a December 1993 agreement the Company entered into with its primary supplier. Under terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to research and development expense as incurred. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent (diagnostic imaging agents) and Oxygent products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

         Research and development expenses increased by 23% to $18.4 million for the six months ended December 31, 1994, compared to $15.0 million for the six months ended December 31, 1993. The growth in expenses is primarily a result of the increases discussed above and increased staffing to support growth in research and development efforts. These expenses were partially offset by a reduction in payments to universities and outside consultants.

         General and administrative expenses increased by 14% to $4.5 million for the six months ended December 31, 1994, compared to $4.0 million for the six months ended December 31, 1993. The increase in general and administrative expenses was primarily due to increased professional fees.

         Investment income and other was $575,000 for the six months ended December 31, 1994, compared to $951,000 for the six months ended December 31, 1993. The decline was primarily a result of lower average cash balances.

         Alliance expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.


         Three Months Ended December 31, 1994 as Compared with Three Months Ended December 31, 1993

         The Company's license and research revenue increased by $1.9 million for the three months ended December 31, 1994 from $78,000 for the three months ended December 31, 1993. The increase was primarily a result of research revenues derived from the License Agreement. The Company expects license and research revenue to increase significantly during 1995, compared to 1994.

         Research and development expenses decreased by 15% to $7.1 million for the three months ended December 31, 1994, compared to $8.4 million for the three months ended December 31, 1993, primarily a result of a reduction in payments to universities and outside consultants. This decrease in expenses was partially offset by increased staffing costs to support growth in certain core research and development efforts, and increased materials expenses.

         General and administrative expenses increased to $2.2 million for the three months ended December 31, 1994, compared to $2.1 million for the three months ended December 31, 1993. The increase in general and administrative expenses was primarily due to increased professional fees.

         Investment income and other was $272,000 for the three months ended December 31, 1994, compared to $474,000 for the three months ended December 31, 1993. The decline was primarily a result of lower average cash balances.

         Alliance expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on November 14, 1994. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

                                                                           BROKER NON-
                DIRECTOR           FOR       WITHHELD      ABSTENTIONS        VOTES
       Carroll O. Johnson       14,735,061  2,026,073        2,200              0
       Stephen M. McGrath       14,736,761  2,025,573        1,000              0
       Donald E. O'Neill        14,737,661  2,025,673            0              0
       Helen M. Ranney, M.D.    14,736,661  2,026,673            0              0
       Jean G. Riess, Ph.D.     14,737,161  2,026,173            0              0
       Duane J. Roth            14,736,561  2,026,773            0              0
       Thomas F. Zuck, M.D.     14,733,661  2,024,673        5,000              0

The shareholders of the Company voted to increase the number of authorized shares of common stock of the Company from 30 million shares to 50 million shares in accordance with the following vote:

 12,196,902  For  3,690,764  Against  956,608  Withheld  60  Broker Non-Votes
- - ------------     -----------         ---------          ----

The shareholders of the Company voted to amend and restate the 1991 Non-Qualified Stock Option Program of the Company to increase the number of shares available for issuance thereunder and provide for the ability to issue incentive stock options in accordance with the following vote:

 12,526,980  For  3,852,996  Against  383,358  Withheld  0  Broker Non-Votes
- - ------------     -----------         ---------          ---


Item 6. Exhibits and Reports on Form 8-K


(a)      There are no exhibits.

(b)      There were no reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLIANCE PHARMACEUTICAL CORP.

                                                           (Registrant)

                                                        /s/Theodore D. Roth
                                                   -----------------------------

                                                          Theodore D. Roth
                                                      Executive Vice President
                                                       and Chief Financial
                                                       Officer

Date:  February 10, 1995