Form 10-K/A
period 1994-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1995-03-10
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                  FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             JUNE 30, 1994
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------

                        Commission file number 0-12900
                                               -------

                         ALLIANCE PHARMACEUTICAL CORP.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New York                                       14-1644018
- ----------------------------------------            ----------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

3040 Science Park Road, San Diego, CA                          92121
- ----------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           619-558-4300
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------

          None
- -------------------------              -----------------------------------------

- -------------------------              -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01.
- --------------------------------------------------------------------------------
                               (Title of Class)

- --------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System on August 31, 1994, was $213,727,870.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1994 was 21,372,787.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1994 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 7 is hereby amended in its entirety to read as follows:

(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products based upon PFC and emulsion technologies. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to continued requirements for product and process research and development, preclinical testing and clinical trials, regulatory activities, commercial manufacturing start-up, and the establishment of a sales and marketing organization and/or arrangements therefor. The amount of net losses and the time requred by the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

     In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent(R) (diagnostic imaging agents) and Oxygent(TM) (temporary blood substitute) products outside of North America. In August 1994, Ortho and the Company entered into the License Agreement for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent. Under the terms of the License Agreement and related agreements, the Company will receive equity, milestone and research and development payments. In addition, the Company will receive royalties upon commercialization of Oxygent or other such PFC emulsions.

Liquidity and Capital Resources

     Through 1994, Alliance financed its activities primarily from public and private sales of equity and funding from the marketing and related agreements with BII ("BII Agreements"). In January 1994, the Company completed a private placement of 2.2 million shares of common stock, resulting in net proceeds to the Company of $15.2 million. In November 1991, the Company raised $66.9 million in net proceeds from a public offering of its common stock. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     The Company had net working capital of $19.4 million at June 30, 1994 compared to $39.7 million at June 30, 1993. The Company's cash, cash equivalents, and short-term investments declined to $21.1 million at June 30, 1994 from $39.5 million at June 30, 1993. The decrease resulted primarily from net cash used in operations of $32.0 million together with property, plant, and equipment additions of $1.9 million related to the expansion of facilities used for research, development, and pilot manufacturing. These decreases were partially offset by the net proceeds received from the sale of common stock as described above. Capital expenditures for 1995 are expected to be comparable to those incurred during 1994. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so over the foreseeable future.

     Pursuant to the License Agreement, license and research revenues are expected to increase in 1995. Under the License Agreement, Ortho agreed to pay to Alliance an initial fee and other payments upon the achievement of certain milestones. Ortho will be responsible for the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. Concurrent with execution of the License Agreement, Johnson & Johnson Development Corp. agreed to purchase 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtain a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years.

     In September 1993, Alliance's previously inactive subsidiary, Astral, entered into licensing and research agreements with the University of Pennsylvania ("Penn"), whereby Astral agreed to make certain payments to Penn, and Penn and certain investigators received an initial 15% ownership interest in Astral. Alliance also sublicensed to Astral certain technology for which it had previously funded research. During 1994, Alliance provided approximately $1.1 million to Astral for its research activities. The Company intends to consider related technologies that may be available for licensing and research agreements with other research institutions. Astral intends to seek outside sources of funding for its operations. There can be no assurance that such funding will be available on terms favorable to Astral, if at all. If new license and research agreements are added and Astral is not able to obtain outside sources of funding, research support to Astral is expected to increase significantly.

     The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system as well as anticipated health care reforms, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

     In December 1993, the Company entered into an agreement with its primary supplier of raw material for certain products. Under the terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to expense as incurred.

     The Company expects to incur substantial additional expenditures associated with product development. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that funds from these sources would be available on favorable terms, if at all. The public has recently focused significant attention on issues of health care reform. If some of the health care reform proposals under consideration become law, potential financial returns from the Company's products could be reduced. The Company's ability to raise additional funds through sales of its securities at attractive prices depends in part on investor perception of the eventual successful commercialization of the Company's products. Consequently, health care reforms which are currently being considered could, if adopted, have an adverse effect on the Company's ability to secure adequate funds and the extent to which the Company may be able to recognize profit from product sales; however, the impact is difficult to predict at this time. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance anticipates that its current capital resources, including expected revenues from the License Agreement, its investments, and product sales, will be adequate to satisfy its capital requirements and fund current and planned operations through 1995. The Company's future capital requirements will depend on many factors, including continued scientific progress in its product and process research and development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing patents, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and the establishment of an effective sales and marketing organization and/or arrangements therefor.

     While the Company believes that is can produce materials for the initial market launch of its emulsion products at its existing San Diego facility, it may need to expand its commercial manufacturing capability for all of its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site nor obtained any regulatory approvals for construction of a commercial production facility for all its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the FDA will determine that such facility conforms with Good Manufacturing Practices. The License Agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price.

     The Company's business is subject to significant risks, including the uncertainties associated with the lengthy regulatory approval process and with obtaining and enforcing patents important to the Company's business and possible competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, or the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources by Alliance, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

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

RESULTS OF OPERATIONS

     1994 as Compared with 1993

        The Company had net product revenue of $246,000 for 1994 compared to $50,000 for 1993. In August 1993, the Company received FDA approval to market Imagent/(R)/ GI. The increase in net product revenue from 1993 to 1994 was primarily attributable to sales of Imagent GI and Sat Pad /TM/, both products developed and marketed by the Company. Sales of Imagent GI and Sat Pad have not been expected to provide significant revenue to the Company, and substantial increases are not anticipated. In September 1994, the Company discontinued promotional activities for Imagent GI. The majority of the Company's products are in development stage and there can be no assurance as to whether or when it will be able to increase its revenues significantly.

        License and research revenue decreased to $163,000 for 1994 compared to $2.3 million for 1993. The Company's 1993 license and research revenue was primarily derived from the BII Agreements. In July 1993, the BII Agreements were modified, which resulted in BII discontinuing all contract payments.

        Research and development expenses increased by 28% to $31.6 million for 1994 compared to $24.8 million for 1993. The growth in expenses reflects increases in staffing, costs of preclinical testing and clinical trials, and additional laboratory supplies and equipment associated with the growth of the Company's research and development efforts. Due to the Company's discontinuance of Imagent GI promotional activities, the Company reduced its perflubron inventories to the estimated net realizable value from sales of Imagent GI, resulting in a charge of $2.1 million. The Company expects that research and development expenses for 1995 will increase at a rate comparable to that for 1994.

        General and administrative expenses increased by 14% to $7.3 million for 1994 compared to $6.4 million for 1993. The increases were principally due to increases in staffing to support the growth of product research and development efforts and professional fees. General and administrative expenses for 1995 are expected to increase at a rate comparable to that experienced for 1994.

        Investment and other income was $1.6 million for 1994 compared to $2.4 million for 1993. The decline in investment revenue was primarily a result of lower average cash and short-term investment balances.

     1993 AS COMPARED WITH 1992

        The Company's revenues increased by 31% to $2.4 million for 1993 compared to $1.8 million in 1992. The Company's revenues were primarily derived from the BII Agreements. License and research revenue, including reimbursement of clinical trial costs primarily from BII totaled, $2.3 million for 1993 compared to $1.8 million in 1992.

        For 1993, the Company had net product revenue of $50,000 compared to $9,000 in 1992. The increase in net product revenue from 1992 to 1993 was primarily attributable to revenue from Sat Pad sales which commenced in March 1993.

        Research and development expenses increased by 18% to $24.8 million for 1993 compared to $20.9 million for 1992. The growth in expenses reflects increases in staffing, costs of clinical trials and preclinical testing, additional laboratory supplies and equipment, and expansion of the Company's facilities associated with the growth of its research and development efforts. In addition, the Company incurred a one-time charge of $1.7 million in 1992 related to the acquisition of BioPulmonics, Inc.

        General and administrative expenses increased by 23% to $6.4 million for 1993 compared to $5.2 million for 1992. The increases were principally due to increases in staffing and the expansion of the Company's facilities to support the growth in product research and development efforts.

        Interest income was $2.4 million for 1993 compared to $2.9 million for 1992. The decline in interest revenue was primarily a result of lower average cash balances and decreases in available market interest rates. Interest expense was $6,000 for 1993 compared to $349,000 for 1992. The decrease in interest expense was primarily a result of the conversion of the $8.0 million of subordinated notes to shares of the Company's common stock in November 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part II, item 8 is hereby amended in its entirety to read as follows:

     See Table of Contents to Consolidated Financial Statements on page F-1 below for a list of the Financial Statements being filed herein.

                         INDEX TO FINANCIAL STATEMENT

                                                                     Page
                                                                     ----
Report of Ernst & Young LLP, Independent Auditors                    F-2

Report of Deloitte & Touche LLP                                      F-3

Consolidated Balance Sheets at June 30, 1993 and 1994                F-4

Consolidated Statements of Operations for each of the three years
  in the period ended June 30, 1994                                  F-5

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended June 30, 1994                      F-6

Consolidated Statements of Cash Flows for each of the three years
  in the period ended June 30, 1994                                  F-7

Notes to Consolidated Financial Statements                           F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our audit also included the financial statement schedule for 1994 listed in the Index at Item 14(a).

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  Ernst & Young LLP
San Diego, California
August 16, 1994

Independent Auditors' Report
- ----------------------------


The Board of Directors of
Alliance Pharmaceutical Corp.:

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. and Subsidiaries (the "Company") as of June 30, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1993, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1993 in conformity with generally accepted accounting principles.


Deloitte & Touch LLP

New York, New York
July 27, 1993

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                  June 30,
                                                                      -------------------------------
                                                             Notes        1994              1993
                                                             -----    -------------     -------------

Assets
- ------
Current assets:
  Cash and cash equivalents                                            $   1,902,000     $   5,316,000
  Short-term investments                                                  19,154,000        34,226,000
  Research revenue receivable                                   4                 --           501,000
  Inventories and other current assets                          2          1,349,000         2,648,000
                                                                       -------------     -------------
      Total current assets                                                22,405,000        42,691,000

Property, plant and equipment-net                               2         10,165,000         9,620,000
Purchased technology-net                                        1         17,033,000        18,194,000
Other assets-net                                                2          3,529,000         2,032,000
                                                                       -------------     -------------
                                                                       $  53,132,000     $  72,537,000
                                                                       =============     =============

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Accounts payable                                                         1,074,000     $   1,664,000
  Accrued expenses                                                         1,885,000         1,079,000
  Current portion of long-term debt                                               --           203,000
                                                                       -------------     -------------
      Total current liabilities                                            2,959,000         2,946,000

Other                                                           6            348,000           447,000

Stockholders' Equity:                                         3, 4
  Preferred stock-$.01 par value; authorized 5,000,000
    shares; no shares issued or outstanding                                       --                --
  Common stock-$.01 par value; 30,000,000 shares
    authorized; 21,372,054 shares and 19,000,120 shares
    issued and outstanding at June 30, 1994 and 1993,
    respectively                                                             214,000           190,000
  Additional paid-in capital                                             208,954,000       190,671,000
  Capital arising from acquisition of subsidiary                                  --           800,000
  Deferred compensation                                                           --          (120,000)
  Accumulated deficit                                                   (159,343,000)     (122,397,000)
                                                                       -------------     -------------
      Total stockholders' equity                                          49,825,000        69,144,000
                                                                       -------------     -------------
                                                                       $  53,132,000     $  72,537,000
                                                                       =============     =============

                See Notes to Consolidated Financial Statements

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                            Years ended June 30,
                                                ---------------------------------------------
                                  Notes             1994           1993               1992
                                  -----         -----------     -----------       -----------
Revenues:
  Product revenue - net                         $    246,000    $     50,000      $      9,000
  License and research revenue     4,7               163,000       2,320,000         1,796,000
                                                ------------    ------------      ------------
                                                     409,000       2,370,000         1,805,000
Operating expenses:
  Research and development                        31,605,000      24,767,000        20,922,000
  General and administrative                       7,312,000       6,405,000         5,187,000
                                                ------------    ------------      ------------
                                                  38,917,000      31,172,000        26,109,000
                                                ------------    ------------      ------------
Loss from operations                             (38,508,000)    (28,802,000)      (24,304,000)

Other income - net                                 1,562,000       2,422,000         2,538,000
                                                ------------    ------------      ------------
Net loss                                        $(36,946,000)   $(26,380,000)     $(21,766,000)
                                                ============    ============      ============
Net loss per share                              $      (1.83)   $      (1.39)     $      (1.25)
                                                ============    ============      ============
Weighted average number of shares
 outstanding                                      20,226,000      18,946,000        17,344,000
                                                ============    ============      ============

                See Notes to Consolidated Financial Statements

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                           Capital
                                                           Additional    arising from
                                     Common stock           paid-in     acquisition of   Accumulated     Deferred
                                 Shares       Amount        capital       subsidiary       deficit     compensation
                                -----------------------------------------------------------------------------------
 Balances at June 30, 1991      14,512,000    $145,000   $108,847,000    $             $ (74,251,000)   $(886,000)
   Sale of common stock -
     public offering             3,151,000      32,000     66,946,000
   Exercise of stock options
     and warrants                  608,000       6,000      4,990,000
   Acquisition of
     BioPulmonics, Inc.             13,000                    316,000      1,544,000
   Issuance of common stock
     in connection with
     subordinated debentures       533,000       5,000      7,736,000
   Issuance of stock options
     below fair market value                                  450,000                                    (225,000)
   Amortization of deferred
     compensation                                                                                         664,000
   Net loss                                                                              (21,766,000)
                                ----------    --------   ------------    ------------  -------------    ---------
 Balances at June 30, 1992      18,817,000     188,000    189,285,000       1,544,000    (96,017,000)    (447,000)
   Exercise of stock options
     and warrants                  109,000       1,000        449,000
   Installment payment
     related to acquisition
     of BioPulmonics, Inc.          69,000       1,000        876,000        (744,000)
   Issuance of stock in
     satisfaction of
     employer matching
     contribution to 401(k)
     savings plan                    5,000                     61,000
   Amortization of deferred
     compensation                                                                                         327,000
   Net loss                                                                              (26,380,000)
                                ----------    --------   ------------    ------------  -------------    ---------
 Balances at June 30, 1993      19,000,000     190,000    190,671,000         800,000   (122,397,000)    (120,000)
   Sale of common stock -
     private placement           2,180,000      22,000     15,228,000
   Exercise of stock options
     and warrants                   75,000       1,000        199,000
   Installment payment
     related to acquisition
     of BioPulmonics, Inc.         105,000       1,000        921,000        (800,000)
   Issuance of warrants in
     connection with
     acquisition of product
     rights                                                 1,840,000
   Issuance of stock in
     satisfaction of employer
     matching contribution
     to 401(k) savings plan         12,000                     95,000
   Amortization of deferred
     compensation                                                                                         120,000
   Net loss                                                                              (36,946,000)
                                ----------    --------   ------------     -----------  -------------     --------
 Balances at June 30, 1994      21,372,000    $214,000   $208,954,000     $        --  $(159,343,000)    $     --
                                ==========    ========   ============     ===========  =============     ========

                  See Notes Consolidated Financial Statements

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                   Years ended June 30,
                                                       --------------------------------------------
                                                            1994            1993           1992
                                                       -------------   -------------   ------------
Operating activities:
  Net loss                                             $(36,946,000)   $(26,380,000)   $(21,766,000)
                                                       ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                         3,073,000       2,633,000       2,123,000
    Non-cash compensation - net                             215,000         388,000         889,000
    Acquired research and development                                                     1,744,000
    Changes in assets and liabilities:
     Inventories and other                                1,331,000      (1,628,000)     (1,259,000)
     Accounts payable and accrued expenses
      and other                                             285,000         330,000         195,000
                                                       ------------    ------------    ------------
    Net adjustments                                       4,904,000       1,723,000       3,692,000
                                                       ------------    ------------    ------------
Net cash used in operating activities                   (32,042,000)    (24,657,000)    (18,074,000)
                                                       ------------    ------------    ------------
Financing Activities:
 Payments of long-term debt                                  (3,000)       (149,000)       (339,000)
 Issuance of common stock, warrants and
  convertible notes                                      15,450,000         450,000      71,974,000
 Restricted cash                                                             17,000        (323,000)
                                                       ------------    ------------    ------------
Net cash provided by financing activities                15,447,000         318,000      71,312,000
                                                       ------------    ------------    ------------
Investing activities:
 Short-term investments                                  15,072,000      16,727,000     (41,888,000)
 Property, plant and equipment                           (1,891,000)     (2,539,000)     (3,630,000)
                                                       ------------    ------------    ------------
Net cash provided by (used in) investing
 activities                                              13,181,000      14,188,000     (45,518,000)
                                                       ------------    ------------    ------------
(Decrease) increase in cash and cash
 equivalents                                             (3,414,000)    (10,151,000)      7,720,000
Cash and cash equivalents at beginning
 of year                                                  5,316,000      15,467,000       7,747,000
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $  1,902,000    $  5,316,000    $ 15,467,000
                                                       ============    ============    ============
Supplemental disclosure of cash flow
 information:
  Interest paid                                        $      -        $     13,000    $    343,000
                                                                       ============    ============
Supplemental disclosure of non-cash investing
 and financing activities:
  Common stock issued for BioPulmonics, Inc.
   installment payment                                 $    922,000    $    877,000
  Issuance of warrants in connection with
   acquisition of product rights                       $  1,840,000
  Conversion of subordinated notes to equity,
   net                                                                                 $  7,741,000
  Net assets of BioPulmonics, Inc. acquired                                            $    311,000
  BioPulmonics, Inc. liabilities satisfied
   with common stock                                                                   $    216,000
  Deferred compensation resulting from stock
   options granted                                                                     $    225,000

                See Notes to Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
- ------------

      Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in the development, manufacturing, and early-stage marketing of medical and pharmaceutical products.

Principles of Consolidation
- ---------------------------

      The consolidated financial statements include the accounts of Alliance and its wholly owned subsidiaries, BioPulmonics, Inc. ("BioPulmonics") and Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc. (formerly known as Advax Pharmaceutical, Inc.) and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1992 and 1993 have been reclassified to conform to the 1994 presentation.

Cash, Cash Equivalents, and Short-Term Investments
- --------------------------------------------------

      Cash and cash equivalents consist of cash and highly liquid investments, primarily U.S. government securities and corporate obligations, with original maturities of less than 90 days when purchased. Short-term investments are carried at amortized cost which approximates market.

Accounting For Investments In Debt and Equity Securities
- --------------------------------------------------------

      In July 1994, the Company adopted Statement of Financial Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's management has classified its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity. The cumulative effect of the change resulted in an adjustment to stockholders' equity of $127,000 at July 1, 1994.

Concentration of Credit Risk
- ----------------------------

      Cash, cash equivalents, and short-term investments are financial instruments which potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses in its investments.

Property, Plant, Equipment, and Other Assets
- --------------------------------------------

      Buildings, furniture, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of 4 to 25 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Patent, product, and technology rights are amortized using the straight-line method over 5 to 15 years.

Purchased Technology
- --------------------

      The purchased technology was acquired by virtue of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent (temporary blood substitute) and LiquiVent (intrapulmonary oxygen carrier) products.

      The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20 year life. Amortization of purchased technology is included in research and development expense. Accumulated amortization was $5,032,000 and $6,193,000 at June 30, 1993 and 1994,
respectively.

      The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Research and Development Expenses
- ---------------------------------
      Research and development expenditures are charged to expense as incurred.

Income Taxes
- ------------

      The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("Statement 109"), as of July 1, 1993. Statement 109 is an asset and liability approach that requires the recognition of deferred assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Prior years' financial statements have not been restated and the adoption of Statement 109 had no impact on the results of operations for the year ended June 30, 1994.

Net Loss Per Share
- ------------------

     Net loss per share is based on the weighted average number of shares outstanding during the respective years and does not include common stock equivalents since their effect on the net loss per share would be anti-dilutive.

2.  FINANCIAL STATEMENT DETAILS

Property, Plant, and Equipment - Net
- ------------------------------------

      Property, plant, and equipment consist of the following:

                                          June 30,
                                    1994           1993
                                ------------   -----------
Land                             $   225,000   $   225,000
Buildings                            300,000       300,000
Building improvements              1,561,000     1,344,000
Furniture, fixtures, and
 equipment                         9,467,000     7,866,000
Leasehold improvements             3,356,000     3,293,000
                                 -----------   -----------
                                  14,909,000    13,028,000
Less accumulated depreciation
 and amortization                 (4,744,000)   (3,408,000)
                                 -----------   -----------
                                 $10,165,000   $ 9,620,000
                                 ===========   ===========

Inventories and Other Current Assets
- ----------------------------------------

      Inventories and other current assets consist of the following:



                                           June 30,
                                      1994          1993
                                  -----------   -----------
Inventories                       $   384,000   $ 1,828,000
Loan receivable                       197,000       135,000
Interest receivable                   362,000       433,000
Deferred financing costs              126,000
Other                                 280,000       252,000
                                  -----------   -----------
                                  $ 1,349,000   $ 2,648,000
                                  ===========   ===========

     In fiscal 1995, the Company discontinued the promotion of Imagent(R) GI. Accordingly, the Company established a reserve as of June 30, 1994 to reduce its inventories of perflubron to the estimated net realizable value from sales of Imagent GI.

Other Assets - Net
- ------------------

      Other assets consist of the following:

                                                                             June 30,
                                                                        1994          1993
                                                                     -----------   -----------
Product, technology, and patent rights (see Note 4)
  (net of accumulated amortization of $1,387,000 and $935,000
  at June 30, 1994 and 1993, respectively)                            $2,494,000   $  895,000
Other                                                                  1,035,000    1,137,000
                                                                      ----------   ----------
                                                                      $3,529,000   $2,032,000
                                                                      ==========   ==========

3.  STOCKHOLDERS' EQUITY

Stock Option Plans
- ------------------

      The Company has an Incentive Stock Option Plan (the "1983 Plan") which provides for the granting of options to purchase up to an aggregate of 500,000 shares of the Company's common stock to employees of the Company. All such options have been granted. Options granted under the 1983 Plan generally vest in installments of 30 percent, 25 percent, 20 percent, 15 percent, and 10 percent of the number of shares initially subject to the options, commencing 12, 24, 36, 48, and 59 months, respectively, from the date of grant and are exercisable for a period of five years from the date of grant.

      The Company also has two Non-Qualified Stock Option Programs (the "1983 Program" and the "1991 Plan"). These programs provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 2,500,000 shares and 1,000,000 shares for the 1983 Program and the 1991 Plan, respectively) to directors, officers, and other employees and consultants. The optionees, dates of grant, option price (which for the 1991 Plan cannot be less than 80 percent of the fair market value of the common stock on the date of grant), and terms of the options, which cannot exceed ten years for both the 1983 Program and 1991 Plan, are determined by the Board of Directors. In May 1994, the Board of Directors amended and restated the 1991 Plan, subject to stockholder approval, to, among other things, increase the number of shares available under the 1991 Plan by 1,000,000 shares and to allow the issuance of incentive stock options.

      The following table summarizes stock option activity through June 30, 1994:

                                                          Weighted
                                             Shares     Average Price
                                           ---------    -------------
Balance at June 30, 1991                   1,225,432
   Granted                                   511,000           $21.06
   Exercised                                (181,966)          $ 6.75
   Terminated/Expired                         (5,492)          $ 9.68
                                           ---------
Balance at June 30, 1992                   1,548,974
   Granted                                   408,210           $12.04
   Exercised                                (102,941)          $ 5.50
   Terminated/Expired                        (44,340)          $22.77
                                           ---------
Balance at June 30, 1993                   1,809,903
   Granted                                   564,550           $ 9.42
   Exercised                                 (74,666)          $ 2.81
   Terminated/Expired                        (51,215)          $11.57
                                           ---------
Balance at June 30, 1994                   2,248,572
                                           =========
Available for future grant under the
 1983 Program                                 16,985
                                           =========
Available for future grant under the
 1991 Plan, as amended and restated,
 subject to stockholder approval             963,600
                                           =========

      At June 30, 1994, 1,406,235 options were vested and exercisable.

      Certain of the options granted from July 1, 1990 through June 30, 1992 were granted with exercise prices below fair market value at the date of the grant. The Company has recorded such difference as deferred compensation, which was amortized as compensation expense ratably over the vesting period of each option.

Warrants
- --------

      In December 1993, the Company issued a warrant to purchase 500,000 shares of common stock through December 2000 at an exercise price of $12 per share (see
Note 4). At June 30, 1994, the Company had warrants outstanding to purchase 736,813 shares of common stock at prices ranging from $6.95 to $15.96 per share. The warrants expire on various dates from July 1994 through December 2000. The cash proceeds that would be received upon the exercise of all outstanding warrants at June 30, 1994 would be $8,290,000.

Acquisition of Biopulmonics, Inc.
- ---------------------------------

      In December 1991, the Company purchased all the outstanding stock of BioPulmonics in a transaction recorded using the purchase method of accounting. The total purchase price was $3,055,000, payable in four installments, of which at least 80 percent of the consideration was to be paid in the Company's common stock. Accordingly, the minimum amount of the aggregate purchase price to be financed through the Company's common stock was recorded as capital arising from the acquisition of a subsidiary and the remaining balance was recorded as debt.

      In December 1993, the Company made its third installment payment (of $1,000,000) to the former BioPulmonics' stockholders with substantially all of such payment made in the Company's common stock. The Company will pay BioPulmonics' stockholders additional consideration of $1,000,000 (at least 80% of which must be in common stock) in or before June 1995.

Should the Company elect not to continue development of the technology acquired from BioPulmonics, the Company may transfer all the outstanding capital stock of BioPulmonics back to the former BioPulmonics' stockholders in lieu of making the final payment.

4.  MARKETING AGREEMENT

      In May 1989, the Company entered into a marketing agreement with Boehringer Ingelheim International GmbH ("BII") (the "Marketing Agreement"), which provided BII with marketing and manufacturing rights to certain of the Company's products in all countries outside North America. In addition, the Company and BII shared in the funding of research, development, and the conduct of clinical trials of certain perfluorochemical products. The Company earned license and research revenues of $2,200,000 and $1,753,000 under the agreement during fiscal 1993 and 1992, respectively. In June 1993, the Company and BII modified the Marketing Agreement and BII discontinued its research funding, and, in January 1994, the Company regained all marketing and manufacturing rights previously granted to BII in exchange for a warrant to purchase 500,000 shares of the Company's common stock through December 2000 at $12 per share. The Company has the right to call the warrant if its stock price achieves certain levels. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company has recorded product rights of $1,840,000 (the estimated fair value of the warrant). The cost of these rights was charged to expense in the first quarter of fiscal 1995, when the Company licensed these product rights to Ortho Biotech, Inc. (see Note 7).

5.  INCOME TAXES

      Significant components of the Company's deferred tax assets as of June 30, 1994 are shown below. A valuation allowance of $58,173,000, of which $16,160,000 is related to 1994, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

Deferred tax assets:
  Net operating loss carryforwards           $ 48,686,000
  Research and development credits              6,236,000
  Capitalized research expense                  3,372,000
  Other - net                                    (121,000)
                                             ------------
  Total deferred tax assets                    58,173,000
  Valuation allowance for deferred tax
    assets                                    (58,173,000)
                                             ------------
  Net deferred tax assets                    $          0
                                             ============

      Approximately $1,698,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

      At June 30, 1994, the Company had federal and various state net operating loss carryforwards of approximately $128,303,000 and $62,995,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal and various state tax loss carryforwards will begin expiring in fiscal 1998 and 1996, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $5,431,000 and $1,239,000, respectively, which will begin expiring in fiscal 1998 unless previously utilized.

      Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to a change of control of the Company. However, the Company believes that such limitations will not have an impact on the utilization of the carryforwards.

6.  COMMITMENTS AND CONTINGENCIES

      The Company leases certain office and research facilities in San Diego and certain equipment under operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the lease terms based on changes in the Consumer Price Index. Rent expense is recognized on a straight-line basis over the term of the leases.

      Minimum annual commitments related to operating lease payments at June 30, 1994 are as follows:

Years ending June 30,
- ------------------------
         1995               $ 1,839,000
         1996                 1,837,000
         1997                 1,863,000
         1998                 1,908,000
         1999                 1,962,000
         Thereafter           2,471,000
                            -----------
         Total              $11,880,000
                            ===========

      Rent expense for fiscal 1994, 1993, and 1992 was $2,286,000, $1,886,000, and $1,168,000, respectively.

      In order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future production requirements, the Company entered into an agreement with a vendor under which the Company is obligated to make payments to the vendor based, in part, upon the achievement of certain milestones. The minimum payments are anticipated to commence during 1995 and will continue for a 26-month period. The Company's total minimum future commitment is estimated not to exceed $3.5 million.

      During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed by certain shareholders. The actions have been consolidated into one class action lawsuit. The complaint claims, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have falsely portrayed the Company's financial condition. The complaint seeks unspecified damages and fees. The Company believes it has meritorious defenses and intends to vigorously defend against the claims brought by the shareholders in the action. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.

7.  SUBSEQUENT EVENT

      In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical ("PFC") emulsions capable of transporting oxygen for therapeutic use. Ortho will pay to Alliance a royalty based upon its sales of the product after commercialization. In addition, Ortho will pay to Alliance an initial license fee and other payments upon the achievement of certain milestones. Ortho will also be responsible for the remaining costs of developing the products. Concurrent with execution of the license agreement, Johnson & Johnson Development Corp. ("J&JDC") agreed to purchase 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtain a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. The preferred stock is convertible into common shares upon the earlier of: 1) Alliance common stock trading for an average price per share of at least $20 for twenty consecutive days; 2) termination of the license agreement; or 3) June 30, 1998. Each share of the preferred stock will be converted into a number of common shares based upon the lower of the average price of Alliance common stock at the time of conversion or $20 per share. Prior to conversion, each share of preferred stock is entitled to one-half vote on matters on which shareholders are entitled to vote. The preferred stock carries a cumulative annual dividend of $0.50 per share. J&JDC will have certain registration rights for common stock obtained by conversion of the preferred stock or exercise of the warrant.