Form 10-Q/A
period 1994-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1995-03-10
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(MARK ONE)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- ------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       Or

_____________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _________________


                         Commission File Number 0-12900


                         ALLIANCE PHARMACEUTICAL CORP.

             (Exact name of Registrant as specified in its charter)


New York                               14-1644018
- ------------------------------------   ----------------------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification Number)

3040 Science Park Road
San Diego, California                  92121
- ------------------------------------   ----------------------------------------
(Address of principal                  Zip Code
executive offices)

Registrant's telephone number,
including area code:                   619-558-4300
                                       ----------------------------------------


Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

  Yes               X                 No
       ---------------------------       ______________________

As of November 2, 1994, Registrant had 21,405,787 shares of its Common Stock, $.01 par value, outstanding.

                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----

                                                            Page No.
                                                            --------

PART I - FINANCIAL INFORMATION

PART I, item 1 and item 2 are hereby amended in their entirety to read as follows:

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


PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,        June 30,
                                                                                              1994              1994
                                                                                       -----------------  -----------------
 Assets                                                                                   (Unaudited)          (Note)
 ------
 Current assets:
   Cash and cash equivalents                                                           $      4,344,000   $      1,902,000
   Short-term investments                                                                    25,094,000         19,154,000
   Inventories  and other current assets                                                      1,884,000          1,349,000
                                                                                       -----------------  -----------------
        Total current assets                                                                 31,322,000         22,405,000

 Property, plant and equipment - net                                                         10,046,000         10,165,000
 Purchased technology - net                                                                  16,742,000         17,033,000
 Other assets - net                                                                           1,780,000          3,529,000
                                                                                       -----------------  -----------------
                                                                                       $     59,890,000   $     53,132,000
                                                                                       =================  =================

 Liabilities and Stockholders' Equity
 ------------------------------------
 Current liabilities:
   Accounts payable                                                                    $      2,462,000   $      1,074,000
   Accrued expenses                                                                           1,408,000          1,885,000
                                                                                       -----------------  -----------------
        Total current liabilities                                                             3,870,000          2,959,000

 Other                                                                                          324,000            348,000

 Stockholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
     1,500,000 and 0 shares outstanding at September 30, 1994
     and June 30, 1994 respectively                                                              15,000
   Common stock - $.01 par value; 30,000,000 shares authorized;
     21,372,787 and 21,372,054  outstanding at
     September 30, 1994 and June 30, 1994 respectively                                          214,000            214,000
   Additional paid-in capital                                                               222,942,000        208,954,000
   Accumulated deficit                                                                     (167,475,000)      (159,343,000)
                                                                                       -----------------  -----------------
        Total stockholders' equity                                                           55,696,000         49,825,000
                                                                                       -----------------  -----------------
                                                                                       $     59,890,000   $     53,132,000
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


See Notes to Condensed Consolidated Financial Statements.

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 ----------------------------------------------

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended
                                                             September 30,
                                                         1994             1993
                                                    --------------   --------------
                                                             (Unaudited)
 Revenues:
   Product revenue                                  $     58,000     $    129,000
   License and research revenue                        5,125,000           24,000
                                                    --------------   --------------
                                                       5,183,000          153,000

 Operating expenses:
   Research and development (including                11,566,000        6,894,000
     charge of $1,686,000 for
     disposition of product rights)
   General and administrative                          2,052,000        1,577,000
                                                    --------------   --------------
                                                      13,618,000        8,471,000
                                                    --------------   --------------
 Loss from operations                                 (8,435,000)      (8,318,000)

 Investment income and other                             303,000          477,000
                                                    --------------   --------------
 Net loss                                           $ (8,132,000)    $ (7,841,000)
                                                    ==============   ==============
 Net loss per share                                 $      (0.38)    $      (0.41)
                                                    ==============   ==============
 Weighted average number of shares outstanding        21,373,000       19,009,000
                                                    ==============   ==============

See Notes to Condensed Consolidated Financial Statements.

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 ----------------------------------------------

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three months ended
                                                                                             September 30,
                                                                                        1994              1993
                                                                                   --------------    --------------
                                                                                               (Unaudited)
 Operating activities:
   Net loss                                                                        $  (8,132,000)    $  (7,841,000)
                                                                                   --------------    --------------

   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                       748,000           724,000
     Disposition of product rights                                                     1,686,000
     Changes in assets and liabilities:
       Inventories and other                                                            (553,000)          473,000
       Accounts payable and accrued expenses and other                                   887,000           338,000
                                                                                   --------------    --------------
     Net adjustments                                                                   2,768,000         1,535,000
                                                                                   --------------    --------------
 Net cash used in operating activities                                                (5,364,000)       (6,306,000)
                                                                                   --------------    --------------

 Financing activities:
   Issuance of common stock, preferred stock and warrants                             14,580,000            (1,000)
                                                                                   --------------    --------------
 Net cash provided by (used in) financing activities                                  14,580,000            (1,000)
                                                                                   --------------    --------------

 Investing activities:
   Short-term investments                                                             (6,517,000)        8,569,000
   Property, plant and equipment                                                        (257,000)         (386,000)
                                                                                   --------------    --------------
 Net cash (used in) provided by investing activities                                  (6,774,000)        8,183,000
                                                                                   --------------    --------------

 Increase in cash and cash equivalents                                                 2,442,000         1,876,000
 Cash and cash equivalents at beginning of period                                      1,902,000         5,316,000
                                                                                   --------------    --------------
 Cash and cash equivalents at end of period                                        $   4,344,000     $   7,192,000
                                                                                   ==============    ==============


See Notes to Condensed Consolidated Financial Statements.

  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ----------------------------------------------------

  1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization
  ------------

          Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in the development, manufacturing and early-stage marketing of medical and pharmaceutical products.

  Principles of Consolidation
  ---------------------------

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

  Interim Condensed Financial Statements
  --------------------------------------

          The condensed consolidated balance sheet as of September 30, 1994, the condensed consolidated statements of operations for the three months ended September 30, 1994 and 1993, the condensed consolidated statements of cash flows for the three months ended September 30, 1994 and 1993 are unaudited.
  In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

  Cash, Cash Equivalents and Short-Term Investments
  -------------------------------------------------

          Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FASB No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of short-term investments at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 1994, the Company classified its short-term investments as available-for-sale. Available-for-sale investments are stated at fair value, with unrealized gains and losses (if any) carried as a component of stockholders' equity. Application of FASB No. 115 did not materially affect stockholders' equity as of September 30, 1994.

  Purchased Technology
  --------------------

          The purchased technology was acquired by virtue of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including Oxygent (temporary blood substitute) and LiquiVent (intrapulmonary oxygen carrier) products.

          The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20 year life. Amortization of purchased technology is included in research and development expense. Accumulated amortization was $6,193,000 and $6,484,000 at June 30, 1994 and September 30, 1994, respectively.

          The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.


  Net Loss Per Share
  ------------------

          Net loss per share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect on the net loss per share would be anti-dilutive.

  2. LICENSE AGREEMENT

          In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use. Ortho will pay to Alliance a royalty based upon its sales of the product after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4.0 million and will make other payments based on the achievement of certain milestones. Ortho will also be responsible for substantially all the remaining costs of developing the products. In conjunction with the license agreement, Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. As a result of the Ortho license agreement, the Company expensed capitalized product rights of $1.7 million (see Results of Operations).

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

Liquidity and Capital Resources

          Through September 1994, the Company financed its activities primarily from public and private sales of equity and funding from marketing and related agreements with corporate partners. In August 1994, the Company and Ortho Biotech, Inc. ("Ortho") entered into a worldwide exclusive license agreement ("License Agreement") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent(TM). Pursuant to the License Agreement, license and research revenues are expected to increase in 1995 from 1994. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. In January 1994, the Company completed a private placement of 2.2 million shares of common stock, resulting in net proceeds to the Company of $15.2 million. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

          The Company had net working capital of $27.5 million at September 30, 1994, compared to $19.4 million at June 30, 1994. The Company's cash, cash equivalents, and short-term investments increased to $29.4 million at September 30, 1994, from $21.1 million at June 30, 1994. The increase was primarily the result of $15.0 million received from the sale of convertible preferred stock to J&JDC and from $4.0 million of license revenue attributable to the License Agreement. These cash increases were partially offset by cash used in operations. Capital expenditures for 1995 are expected to be comparable to those incurred during 1994. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so over the foreseeable future.

          In September 1993, Alliance's previously inactive subsidiary, Astral, Inc. ("Astral"), entered into licensing and research agreements with the University of Pennsylvania ("Penn"), whereby Astral agreed to make certain payments to Penn, and Penn and certain investigators received an initial 15% ownership interest in Astral. Alliance also sublicensed to Astral certain technology for which it had previously funded research. During 1994, Alliance provided approximately $1.1 million to Astral for its research activities. For the three months ended September 30, 1994, Alliance provided approximately $350,000 to Astral for its research activities. The Company intends to consider other technologies that may be available to Astral or other subsidiaries for licensing and research agreements with other research institutions. The Company intends to seek outside sources of funding for the operations of Astral or any such other subsidiaries. There can be no assurance that such funding will be available on favorable terms, if at all. If new license and research agreements are added and outside sources of funding are not available, research support to Astral or any such other subsidiaries is expected to increase significantly.

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

Results of Operations


          Three Months Ended September 30, 1994 as Compared with Three Months Ended September 30, 1993

          The Company's license and research revenue increased to $5.1 million for the three months ended September 30, 1994, compared to $24,000 for the three months ended September 30, 1993. The increase was due to $4.0 million of license and $1.1 million of research revenues derived from the License Agreement. The Company expects research revenue to increase significantly during 1995, compared to 1994.

          The Company had net product revenue of $58,000 for the three months ended September 30, 1994, compared to $129,000 for the three months ended September 30, 1993. The Company's sales of Imagent(R) GI and Sat Pad(TM) have not been expected to provide significant revenue to the Company, and substantial increases are not anticipated. In September 1994, the Company discontinued promotional activities for Imagent GI. The majority of the Company's products are in the development stage and there can be no assurance as to whether or when it will be able to increase its product revenue significantly.

          The Company incurred total operating expenses of $13.6 million for the three months ended September 30, 1994. Operating expenses include a $1.4 million charge for purchases of raw material for certain products, $1.8 million for Oxygent costs incurred prior to execution of the License Agreement, $0.5 million for products no longer promoted or developed by Alliance, and a $1.7 million charge for capitalized product rights. The $1.4 million charge for purchases of raw material arises under a December 1993 agreement the Company entered into with its primary supplier. Under terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to research and development expense as incurred. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent (diagnostic imaging agents) and Oxygent (temporary blood substitute) products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

          Research and development expenses increased by 68% to $11.6 million for the three months ended September 30, 1994, compared to $6.9 million for the three months ended September 30, 1993, primarily a result of the increases described above.

          General and administrative expenses increased to $2.1 million for the three months ended September 30, 1994, compared to $1.6 million for the three months ended September 30, 1993. The increase in general and administrative expenses was primarily due to increased professional fees.

          Investment income and other was $303,000 for the three months ended September 30, 1994, compared to $477,000 for the three months ended September 30, 1993.

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


                                       ALLIANCE PHARMACEUTICAL CORP.
                                                 (Registrant)


                                             /s/ Theodore D. Roth
                                       ---------------------------------

                                               Theodore D. Roth
                                           Executive Vice President
                                          and Chief Financial Officer

Date:  March 7, 1994