Form 10-Q/A
period 1994-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1995-03-10
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- ---------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1994

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
_________          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
            (Exact name of Registrant as specified in its charter)

New York                                      14-1644018
- ------------------------------                ------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification Number)

3040 Science Park Road
San Diego, California                         92121
- -----------------------------------           ------------------------------
(Address of principal                         Zip Code
executive offices)

Registrant's telephone number,
including area code:                          619-558-4300
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


PART I  Financial Information:

Item 1. Financial Statements

      ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
      ----------------------------------------------

      CONDENSED CONSOLIDATED BALANCE SHEETS

      ------------------------------------------------------------------------------------------------
                                                                     December 31,        June 30,
                                                                       1994                1994
                                                                 -----------------   -----------------
                                                                    (Unaudited)           (Note)
      Assets
      ------

      Current assets:
         Cash and cash equivalents                               $      5,946,000    $      1,902,000
         Short-term investments                                        14,154,000          19,154,000
         Research revenue receivable                                    3,100,000
         Inventory and other current assets                             1,408,000           1,349,000
                                                                 -----------------   -----------------
                  Total current assets                                 24,608,000          22,405,000


      Property, plant and equipment - net                               9,861,000          10,165,000
      Purchased technology - net                                       16,452,000          17,033,000
      Other assets - net                                                1,943,000           3,529,000
                                                                 -----------------   -----------------
                                                                 $     52,864,000    $     53,132,000
                                                                 =================   =================


      Liabilities and Stockholders' Equity
      ------------------------------------

      Current liabilities:
         Accounts payable                                        $      1,692,000    $      1,074,000
         Accrued expenses                                               2,039,000           1,885,000
                                                                 -----------------   -----------------
                  Total current liabilities                             3,731,000           2,959,000

      Other                                                               518,000             348,000


      Stockholders' equity:
          Preferred stock - $.01 par value; 5,000,000
          shares authorized; 1,500,000 shares outstanding
          at December 31, 1994                                             15,000
      Common stock - $.01 par value; 30,000,000 shares
          authorized at June 30, 1994 and 50,000,000 shares
          authorized at December 31, 1994; 21,407,787
          and 21,372,054 shares issued and outstanding at
          December 31, 1994 and June 30, 1994, respectively               214,000             214,000
      Additional paid-in capital                                      222,878,000         208,954,000
      Accumulated deficit                                            (174,492,000)       (159,343,000)
                                                                 -----------------   -----------------
                  Total stockholders' equity                           48,615,000          49,825,000
                                                                 -----------------   -----------------
                                                                 $     52,864,000    $     53,132,000
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

See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- -----------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                                  Six months ended
                                                     December 31,                                       December 31,
                                              1994                    1993                       1994                    1993
                                      ------------------      ------------------         ------------------      ------------------
                                                      (Unaudited)                                        (Unaudited)
Revenues:
   Product revenue                    $          51,000       $          21,000          $         109,000       $         150,000
   License and research revenue               1,975,000                  78,000                  7,100,000                 102,000
                                      ------------------      ------------------         ------------------      ------------------
                                              2,026,000                  99,000                  7,209,000                 252,000

Operating expenses:
   Research and development                   7,414,000               8,660,000                 18,981,000              15,555,000
   General and administrative                 1,901,000               1,809,000                  3,952,000               3,385,000
                                      ------------------      ------------------         ------------------      ------------------
                                              9,315,000              10,469,000                 22,933,000              18,940,000
                                      ------------------      ------------------         ------------------      ------------------
Loss from operations                         (7,289,000)            (10,370,000)               (15,724,000)            (18,688,000)

Investment income and other                     272,000                 474,000                    575,000                 951,000
                                      ------------------      ------------------         ------------------      ------------------
Net loss                                     (7,017,000)             (9,896,000)               (15,149,000)            (17,737,000)

Dividends on preferred stock                   (219,000)                                          (219,000)
                                      ------------------      ------------------         ------------------      ------------------
Net loss applicable to common shares  $      (7,236,000)      $      (9,896,000)         $     (15,368,000)      $     (17,737,000)
                                      ==================      ==================         ==================      ==================

Net loss per share                    $           (0.34)      $           (0.52)         $           (0.72)      $           (0.93)
                                      ==================      ==================         ==================      ==================

Weighted average number of shares
  outstanding                                21,398,000              19,209,000                 21,385,000              19,109,000
                                      ==================      ==================         ==================      ==================





See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

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
                                                                      ==================     ==================

See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

Interim Condensed Financial Statements
- --------------------------------------
         The condensed consolidated balance sheet as of December 31, 1994, the condensed consolidated statements of operations for the three and six months ended December 31, 1994 and 1993, the condensed consolidated statements of cash flows for the six months ended December 31, 1994 and 1993 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Cash, Cash Equivalents and Short-Term Investments
- -------------------------------------------------
         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FASB No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of short-term investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are stated at fair value, with unrealized gains and losses carried as a component of stockholders' equity.

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

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20 year life. Amortization of purchased technology is included in research and development expense. Accumulated amortization was $6,193,000 and $6,774,000 at June 30, 1994 and December 31, 1994, respectively.


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

         During 1994, Alliance provided approximately $1.1 million to a subsidiary of the Company, Astral, Inc. ("Astral"), for its research activities. During the six months ended December 31, 1994, Alliance provided an additional approximately $1.1 million to Astral for its research activities. For strategic business reasons, in January 1995 Astral notified the University of Pennsylvania that it intends to terminate the licensing and research agreements entered into in September 1993. The Company intends to consider additional technologies that may be available to Astral or it for licensing and/or research agreements. The Company intends to seek outside sources of funding for the operations of Astral or to fund any such other agreements. There can be no assurance that such funding will be available on favorable terms, if at all. If new license and research agreements are added and outside sources of funding are not available, research funding for these activities is expected to increase significantly.


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

Results of Operations


         Six Months Ended December 31, 1994 as Compared with Six Months Ended December 31, 1993

         The Company's license and research revenue increased to $7.1 million for the six months ended December 31, 1994, compared to $102,000 for the six months ended December 31, 1993. The increase was due to $4.0 million of license and $3.1 million of research revenues derived from the License Agreement. The Company expects license and research revenue to increase significantly during 1995, compared to 1994, due to the License Agreement.

         The Company incurred total operating expenses of $22.9 million for the six months ended December 31, 1994. Operating expenses include a $2.9 million charge for purchases of raw material for certain products currently being developed, $1.8 million for Oxygent (temporary blood substitute) costs incurred prior to execution of the License Agreement, $0.5 million for products no longer promoted or developed by Alliance, and a $1.7 million charge for capitalized product rights. The $2.9 million charge for purchase of raw materials arises under a December 1993 agreement the Company entered into with its primary supplier. Under terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to research and development expense as incurred. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent(R) (diagnostic imaging agents) and Oxygent products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

         Research and development expenses increased by 22% to $19.0 million for the six months ended December 31, 1994, compared to $15.6 million for the six months ended December 31, 1993. The growth in expenses is primarily a result of the increases discussed above and increased staffing to support growth in research and development efforts. These expenses were partially offset by a reduction in payments to universities and outside consultants.

         General and administrative expenses increased by 17% to $4.0 million for the six months ended December 31, 1994, compared to $3.4 million for the six months ended December 31, 1993. The increase in general and administrative expenses was primarily due to increased professional fees.

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

         Research and development expenses decreased by 14% to $7.4 million for the three months ended December 31, 1994, compared to $8.7 million for the three months ended December 31, 1993, primarily a result of a reduction in payments to universities and outside consultants. This decrease in expenses was partially offset by increased staffing costs to support growth in certain core research and development efforts, and increased materials expenses.

         General and administrative expenses increased to $1.9 million for the three months ended December 31, 1994, compared to $1.8 million for the three months ended December 31, 1993. The increase in general and administrative expenses was primarily due to increased professional fees.

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

Date:  March 7, 1995