Form 10-Q
period 1995-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1995-05-10
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
- ---------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

_________       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _________

                        COMMISSION FILE NUMBER 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                                     14-1644018
- -----------------------------------                          ----------
___________________________________
(STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

3040 SCIENCE PARK ROAD
SAN DIEGO, CALIFORNIA                  92121
- -----------------------------------    --------------------------------
(ADDRESS OF PRINCIPAL                  ZIP CODE
EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                   619-558-4300
                                       --------------------------------

INDICATE BY A CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  YES               X                 NO ______________________
       ---------------------------

AS OF MAY 3, 1995, REGISTRANT HAD 24,602,437 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                ----------------------------------------------

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets                                     3

Condensed Consolidated Statements of Operations                           4

Condensed Consolidated Statements of Cash Flows                           5

Notes to Condensed Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           8

Signature                                                                 11

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     ----------------------------------------------

     CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
                                                                                 March 31,                 June 30,
                                                                                  1995                       1994
                                                                            --------------------     --------------------
     ASSETS                                                                    (Unaudited)                 (Note)
     ------
     Current assets:
         Cash and cash equivalents                                          $         4,579,000      $         1,902,000
         Short-term investments                                                       9,723,000               19,154,000
         Research revenue receivable                                                  2,000,000
         Inventory and other current assets                                           1,345,000                1,349,000
                                                                            --------------------     --------------------
                  Total current assets                                               17,647,000               22,405,000

     Property, plant and equipment - net                                              9,798,000               10,165,000
     Purchased technology - net                                                      16,162,000               17,033,000
     Other assets - net                                                               1,908,000                3,529,000
                                                                            --------------------     --------------------
                                                                            $        45,515,000      $        53,132,000
                                                                            ====================     ====================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities:
         Accounts payable                                                   $         1,711,000      $         1,074,000
         Accrued expenses                                                             1,945,000                1,885,000
                                                                            --------------------     --------------------
                  Total current liabilities                                           3,656,000                2,959,000

     Other                                                                              681,000                  348,000

     Stockholders' equity:
         Preferred stock - $.01 par value; 5,000,000 shares authorized;
             1,500,000 shares outstanding at March 31, 1995                              15,000
         Common stock - $.01 par value; 30,000,000 shares authorized at June 30, 1994 and 50,000,000 shares authorized
             at March 31, 1995; 21,412,370 and
             21,372,054 shares issued and outstanding at
             March 31, 1995 and June 30, 1994, respectively                             214,000                  214,000
         Additional paid-in capital                                                 223,045,000              208,954,000
         Accumulated deficit                                                       (182,096,000)            (159,343,000)
                                                                            --------------------     --------------------
                  Total stockholders' equity                                         41,178,000               49,825,000
                                                                            --------------------     --------------------
                                                                            $        45,515,000      $        53,132,000
                                                                            ====================     ====================


     Note : The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                            Nine months ended
                                                        March 31,                                    March 31,
                                              1995                      1994                 1995                   1994
                                       --------------------      -----------------    --------------------      -----------------
                                                        (Unaudited)                                    (Unaudited)
Revenues:
   Product revenue                      $           26,000        $        91,000       $         135,000        $       241,000
   License and research revenue                  2,450,000                 28,000               9,550,000                130,000
                                       --------------------      -----------------     -------------------      -----------------
                                                 2,476,000                119,000               9,685,000                371,000

Operating expenses:
   Research and development                      7,797,000              6,879,000              26,778,000             22,434,000
   General and administrative                    2,515,000              1,851,000               6,467,000              5,236,000
                                       --------------------      -----------------     -------------------      -----------------
                                                10,312,000              8,730,000              33,245,000             27,670,000
                                       --------------------      -----------------     -------------------      -----------------
Loss from operations                            (7,836,000)            (8,611,000)            (23,560,000)           (27,299,000)


Other income -- net                                232,000                449,000                 807,000              1,400,000
                                       --------------------      -----------------     -------------------      -----------------
Net loss                                        (7,604,000)            (8,162,000)            (22,753,000)           (25,899,000)

Dividends on preferred stock                      (188,000)                                      (407,000)
                                       --------------------      -----------------     -------------------      -----------------
Net loss applicable to common shares    $       (7,792,000)       $    (8,162,000)      $     (23,160,000)       $   (25,899,000)
                                       ====================      =================     ===================      =================

Net loss per share                      $            (0.36)       $         (0.38)      $           (1.08)       $         (1.30)
                                       ====================      =================     ===================      =================

Weighted average number of shares
  outstanding                                   21,409,000             21,330,000              21,393,000             19,848,000
                                       ====================      =================     ===================      =================





See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

________________________________________________________________________________

                                                                 Nine months ended
                                                                      March 31,
                                                             1995                   1994
                                                       ------------------    ------------------
                                                                      (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                            $    (22,753,000)     $    (25,899,000)
                                                       ------------------    ------------------
   Adjustments to reconcile net loss to net cash used in
   operations:
       Depreciation and amortization                          2,175,000             2,227,000
       Acquired research and development                      1,686,000
       Changes in assets and liabilities:
          Research revenue receivable                        (2,000,000)
          Accounts payable and accrued
          expenses and other                                    395,000              (162,000)
                                                       ------------------    ------------------
       Net adjustments                                        2,256,000             2,065,000
                                                       ------------------    ------------------
Net cash used in operating activities                       (20,497,000)          (23,834,000)
                                                       ------------------    ------------------

FINANCING ACTIVITIES:

   Issuance of common stock, preferred
    stock, and warrants                                      14,859,000            15,368,000
                                                       ------------------    ------------------
Net cash provided by financing activities                    14,859,000            15,368,000
                                                       ------------------    ------------------

INVESTING ACTIVITIES:
   Short-term investments                                     9,083,000            11,558,000
   Property, plant, and equipment                              (768,000)           (1,246,000)
                                                       ------------------    ------------------
Net cash provided by investing activities                     8,315,000            10,312,000
                                                       ------------------    ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                         2,677,000             1,846,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,902,000             5,316,000
                                                       ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      4,579,000      $      7,162,000
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

Principles of Consolidation
- ---------------------------
     The consolidated financial statements include the accounts of Alliance and its wholly owned subsidiaries, BioPulmonics, Inc. and Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 1994 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements
- --------------------------------------
     The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of operations for the three and nine months ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Cash, Cash Equivalents, and Short-Term Investments
- --------------------------------------------------
     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FASB No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of short-term investments at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are stated at fair value, with unrealized gains and losses carried as a component of stockholders' equity.

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

     The PFC technology is the basis for the Company's main drug development program and is being amortized over a 20-year life. Amortization of purchased technology is included in research and development expense. Accumulated amortization was $6,193,000 and $7,065,000 at June 30, 1994 and March 31, 1995,
respectively.

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

2. LICENSE AGREEMENT

     In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use. Ortho will pay to Alliance a royalty based upon its sales of the product after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4.0 million and will make other payments based on the achievement of certain milestones. Ortho will also be responsible for substantially all the remaining costs of developing the products. As of March 31, 1995, the Company had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred. Through April 1995, the Company had received research revenue payments of $5.1 million from Ortho. Such amounts are recorded as research revenue in the consolidated statements of operations. In conjunction with the license agreement, Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years.

3. SALE OF COMMON STOCK

     In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock. Net proceeds to the Company from such offerings were approximately $14.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES


        In April 1995, the company completed offerings of 3.2 million shares of newly issued common stock. Net proceeds to the company from such offerings were approximately $14.5 million.

        Through March 1995, the Company financed its activities primarily from public and private sales of equity and funding from marketing and related agreements with corporate partners. In August 1994, the Company and Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho") entered into a worldwide exclusive license agreement ("License Agreement") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent (temporary blood substitute). Pursuant to the License Agreement, license and research revenues are expected to continue to increase in 1995. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. As of March 31, 1995, the Company had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred. As of April 1995, the Company had received research revenue payments of $5.1 million from Ortho. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

        The Company had net working capital of $14.0 million at March 31, 1995, compared to $19.4 million at June 30, 1994. The Company's cash, cash equivalents, and short-term investments declined to $14.3 million at March 31, 1995, from $21.1 million at June 30, 1994. The decrease resulted primarily from cash used for operating expenses of $27.7 million and from property, plant, and equipment additions of $768,000. These uses of cash were offset by $15.0 million received from the sale of convertible preferred stock to J&JDC, and from receipt of $4.0 million of license revenue and $3.1 million of research revenue attributable to the License Agreement. Capital expenditures for 1995 are expected to be less than those incurred during 1994. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so over the foreseeable future.

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

        Alliance anticipates that its current capital resources, including the $14.5 million in net proceeds from the April 1995 offerings, expected revenues from the License Agreement, its investments, and product sales, will be adequate to satisfy its capital requirements and fund current and planned operations for approximately one year. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up, and the establishment of an effective sales and marketing organization and/or arrangements therefor.

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

RESULTS OF OPERATIONS

        NINE MONTHS ENDED MARCH 31, 1995 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1994

        The Company's license and research revenue increased to $9.5 million for the nine months ended March 31, 1995, compared to $130,000 for the nine months ended March 31, 1994. The increase was due to $4.0 million of license and $5.1 million of research revenues derived from the License Agreement. The Company expects license and research revenue to continue at higher levels during 1995, compared to 1994, due to the License Agreement.

        The Company incurred total operating expenses of $33.2 million for the nine months ended March 31, 1995. Operating expenses include $3.9 million for purchases of raw material for certain products currently being developed, $1.8 million for Oxygent (temporary blood substitute) costs incurred prior to execution of the License Agreement, $545,000 for products no longer promoted or developed by Alliance, and a $1.7 million charge for capitalized product rights. The $3.9 million charge for purchase of raw materials arises under a December 1993 agreement the Company entered into with its primary supplier. Under terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract are charged to research and development expense as incurred. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent(R) (diagnostic imaging agents) and Oxygent products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

        Research and development expenses increased by 20% to $26.8 million for the nine months ended March 31, 1995, compared to $22.4 million for the nine months ended March 31, 1994. The growth in expenses is primarily a result of increased raw material costs and the product rights charge discussed above and increased staffing to support growth in research and development efforts. These expenses were partially offset by a reduction in payments to universities and outside consultants.

        General and administrative expenses increased by 25% to $6.5 million for the nine months ended March 31, 1995, compared to $5.2 million for the nine months ended March 31, 1994. The increase in general and administrative expenses was primarily due to increased professional fees.

        Investment and other income was $807,000 for the nine months ended March 31, 1995, compared to $1.4 million for the nine months ended March 31, 1994. The decline was primarily a result of lower average cash balances.

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

        THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1994

        The Company's license and research revenue increased by $2.4 million for the three months ended March 31, 1995 from $28,000 for the three months ended March 31, 1994. The increase was primarily a result of research revenues derived from the License Agreement. The Company expects license and research revenue to continue at higher levels during 1995, compared to 1994, due to the License Agreement.

        Research and development expenses increased by 13% to $7.8 million for the three months ended March 31, 1995, compared to $6.9 million for the three months ended March 31, 1994, primarily a result of increased materials purchases.

        General and administrative expenses increased to $2.5 million for the three months ended March 31, 1995, compared to $1.9 million for the three months ended March 31, 1994. The increase in general and administrative expenses was primarily due to increased professional fees.

        Investment and other income was $232,000 for the three months ended March 31, 1995, compared to $449,000 for the three months ended March 31, 1994. The decline was primarily a result of lower average cash balances.

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

Date: May 10, 1995