Form 10-Q/A
period 1995-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1995-05-12
CIK 736994

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

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     ----------------------------------------------

     CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
                                                                                 March 31,                 June 30,
                                                                                  1995                       1994
                                                                            --------------------     --------------------
     ASSETS                                                                    (Unaudited)                 (Note)
     ------
     Current assets:
         Cash and cash equivalents                                          $         4,579,000      $         1,902,000
         Short-term investments                                                       9,723,000               19,154,000
         Research revenue receivable                                                  2,000,000
         Inventory                                                                    1,337,000                  384,000
         Other current assets                                                         1,131,000                  965,000
                                                                            --------------------     --------------------
                  Total current assets                                               18,770,000               22,405,000

     Property, plant and equipment - net                                              9,798,000               10,165,000
     Purchased technology - net                                                      16,162,000               17,033,000
     Other assets - net                                                               1,908,000                3,529,000
                                                                            --------------------     --------------------
                                                                            $        46,638,000      $        53,132,000
                                                                            ====================     ====================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities:
         Accounts payable                                                   $         1,711,000      $         1,074,000
         Accrued expenses                                                             1,945,000                1,885,000
                                                                            --------------------     --------------------
                  Total current liabilities                                           3,656,000                2,959,000

     Other                                                                              681,000                  348,000

     Stockholders' equity:
         Preferred stock - $.01 par value; 5,000,000 shares authorized;
             1,500,000 shares outstanding at March 31, 1995                              15,000
         Common stock - $.01 par value; 30,000,000 shares authorized at June 30, 1994 and 50,000,000 shares authorized
             at March 31, 1995; 21,412,370 and
             21,372,054 shares issued and outstanding at
             March 31, 1995 and June 30, 1994, respectively                             214,000                  214,000
         Additional paid-in capital                                                 223,045,000              208,954,000
         Accumulated deficit                                                       (180,973,000)            (159,343,000)
                                                                            --------------------     --------------------
                  Total stockholders' equity                                         42,301,000               49,825,000
                                                                            --------------------     --------------------
                                                                            $         46,638,000     $        53,132,000
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


See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                            Nine months ended
                                                        March 31,                                    March 31,
                                              1995                      1994                 1995                   1994
                                       --------------------      -----------------    --------------------      -----------------
                                                        (Unaudited)                                    (Unaudited)
Revenues:
   Product revenue                      $           26,000        $        91,000       $         135,000        $       241,000
   License and research revenue                  2,450,000                 28,000               9,550,000                130,000
                                       --------------------      -----------------     -------------------      -----------------
                                                 2,476,000                119,000               9,685,000                371,000

Operating expenses:
   Research and development                      6,674,000              6,879,000              25,655,000             22,434,000
   General and administrative                    2,515,000              1,851,000               6,467,000              5,236,000
                                       --------------------      -----------------     -------------------      -----------------
                                                 9,189,000              8,730,000              32,122,000             27,670,000
                                       --------------------      -----------------     -------------------      -----------------
Loss from operations                            (6,713,000)            (8,611,000)            (22,437,000)           (27,299,000)


Other income -- net                                232,000                449,000                 807,000              1,400,000
                                       --------------------      -----------------     -------------------      -----------------
Net loss                                        (6,481,000)            (8,162,000)            (21,630,000)           (25,899,000)

Dividends on preferred stock                      (188,000)                                      (407,000)
                                       --------------------      -----------------     -------------------      -----------------
Net loss applicable to common shares    $       (6,669,000)       $    (8,162,000)      $     (22,037,000)       $   (25,899,000)
                                       ====================      =================     ===================      =================

Net loss per share                      $            (0.31)       $         (0.38)      $           (1.03)       $         (1.30)
                                       ====================      =================     ===================      =================

Weighted average number of shares
  outstanding                                   21,409,000             21,330,000              21,393,000             19,848,000
                                       ====================      =================     ===================      =================





See Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

________________________________________________________________________________

                                                                 Nine months ended
                                                                      March 31,
                                                             1995                   1994
                                                       ------------------    ------------------
                                                                      (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                            $    (21,630,000)     $    (25,899,000)
                                                       ------------------    ------------------
   Adjustments to reconcile net loss to net cash used in
   operations:
       Depreciation and amortization                          2,175,000             2,227,000
       Acquired research and development                      1,686,000
       Changes in assets and liabilities:
          Research revenue receivable                        (2,000,000)
          Inventory                                            (953,000)             (413,000)
          Accounts payable and accrued
          expenses and other                                    225,000               251,000
                                                       ------------------    ------------------
       Net adjustments                                        1,133,000             2,065,000
                                                       ------------------    ------------------
Net cash used in operating activities                       (20,497,000)          (23,834,000)
                                                       ------------------    ------------------

FINANCING ACTIVITIES:

   Issuance of common stock, preferred
    stock, and warrants                                      14,859,000            15,368,000
                                                       ------------------    ------------------
Net cash provided by financing activities                    14,859,000            15,368,000
                                                       ------------------    ------------------

INVESTING ACTIVITIES:
   Short-term investments                                     9,083,000            11,558,000
   Property, plant, and equipment                              (768,000)           (1,246,000)
                                                       ------------------    ------------------
Net cash provided by investing activities                     8,315,000            10,312,000
                                                       ------------------    ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                         2,677,000             1,846,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,902,000             5,316,000
                                                       ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      4,579,000      $      7,162,000
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

        Through March 1995, the Company financed its activities primarily from public and private sales of equity and funding from marketing and related agreements with corporate partners. In August 1994, the Company and Ortho Biotech, Inc. and the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho") entered into a worldwide exclusive license agreement ("License Agreement") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygen(TM) (temporary blood substitute). Pursuant to the License Agreement, license and research revenues are expected to continue to increase in 1995. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. As of March 31, 1995, the Company had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred. As of April 1995, the Company had received research revenue payments of $5.1 million from Ortho. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

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

        In December 1993, the Company entered into an agreement with its primary supplier of raw material for certain products. Under the terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract, except those reimbursable under the License Agreement, are charged to expense as incurred.

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

        The Company incurred total operating expenses of $32.1 million for the nine months ended March 31, 1995. Operating expenses include $2.9 million for purchases of raw material for certain products currently being developed, $1.8 million for Oxygent (temporary blood substitute) costs incurred prior to execution of the License Agreement, $545,000 for products no longer promoted or developed by Alliance, and a $1.7 million charge for capitalized product rights. The $2.9 million charge for purchase of raw materials arises under a December 1993 agreement the Company entered into with its primary supplier. Under terms of the agreement, the Company is obligated to fund the supplier at defined minimum levels. All costs associated with the contract, except those reimbursable under the License Agreement, are charged to research and development expense as incurred. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent(R) (diagnostic imaging agents) and Oxygent products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

        Research and development expenses increased by 14% to $25.7 million for the nine months ended March 31, 1995, compared to $22.4 million for the nine months ended March 31, 1994. The growth in expenses is primarily a result of increased unreimbursable raw material costs and the product rights charge discussed above and increased staffing to support growth in research and development efforts. These expenses were partially offset by a reduction in payments to universities and outside consultants.

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

        Research and development expenses decreased by 3% to $6.7 million for the three months ended March 31, 1995, compared to $6.9 million for the three months ended March 31, 1994, primarily a result of decreased raw materials expense during the current quarter.

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

Date: May 12, 1995