Form 10-K
period 1995-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1995-09-22
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended                      JUNE 30, 1995
                           -----------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from                        to
                                ----------------------    ----------------------

                      Commission file number      0-12900
                                                  -------

                         ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              New York                                      14-1644018
-------------------------------------------        -----------------------------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

  3040 Science Park Road, San Diego, CA                         92121
-------------------------------------------        -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     619-558-4300
                                                    ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

          NONE
----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, par value $0.01.
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.     Yes X    No
                                                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           [COVER PAGE 1 OF 2 PAGES]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System on August 31, 1995, was $183,387,441.

    The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1995 was 24,831,660.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1995 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


                           [COVER PAGE 2 OF 2 PAGES]

                                     PART I

 ITEM 1.  BUSINESS


      Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on the application of scientific discoveries which can be developed into innovative drug products. Based on its perfluorochemical ("PFC") technologies, the Company has two drug products in clinical trials: Oxygent(TM), an intravascular agent for use as a temporary oxygen carrier ("blood substitute") to reduce or eliminate the requirement for allogeneic (donor) blood transfusions during elective surgery; and LiquiVent(R), an intrapulmonary drug for use in treating patients with acute respiratory failure to reduce the morbidity associated with conventional mechanical ventilation therapy. In addition, Imagent(R) US, a PFC-based contrast agent for enhancement of ultrasound images of blood flow abnormalities (perfusion defects) is in the preclinical phase. The Company is also in early research and development of antigenized antibody technology for potential use in producing novel vaccines directed against infectious diseases and for use in regulating autoimmune disorders.

      Over the past several years, the health care industry has experienced significant and rapid change. One of these changes is the rapid pace at which scientific discoveries are being made. These discoveries often occur in the universities and medical centers where the researchers and clinicians work toward identifying the basic causes of disease and potential targets for new therapies. The Company believes that research and development companies such as Alliance are in a position to collaborate with inventors to develop innovative pharmaceutical products based on the intellectual property arising from these discoveries. Alliance has developed significant experience defining pharmaceutical formulations, designing manufacturing processes, conducting preclinical pharmacology and toxicology studies, and conducting early-phase human testing in accordance with regulatory guidelines. The final phase of drug development requires greater resources and involves the completion of late-phase human testing, obtaining worldwide regulatory approvals, building large-scale manufacturing capacity, and implementing marketing strategies. Multinational pharmaceutical companies with established capabilities and expertise are in a stronger position to perform these tasks.

      Alliance has entered into agreements with institutions and inventors for the rights to their discoveries and is adding value to these discoveries by defining the product, market and regulatory strategies prior to seeking collaborative relationships with multinational pharmaceutical companies for the delivery of these products to the market. Alliance intends to seek additional similar agreements and, through this approach, Alliance believes it can play an important role in the development of innovative pharmaceutical products.

      The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121.

 PRODUCTS


      Three of the products currently under development by Alliance are based upon PFC technologies. PFCs are clear, colorless and non-flammable liquids, are twice as dense as water, and are biochemically inert. Alliance's primary drug substance is perflubron (perfluorooctyl bromide), an eight-carbon brominated PFC that, along with other attributes, produces a stable emulsion.

      OXYGENT. Oxygent (an emulsion containing perflubron) is an intravascular oxygen carrier for use as a temporary "blood substitute" to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. Oxygent has several potential advantages over the use of allogeneic (donor) blood: it does not transmit infectious disease, is compatible with all blood types, and has a shelf life exceeding one year.

      According to the 1994 estimates of The National Institutes of Health, the risks per unit of blood transfused in the U.S. are 1:2,500 for bacterial infections; 1:3,000 for hepatitis; 1:100,000 for fatal hemolytic reactions (clerical error); and 1:250,000 for HIV infections (AIDS). To avoid these risks, certain techniques can be employed that allow use of the patient's own (autologous) blood. These techniques include (1) predonation, in which patients donate several units of their blood in the six weeks leading up to surgery, (2) perioperative hemodilution, in which several units of their blood are removed just prior to surgery and are replaced with a plasma expander, and (3) salvage, where a "cell saver" is used to collect blood lost during the surgical procedure. In the future, drugs such as erythropoietin, serine protease inhibitors, and oxygen-carrying drugs may increase the utilization of these techniques by improving both their safety and effectiveness. Oxygent is intended for use with any of the above-mentioned autologous blood collection techniques. During surgery, when a blood transfusion is indicated, Oxygent would be given instead to maintain an adequate level of oxygen delivery despite a lower red blood cell concentration, thereby delaying the need for transfusion. This delay allows the majority of the previously removed autologous blood to be reinfused at the end of the procedure, providing a safe red blood cell concentration level for recovery while avoiding donor blood.

      The Oxygent dose for surgical applications is expected to provide the equivalent oxygen delivery of approximately two units of red blood cells. It is estimated that approximately three million patients are at risk of receiving one or more units of blood during elective surgeries annually in the United States.

      In August 1994, the Company entered into a license agreement (the "License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, subsidiaries of Johnson & Johnson (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent. The product is being developed jointly by Alliance and Ortho, with Ortho being responsible for substantially all of the remaining costs of development.

      In April 1995, the Company completed two clinical studies with healthy volunteers using Oxygent. The purpose of these studies was to obtain supplemental safety information and pharmacokinetic data regarding the administration, distribution, metabolism and excretion (ADME study) of the product. The results of these studies indicate that both the incidence and the magnitude of certain transient side effects seen previously in some patients have been diminished.

      LIQUIVENT. LiquiVent (sterile perflubron) is in clinical development for use as an intrapulmonary agent to treat acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function.

      Approximately 700,000 patients in the United States are placed on mechanical gas ventilators each year for treatment of lung dysfunction due to acute injuries or exacerbations of chronic lung diseases. The most urgent need for these patients is to improve their blood oxygenation; however, the prolonged use of high ventilatory pressures or high concentrations of inspired oxygen can be damaging to the lungs. Each year, approximately 150,000 patients in the United States suffering from respiratory failure progress to the most severe form, referred to as acute respiratory distress syndrome ("ARDS"), where the risk of death is 40-60%.

      LiquiVent is intended to be used in a technique called partial liquid ventilation ("PLV"). In this procedure, the drug is administered through an endotracheal tube into the lungs of a patient being supported by a mechanical ventilator. The initial goal of LiquiVent/PLV therapy is to open collapsed alveoli to improve pulmonary function and gas exchange. Once this has been accomplished, ventilator pressure and oxygen concentration may be lowered to minimize ventilator-induced lung trauma. In clinical studies, LiquiVent has also been observed to encourage the migration of mucus and alveolar debris to the central airways, where suctioning is easier. In conjunction with a possible direct LiquiVent anti-inflammatory effect, the ability to remove such debris may significantly reduce the excessive inflammatory response associated with acute respiratory failure and enhance the effectiveness of other therapeutic interventions, all serving to potentially reduce patient recovery time.

      In May 1995, the Company completed Phase I/II clinical trials in which adults, children and premature infants with ARDS who were treated with LiquiVent showed improvement in both respiratory gas exchange and lung mechanics. In July 1995, the Company commenced a Phase II clinical trial with adult patients for LiquiVent in several academic medical centers throughout the United States. The U.S. Food and Drug Administration ("FDA") has granted the Company Subpart E status (expedited review) for the product in connection with the treatment of ARDS.

      IMAGENT US. Imagent US is a contrast agent that is an aqueous dispersion of PFC vapor-containing microbubbles. The gas bubbles are highly echogenic and, when delivered intravenously, generate signals that enhance ultrasonic images. Imagent US is intended to be used to enhance ultrasound images of blood flow abnormalities (perfusion defects), which can occur as a result of myocardial infarctions, blood clots or solid tumors. Approximately 18 million scans of the heart, vasculature, and abdominal organs are performed annually in the United States. More than 50% of these procedures may potentially benefit from a cost-effective contrast agent. In preclinical studies, Imagent US has been found to enhance the ultrasound signal from perfused tissues and blood vessels using both gray-scale and color Doppler imaging techniques.

      To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, and have a shelf life exceeding one year. Imagent US is being developed to meet these requirements. It has the potential for assessing general vascular disease, cardiac (ventricular) function and, most importantly, myocardial perfusion. The agent may also be useful in detecting space-occupying lesions (such as solid tumors) in organs such as the liver.

      The Company has evaluated multiple formulations for Imagent US, each of which has advantages for certain applications. Imagent US is in the preclinical phase.

      IMAGENT GI. In August 1993, the Company received FDA approval to market Imagent GI, an oral contrast agent for use with magnetic resonance ("MR") imaging. In September 1994, the Company discontinued promotion of Imagent GI. The emphasis on cost containment in the delivery of health care services has contributed to a reduction in the use of many medical products and diagnostic procedures. MR imaging procedures, in particular, have come under increased pricing pressure. Capitated MR procedure reimbursement and the lack of specific reimbursement for oral contrast agents have limited the market acceptance of Imagent GI.

      IMAGENT LN AND IMAGENT BP. The formulations for Imagent LN, the Company's contrast agent for imaging lymph nodes with computed tomography ("CT"), and Imagent BP, an intravenous blood pool contrast agent for use with CT, are similar to Oxygent. Because of the similarities, these products fall within the scope of the License Agreement. Following discussions with Ortho, it was determined in September

 1994, that development activities would focus on the oxygen-carrying uses of the PFC emulsions and that development efforts on Imagent LN and Imagent BP would be suspended.

      SAT PAD(R). Sat Pad (MR imaging accessory) is a re-usable product developed and marketed by Alliance that improves the quality of images obtained by certain MR imaging techniques. Sat Pad kits contain conformable, PFC-filled pads that are positioned externally over musculoskeletal areas, such as the neck or ankle. Current MR imaging technology is, at times, limited in its ability to detail musculoskeletal anatomy in the presence of fatty tissues.
 Sat Pad can be used in conjunction with the approximately 2,200 MR scanners which have "fat saturation" software in operation in the United States. When used with such software, Sat Pad improves the ability of MR to suppress signals generated by fat and, as a result, can improve the quality of MR images. Sat Pad is distributed by dealers specializing in radiology products. Sales of Sat Pad were approximately $176,000 for fiscal 1995. The Company expects that the sales volume of Sat Pad will be limited and does not anticipate significant revenue from the product.

      The Company's products require substantial development efforts. The Company may encounter unforeseen technical problems which may force abandonment or substantial change in the development of a specific product or process, or technological change or product development by others, any of which may have a material adverse effect on the Company. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 1995, 1994, and 1993 the Company incurred research and development expenses of $35,063,000, $31,605,000, and $24,767,000, respectively.


 COLLABORATIVE RELATIONSHIPS

      In August 1994, the Company entered into the License Agreement, which provides Ortho with worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent. The product is being developed jointly by Alliance and Ortho, with Ortho being responsible for substantially all of the remaining costs of development. Ortho paid Alliance an initial license fee of $4.0 million and will make other payments upon the achievement of certain milestones. In addition, Ortho will pay to Alliance a royalty based upon its sales of the product after commercialization. In conjunction with the License Agreement, Johnson & Johnson Development Corporation purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a three year warrant to purchase 300,000 shares of Common Stock at $15 per share.

      In November 1994, the Company entered into a license agreement with Glaxo for the use of the Company's fluorinated surfactants in certain metered dose inhalers ("MDIs") which deliver Glaxo's respiratory drug formulations. Glaxo is responsible for the development and marketing of MDI products incorporating the Company's surfactant. The agreement provides for an initial license fee and milestone payments to Alliance, which are not expected to exceed $2.5 million in the aggregate, with royalties to Alliance following commercialization.

      The Company is seeking collaborative relationships for the marketing of LiquiVent and Imagent US on terms conceptually similar to those contained in the License Agreement.

      There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

 MARKETING

      Sat Pad is currently distributed through certain distributors of MR equipment and imaging products. Under the terms of the License Agreement, Ortho has exclusive worldwide marketing rights to Oxygent and any other injectable PFC emulsion products capable of transporting oxygen for therapeutic use. The Company has not yet selected its marketing partners for LiquiVent or Imagent US.

 MANUFACTURING


      The Company manufactures all of its products for preclinical and clinical trials. Oxygent is produced in Alliance's San Diego facility, which includes both pilot-scale (18 liter) and intermediate-scale (250 liter) production capability. The Company believes that, if and when approved by the FDA, the intermediate scale-up facility will provide sufficient production capacity for future clinical trials and market launch. A larger commercial-scale facility will be required for products in the future. Under the terms of the License Agreement, Ortho has the right to elect to manufacture Oxygent itself or have the Company continue to do so, which election must be made at or prior to the filing of a new drug application. If Alliance manufactures Oxygent for Ortho, the transfer price will be determined by Ortho's net sales price for the product, provided that Alliance will not transfer it for less than Alliance's burdened cost. The Company has not selected a commercial-scale site or obtained any regulatory approvals. Construction of such a facility will depend upon regulatory approvals, product development, and capital resources, among other things.

      LiquiVent is manufactured for clinical trials at the Company's Otisville, New York facility. It is the same drug substance for which Alliance obtained FDA approval in August 1993 as an oral contrast agent for MR imaging (Imagent
 GI). As a result, certain chemistry, manufacturing, and control requirements for perflubron have been accepted by the FDA, which may benefit the Company in the regulatory review process for certain other products.

      Imagent US is manufactured for preclinical studies at the San Diego facility, using a proprietary process to form PFC vapor-containing dry microbubbles, which are reconstituted with sterile water just prior to use. The existing process is satisfactory for production of quantities of Imagent US for clinical trials and to support introductory marketing after commercialization.

 SOURCES AND AVAILABILITY OF RAW MATERIALS

      The Company has obtained perflubron, the principal raw material utilized in Oxygent and LiquiVent, from several large chemical suppliers, and believes that it has sufficient inventory of the drug substance for clinical trials.

 SUBSIDIARY ACTIVITIES


      Antigenized antibodies utilize human immunoglobulin as a platform to carry specific peptides to modulate the immune system. The presentation of the peptide is accomplished by use of genetic engineering techniques to make a substitution in the complementarity determining regions (CDR) of the antibody. Depending on the disease and the antigen, antigenized antibodies may be used to either stimulate antibody production (as in a vaccine) to prevent disease or to down-regulate antibody production (as in a tolerogen) to treat certain autoimmune disorders. Antigenized antibodies provide for a delivery system with advantages over the free peptide, including its half-life in blood circulation and the ability of the peptide to stimulate both a cellular and a humoral antibody response. In this manner a cost-effective combination vaccine or vaccine/tolerogen therapy may be engineered by using a common platform and a common manufacturing process. Further chemical modification of these molecules may obviate the requirement for adjuvants during immunization or tolerization. The Company, through its Astral, Inc. ("Astral") subsidiary, is developing a prototype vaccine for an infectious disease and a prototype tolerogen for an autoimmune disease.

      For strategic business reasons, in January 1995 Astral terminated licensing and research agreements which it initiated with the University of Pennsylvania in September 1993.

      In June 1995, the Company formed a subsidiary, Talco Pharmaceutical, Inc. ("Talco"), which entered into licensing and research agreements with Temple University, whereby Talco agreed to make payments to Temple in exchange for certain technology rights, and Temple and others received an initial seven percent ownership interest in Talco.

      The Company intends to consider other technologies that may be available for licensing and research agreements with other institutions or inventors. Alliance intends, where appropriate, to seek outside sources of funding for the operation of its subsidiaries. There can be no assurance that such funding will be available on terms favorable to the subsidiaries, if at all. If new license and research agreements are added and the Company is not able to obtain outside sources of funding for its subsidiaries, research support by the Company to its subsidiaries is expected to increase significantly.

 COMPETITION

      The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products which may be similar to Alliance's products. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company. There can be no assurance that the Company will be able to compete successfully.

      Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a blood substitute. Two primary approaches have shown promise as temporary oxygen carriers: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include: stroma-free, chemically modified hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a blood substitute, some of which have entered clinical trials. One major U.S. pharmaceutical company is collaborating with a company developing a recombinant hemoglobin-based blood substitute. Alliance is aware of two other companies developing PFC-based temporary oxygen carriers, one of which has entered clinical trials.

      Although liquid ventilation therapy has been in the research phase for the last two decades, the Company is unaware of any potential competition which has reached the clinical trial stage. However, other companies may be evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over these potential competitors.

      A number of larger companies currently market a broad range of contrast agents. One U.S. pharmaceutical company has recently gained FDA approval to market an ultrasound contrast agent and other companies are known to be developing similar products. One of these companies is believed to have a product in Phase III clinical trials, another has reported that it has completed a Phase II clinical trial, and a third is believed to be in Phase II clinical trials.

 GOVERNMENT REGULATIONS

      The Company's products require governmental approval before production and marketing can commence. The regulatory approval process is administered in the United States by the FDA and by similar agencies in foreign countries. The process of obtaining regulatory clearances or approvals is costly and time consuming. The Company cannot predict how long the necessary clearances or approvals will take or whether it will be successful in obtaining them.

      Generally, all potential pharmaceutical products must successfully complete two major stages of development (preclinical and clinical testing) prior to receiving marketing approval by the governing regulatory agency. In preclinical testing, potential compounds are tested both in vitro and in animals to gain safety information prior to administration in humans.
 Knowledge is obtained regarding the effects of the compound on bodily functions as well as its absorption, distribution, metabolism and elimination.

      In clinical testing, a three-phase progression of studies includes:

PHASE           DESCRIPTION                          PURPOSE
-----           -----------                          -------
I               The first trials of a new drug       To gain preliminary human
                in humans; the drug is given for     pharmacology and safety
                a short period to a small number of  information concerning the drug healthy volunteers or patients
                suffering from the disease for
                which the drug is intended

II              Pilot studies on a small number of   To determine if the drug has the intended
                patients in the population for       effect and to approximate the
                which the drug is intended           therapeutic range

III             Expanded trials in the target        Pivotal studies to determine the safety,
                patient population                   optimal dosages, and efficacy of the drug

      Following completion of these studies, a new drug application must be submitted to and approved by the FDA in order to market the product in the United States. Similar applications are required in foreign countries. There can be no assurance that, upon completion of the foregoing trials, the results will be considered adequate for government approval. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will govern manufacturing and marketing activities.

      The FDA has established a designation to speed the availability of new therapies for life-threatening or severely debilitating diseases. This designation, defined in Subpart E of the FDA's investigational new drug regulations, may expedite clinical evaluation and regulatory review of some new drugs.


      Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing Imagent GI, a perflubron-based drug;
 however, perflubron remains subject to regulation by governmental agencies.

      In addition to FDA regulation, the Company is subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the United States Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation, by governmental authorities in the United States and other countries, may impede or limit the Company's ability to develop and market its products.

 PATENTS AND PROPRIETARY RIGHTS

      The Company is diligent in seeking protection for its products, processes, technologies, and ongoing improvements. The Company is pursuing patent protection in the United States and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Australia, Canada, Ireland, Israel, Japan, Norway, and South Africa, and patents have been granted in some of these countries.


      The Company has six issued U.S. patents related to or covering PFC emulsions which are the basis for its Oxygent product. The issued patents and other pending patent applications cover specific details of emulsified PFCs which are covered by product-by-process claims, method claims describing their manufacture, and some composition claims. These broadly cover high concentration PFC emulsions, typically 40-125% weight per volume (although some are limited to 75-125% weight per volume), and manufacturing methods.

      In September 1994, Alliance received a United States patent for its preferred method of using blood substitutes to facilitate oxygen delivery. The patent is pending in Europe, Japan, and other countries. The issued claims cover a method for facilitating autologous blood use in conjunction with administering oxygen enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, plant, or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic blood transfusions during surgery.

      The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. In August 1995, Alliance received a U.S. patent covering its method of administering LiquiVent to patients. The Company has patent applications pending which cover the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. The Company also has patent applications pending which cover apparatus for liquid ventilation using PFCs.

      The Company has filed four patent applications concerning the composition, manufacture and use of novel stabilized microbubble compositions, which are based on its discovery that PFC gases, in combination with appropriate surfactants, can stabilize microbubbles that are effective for ultrasonic imaging.

      The Company has patents that have issued in the U.S. and abroad, and additional pending patents, covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug-transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additional fluorinated compounds disclosed in pending applications may be employed in cosmetics, protective creams, and lubricating agents. Compositions that can be structured as emulsions, microemulsions, and gels may be useful as contrast enhancement agents for radiography and scintigraphy. The Company also has pending applications relating to microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics, and electro-optics.

      Aside from the issued patents and allowed applications referred to above, however, no assurance can be given that any of these applications will result in issued U.S. or foreign patents. Although patents are issued with a presumption of validity and require a challenge with a high degree of proof to establish invalidity, no assurance can be given that any issued patents would survive such a challenge and would be enforceable.

      The Company also attempts to protect its proprietary products, processes, and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees, consultants and certain other persons who have access to such products, processes, and information. The agreements affirm that all inventions conceived by employees are the exclusive property of the Company, with the exception of inventions unrelated to the Company's business and developed entirely on the employee's own time. Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of the Company's trade secrets.

 PRODUCT LIABILITY CLAIMS AND UNINSURED RISKS

      The sale or use of the Company's present products and any other products or processes that may be developed or sold by the Company may expose the Company to potential liability from claims by end-users of such products or by manufacturers or others selling such products, either directly or as a component of other products. While the Company has product liability insurance, there can be no assurance that the Company will continue to maintain such insurance or that it will provide adequate coverage. If the Company is held responsible for damages in a product liability suit, the Company's financial condition could be materially and adversely affected.

 EMPLOYEES

      As of August 31, 1995, the Company had 186 full-time employees, of whom 150 were engaged in research and development, production and associated support, five in business development, sales and marketing, and 31 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

 EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the executive officers of the Company:

      DUANE J. ROTH. Mr. Roth, who is 45, has been President and Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is an Executive Vice President of the Company.

      HAROLD W. DELONG. Mr. DeLong, who is 47, has been Executive Vice President - Business Development and Marketing for the Company since February 1989. Mr. DeLong has been employed for more than 20 years in the medical diagnostics and pharmaceutical industry in various sales, marketing and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also previously employed by Ortho Diagnostic Systems, Inc., for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

      THEODORE D. ROTH. Mr. Roth, who is 44, has been Executive Vice President and Chief Financial Officer of the Company since November 1987 and Secretary since 1990. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Mr. Duane J. Roth, the Chairman of the Company.

      B. JACK DEFRANCO. Mr. DeFranco, who is 50, has been Vice President - Marketing for Alliance since January 1991. He has more than 20 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received an M.B.A. from Fairleigh Dickinson University.

      N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 55, has been Vice President - Medical Research for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

      HENRY A. GRAHAM, PH.D. Dr. Graham, who is 52, has been Vice President - Technology Development since January 1990. In his more than 20 years in industrial research, he has directed groups involved in the development of biological and immunodiagnostic products. Prior to joining Alliance, he worked for Johnson & Johnson for 17 years on a broad range of projects including injectable human biologicals, immunohematology reagents, immunoassay reagents and instrument systems. Dr. Graham was Director of Product Development for Ortho Diagnostic Systems, Inc. for at least five years prior to 1990. During his tenure at Johnson & Johnson, he was the recipient of several awards, including the Corporate Medal for Outstanding Research. Dr. Graham received a Ph.D. in immunology from Rutgers University.

      RONALD M. HOPKINS, PH.D.  Dr. Hopkins, who is 53, has been Vice President
 - Research and Development since May 1990. Prior to joining Alliance, Dr. Hopkins spent 20 years with Mallinckrodt Medical, Inc. As Vice President at Mallinckrodt his responsibilities primarily involved identification and development of various diagnostic x-ray, magnetic resonance, ultrasound and radiopharmaceutical imaging agents as well as angiographic catheters. In addition to product and business development experience, Dr.

 Hopkins has an extensive background in cardiovascular pharmacology and toxicology research, as well as sterile pharmaceutical formulation and production. Dr. Hopkins received a Ph.D. in pharmacology from the University of Maryland.

      GORDON L. SCHOOLEY, PH.D. Dr. Schooley, who is 48, has been Vice President - Clinical Research and Regulatory Affairs since January 1989. Dr. Schooley has been employed for over 20 years in research and development in the pharmaceutical industry. Prior to joining Alliance in 1989, Dr. Schooley was Vice President of Clinical Research and Regulatory Affairs for Newport Pharmaceuticals, a company developing antiviral drugs. For the previous eight years, he was Director of Clinical Research and Biostatistics for Allergan Pharmaceuticals, a division of SmithKline Beecham, developing ophthalmologic and dermatologic drugs and devices. He was also employed by McGaw Laboratories as Manger of Biostatistics for parenteral products and by The Upjohn Company as a senior biostatistician for analgesic and CNS drugs. Dr. Schooley received a Ph.D. from the University of Michigan School of Public Health.

 ITEM 2.  PROPERTIES

 FACILITIES

      The Company has facilities in two locations: Otisville, New York and San Diego, California. The Otisville site, where the Company has established the Imagent GI and Sat Pad production facility, includes laboratories and administrative offices. In San Diego, California, where the Company maintains its principal executive offices, performs research and development on its PFC-based products and has its emulsion products manufacturing facility, the Company has approximately 70,000 square feet of laboratory, manufacturing and office space in two leased facilities. The Company believes its existing facilities will be adequate to meet its needs for the next twelve months.

      The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement ("Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 1995 was approximately $100,000. The provisions of the Land Use Agreement are "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

      While the Company believes that it can produce materials for clinical trials and initial market launch for its emulsion products at its existing San Diego facility and for LiquiVent at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such production facility, and there can be no assurance as to when or whether the FDA will determine that such facility conforms with Good Manufacturing Practices. The License Agreement grants an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price.

 ITEM 3.  LEGAL PROCEEDINGS

      During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs have filed a notice of appeal. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 1995.


                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      The common stock is traded in the over-the-counter market, and prices therefor are quoted on the NASDAQ National Market System under the symbol ALLP.

      The following table sets forth, for the periods indicated, the high and low sale prices of the common stock as reported on NASDAQ, without retail mark-up, markdown or commission.

                                                       High      Low
                                                      ------   ------
Fiscal 1995
Quarter ended September 30, 1994                      $12.00   $ 8.00
Quarter ended December 31, 1994                       $ 8.75   $5.625
Quarter ended March 31, 1995                          $7.625   $ 4.25
Quarter ended June 30, 1995                           $8.625   $ 4.75
                                                       High      Low
                                                      ------   ------
Fiscal 1994
Quarter ended September 30, 1993                      $14.00   $ 8.50
Quarter ended December 31, 1993                       $10.75   $ 7.75
Quarter ended March 31, 1994                          $10.50   $ 8.00
Quarter ended June 30, 1994                           $12.25   $ 8.25

    On August 31, 1995, the closing price of the Company's common stock was $8.50.

     The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

     On August 31, 1995, the approximate number of record holders of the Company's common stock was 2,200. The Company believes that, in addition, there are in excess of 20,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements and the related notes thereto (in thousands except per share amounts):

                                                                          Years ended June 30,
                                               1995               1994               1993              1992              1991
    Statement of Operations Data:
      Total revenues                          $ 11,816           $    409           $  2,370          $  1,805          $  1,582
      Net loss                                $(29,717)          $(36,946)          $(26,380)         $(21,766)         $(17,702)
      Net loss per common share               $  (1.35)          $  (1.83)          $  (1.39)         $  (1.25)         $  (1.24)
                                                                               June 30,
                                                1995               1994               1993              1992              1991
    Balance Sheet Data:
      Working capital                         $ 22,346           $ 19,446           $ 39,745          $ 65,578          $ 15,643
      Total assets                            $ 56,030           $ 53,132           $ 72,537          $ 97,976          $ 44,848
      Long-term debt and other                $    843           $    348           $    447          $    756          $  8,967
      Stockholders' equity                    $ 50,077           $ 49,825           $ 69,144          $ 94,553          $ 33,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products based upon PFC and emulsion technologies. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to continued requirements for research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The amount of net losses and the time required by the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

 LIQUIDITY AND CAPITAL RESOURCES

      Through June 1995, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $14.3 million. In August 1994, the Company and Ortho entered into the License Agreement for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. As of June 30, 1995, the Company had received research revenue payments of $5.1 million from Ortho, and had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share.

      In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million, and the Company may borrow up to an additional $800,000 if certain conditions are met. Amounts borrowed under the agreement are secured by fixed assets, and are to be repaid over three years commencing in September 1995. If certain financial covenants are not satisfied, the note or notes may become due and payable. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

      The Company had net working capital of $22.3 million at June 30, 1995 compared to $19.4 million at June 30, 1994. The Company's cash, cash equivalents, and short-term investments increased to $23.5 million at June 30, 1995 from $21.1 million at June 30, 1994. The increase resulted primarily from $15.0 million received from the sale of convertible preferred stock to J&JDC, $14.3 million received from the April 1995 offerings, and from receipts of $4.5 million of license revenue and $5.1 million of research revenue. These cash receipts were offset by cash used for operating expenses of $35.4 million and from property, plant, and equipment additions of $1.3 million. Capital expenditures for 1996 are expected to increase compared to 1995. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so over the foreseeable future.

      The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

      In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the vendor through May 1997 based, in part, upon the achievement of certain milestones. Some or all of the payments may be reimbursed to the Company by existing and future collaborative partners.

      The Company expects to incur substantial additional expenditures associated with product development. The Company will seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that funds from these sources will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

      Alliance anticipates that its current capital resources, expected revenues from the License Agreement, cash proceeds from the loan and security agreement, its investments, and product sales, will be adequate to satisfy its capital requirements and fund current and planned operations for approximately one year. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

      While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LiquiVent at its Otisville facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the FDA will determine that such facility conforms with Good Manufacturing Practices. The License Agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price.

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

      During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs have filed a notice of appeal. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.

 RESULTS OF OPERATIONS

 1995 AS COMPARED WITH 1994
 --------------------------

      The Company's license and research revenue increased to $11.6 million in 1995 compared to $163,000 in 1994. The increase was primarily due to $4.0 million of license revenue and $7.1 million of research revenue derived from the License Agreement.

      The Company incurred total operating expenses of $42.1 million for 1995. Operating expenses include $5.0 million for purchases of raw material for certain products currently being developed, $1.8 million for Oxygent costs incurred prior to execution of the License Agreement, $545,000 for products no longer promoted or developed by Alliance, and a $1.7 million non-cash charge related to the license of previously capitalized product rights. The $5.0 million charge for the purchase of raw materials arises from a December 1993 agreement the Company entered into with a supplier. In 1996, charges under the agreement will be substantially less than in 1995. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to Imagent, diagnostic imaging agents, and Oxygent products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion ($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

      Research and development expenses increased by 11% to $35.1 million for 1995 compared to $31.6 million for 1994. The growth in expenses is primarily a result of increased raw material costs and the product rights charge discussed above and increased salary costs. These expenses were partially offset by a reduction in payments to universities and outside consultants.

      General and administrative expenses decreased by 3% to $7.1 million for 1995 compared to $7.3 million for 1994. During the fourth quarter of 1995, the Company was successful in recovering $1.6 million from its insurance carrier to offset professional fees incurred in connection with the defense of its lawsuit.

      Investment and other income was $1.2 million for 1995 compared to $1.6 million for 1994. The decline in investment revenue was primarily a result of lower average cash balances.

      Alliance expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of the differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

 1994 AS COMPARED WITH 1993
 --------------------------

      The Company had net product revenue of $246,000 for 1994 compared to $50,000 for 1993. In August 1993, the Company received FDA approval to market Imagent GI. The increase in net product revenue from 1993 to 1994 was primarily attributable to sales of Imagent GI and Sat Pad. Sales of Imagent GI and Sat Pad were not expected to provide significant revenue to the Company.
 In September 1994, the Company discontinued promotional activities for Imagent
 GI.   The majority of the Company's products are in the development stage and there can be no assurance as to whether or when it will be able to increase its revenues significantly.

      License and research revenue decreased to $163,000 for 1994 compared to $2.3 million for 1993. The Company's 1993 license and research revenue was primarily derived from the BII agreements. In July 1993, the BII agreements were modified, which resulted in BII discontinuing all contract payments.

      Research and development expenses increased by 28% to $31.6 million for 1994 compared to $24.8 million for 1993. The growth in expenses reflects increases in staffing, costs of preclinical testing and clinical trials, and additional laboratory supplies and equipment associated with the growth of the Company's research and development efforts. Due to the discontinuance of Imagent GI promotional activities, the Company reduced its perflubron inventories to the estimated net realizable value from sales of Imagent GI, resulting in a charge of $2.1 million.

      General and administrative expenses increased by 14% to $7.3 million for 1994 compared to $6.4 million for 1993. The increases were principally due to increases in staffing to support the growth of product research and development efforts, and professional fees incurred in connection with the defense of the lawsuit.

      Investment and other income was $1.6 million for 1994 compared to $2.4 million for 1993. The decline in investment revenue was primarily a result of lower average cash and short-term investment balances.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Table of Contents to Consolidated Financial Statements on page F-1 below for a list of the Financial Statements being filed herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 1995 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

 ITEM 11.  EXECUTIVE COMPENSATION

      The sections labeled "Executive Compensation" and "Election of Directors" to appear in the Company's Proxy Statement are incorporated herein by reference.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section labeled "Ownership of Voting Securities by Certain Beneficial Owners and Management" to appear in the Company's Proxy Statement is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections labeled "Election of Directors" and "Executive Compensation" to appear in the Company's Proxy Statement are incorporated herein by reference.


                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents Filed as Part of the Report.
          --------------------------------------

           1. See Table of Contents to Consolidated Financial Statements on Page F-1 for a list of Financial Statements being filed herein.

           2. See Pages F-2 and F-3 for the Independent Auditors' Reports being filed herein.

           3. See Exhibits below for a list of all Exhibits being filed or incorporated by reference herein.

      (b)  None

      (c)  Exhibits.
           ---------

      (3) (a) Restated Certificate of Incorporation of the Company, as amended through August 31, 1994. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").)

           (b) By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").)

      (10) (a) Lease Agreement, as amended, between the Company and Hartford Accident and Indemnity Company relating to the Company's San Diego, California facilities. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.)

           (b) Loan Modification Agreement between the Company and Theodore Roth, dated May 24, 1994 - Management contract or compensatory plan or arrangement required to be filed. (Incorporated by reference to Exhibit 10(d) to the 1994 10-K.)

           (c) Formula Award of Stock Options for Non-employee members of the Board of Directors as approved by shareholders of the Company - Management contract or compensatory plan or arrangement required to be filed. (Incorporated by reference to Exhibit 10(e) to the 1994 10-K.)

           (d) License Agreement dated August 16, 1994 among the Company, Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute. (Incorporated by reference to Exhibit 10(f) to the 1994 10-K.)

           (e) Stock and Warrant Purchase Agreement dated August 16, 1994 between the Company and Johnson & Johnson Development Corporation. (Incorporated by reference to Exhibit 10(g) to the 1994 10-K.)

     (23.1) Consent of Independent Auditor - Ernst & Young LLP

     (23.2) Consent of Independent Auditor - Deloitte & Touche LLP

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE PHARMACEUTICAL CORP.
                                          (Registrant)

 Date:   September 19, 1995               By:  /s/ Duane J. Roth
                                               -------------------
                                                   Duane J. Roth
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Duane J. Roth               President, Chief Executive    September 19, 1995
----------------------------    Officer and a Director
Duane J. Roth

/s/ Theodore D. Roth            Executive Vice President      September 19, 1995
----------------------------    and Chief Financial Officer
Theodore D. Roth

/s/ Tim T. Hart                 Controller, Chief Accounting  September 19, 1995
----------------------------    Officer
Tim T. Hart

/s/ Carroll O. Johnson          Director                      September 19, 1995
----------------------------
Carroll O. Johnson

/s/ Stephen M. McGrath          Director                      September 19, 1995
----------------------------
Stephen M. McGrath

/s/ Helen M. Ranney, M.D.       Director                      September 19, 1995
----------------------------
Helen M. Ranney, M.D.

/s/ Donald E. O'Neill           Director                      September 19, 1995
----------------------------
Donald E. O'Neill

/s/ Jean G. Riess, Ph.D.        Director                      September 19, 1995
----------------------------
Dr. Jean Riess

/s/ Thomas F. Zuck. M.D.        Director                      September 19, 1995
----------------------------
Thomas F. Zuck, M.D.

                             EXHIBIT INDEX
                             -------------
      Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

      The following exhibits are being filed herewith:

                                                                           Location of
                                                                           Exhibit in
                                                                           Sequential
                                                                           Numbering
Number           Document                                                    System
------           --------                                                  -----------
(23.1)            Consent of Independent Auditor - Ernst & Young LLP

(23.2)            Consent of Independent Auditor - Deloitte & Touche LLP


                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------



                                                                   Page No.
                                                                  ----------

Independent Auditors' Reports                                     F-2 - F-3

Consolidated Balance Sheets at June 30, 1995 and 1994                 F-4

Consolidated Statements of Operations for the Years
Ended June 30, 1995, 1994 and 1993                                    F-5

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1995, 1994 and 1993                                    F-6

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1995, 1994 and 1993                                    F-7

Notes to Consolidated Financial Statements                        F-8 - F-14


No consolidated financial statement schedules are filed herewith because they are not required or not applicable, or because the required information is included in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



 The Board of Directors and Stockholders
 Alliance Pharmaceutical Corp.

 We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Alliance Pharmaceutical Corp. and subsidiaries for the year ended June 30, 1993, were audited by other auditors whose report, dated July 27, 1993, expressed an unqualified opinion on those statements.

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

 In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP
                                          Ernst & Young LLP



 San Diego, California
 July 26, 1995

 Independent Auditors' Report
 ----------------------------

 The Board of Directors of
 Alliance Pharmaceutical Corp.:

 We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Alliance Pharmaceutical Corp. and Subsidiaries (the "Company") for the year ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended June 30, 1993 in conformity with generally accepted accounting principles.

 /s/ Deloitte & Touche LLP

 New York, New York
 July 27, 1993

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                       June 30,
                                                               1995             1994
                                                          -------------      -------------
ASSETS
------

Current assets:
  Cash and cash equivalents (Note 3)                      $  12,519,000      $   1,902,000
  Short-term investments (Note 3)                            10,964,000         19,154,000
  Research revenue receivable (Note 5)                        2,060,000
  Inventories and other current assets (Note 2)               1,913,000          1,349,000
                                                          -------------      -------------
            Total current assets                             27,456,000         22,405,000

Property, plant and equipment - net (Note 2)                  9,946,000         10,165,000
Purchased technology - net (Note 1)                          15,871,000         17,033,000
Other assets - net (Note 2)                                   2,757,000          3,529,000
                                                          -------------      -------------
                                                          $  56,030,000      $  53,132,000
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                        $   2,509,000      $   1,074,000
  Accrued expenses (Note 2)                                   2,601,000          1,885,000
                                                          -------------      -------------
            Total current liabilities                         5,110,000          2,959,000

Other                                                           843,000            348,000

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 4 and 5):
  Preferred stock - $.01 par value; 5,000,000 shares
    authorized; 1,500,000 shares issued and
    outstanding at June 30, 1995                                 15,000

  Common stock - $.01 par value; 50,000,000 shares
     authorized; 24,759,150 and 21,372,054 shares
     issued and outstanding at June 30, 1995 and 1994,
     respectively                                               248,000            214,000
  Additional paid-in capital                                238,874,000        208,954,000
  Accumulated deficit                                      (189,060,000)      (159,343,000)
                                                          -------------      -------------
            Total stockholders' equity                       50,077,000         49,825,000
                                                          -------------      -------------
                                                          $  56,030,000      $  53,132,000
                                                          =============      =============

See Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                               Years ended June 30,
                                                      1995            1994            1993
                                                   ------------    ------------    -------------
Revenues:
   License and research revenue (Note 5)           $ 11,640,000    $    163,000     $  2,320,000
   Product revenue - net                                176,000         246,000           50,000
                                                   ------------    ------------     ------------
                                                     11,816,000         409,000        2,370,000

Operating expenses:
   Research and development                          35,063,000      31,605,000       24,767,000
   General and administrative                         7,085,000       7,312,000        6,405,000
                                                   ------------    ------------     ------------
                                                     42,148,000      38,917,000       31,172,000
                                                   ------------    ------------     ------------
Loss from operations                                (30,332,000)    (38,508,000)     (28,802,000)

Investment and other income - net                     1,209,000       1,562,000        2,422,000
                                                   ------------    ------------     ------------
Net loss                                            (29,123,000)    (36,946,000)     (26,380,000)

Dividends on preferred stock                           (594,000)
                                                   ------------    ------------     ------------
Net loss applicable to common shares               $(29,717,000)   $(36,946,000)    $(26,380,000)
                                                   ============    ============     ============

Net loss per common share                          $      (1.35)   $      (1.83)    $      (1.39)
                                                   ============    ============     ============

Weighted average number of shares outstanding        21,959,000      20,226,000       18,946,000
                                                   ============    ============     ============

See Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

                                             Convertible                                                   Capital
                                           preferred stock            Common stock        Additional     arising from
                                        -----------------------   ---------------------    paid-in     acquisition of   Accumulated
                                          Shares       Amount       Shares      Amount     capital       subsidiary      deficit
                                        ----------   ----------   ----------  ---------  ------------  --------------  ------------
BALANCES AT JUNE 30, 1992                                         18,817,000   $188,000  $188,838,000     $1,544,000   $(96,017,000)
   Exercise of stock options and
    warrants                                                         109,000      1,000       449,000
   Installment payment related to
    acquisition of BioPulmonics, Inc.                                 69,000      1,000       876,000       (744,000)
   Issuance of stock in satisfaction
    of employer matching contribution
    to 401(k) savings plan                                             5,000                   61,000
   Amortization of deferred compensation                                                      327,000
   Net loss                                                                                                             (26,380,000)
                                        ----------   ----------   ----------  ---------  ------------  -------------  -------------
BALANCES AT JUNE 30, 1993                                         19,000,000    190,000   190,551,000        800,000   (122,397,000)
   Sale of common stock                                            2,180,000     22,000    15,228,000
   Exercise of stock options and
    warrants                                                          75,000      1,000       199,000
   Installment payment related
    to acquisition of
    BioPulmonics, Inc.                                               105,000      1,000       921,000       (800,000)
   Issuance of warrants in
    connection with acquisition
    of product rights                                                                       1,840,000
   Issuance of stock in
    satisfaction of employer
    matching contribution to 401(k)
    savings plan                                                      12,000                   95,000
   Amortization of deferred
    compensation                                                                              120,000
   Net loss                                                                                                             (36,946,000)
                                        ----------   ----------   ----------  ---------  ------------  -------------  -------------
BALANCES AT JUNE 30, 1994                                         21,372,000    214,000   208,954,000              -   (159,343,000)
   Sale of convertible preferred stock   1,500,000   $   15,000                            14,618,000
   Sale of common stock                                            3,175,000     32,000    14,262,000
   Exercise of stock options and
    warrants                                                          56,000      1,000        36,000
   Installment payment related to
    acquisition of BioPulmonics, Inc.                                131,000      1,000       999,000
   Issuance of stock in satisfaction
    of employer matching contribution
    to 401(k) savings plan                                            25,000                  150,000
   Net unrealized loss on
    available-for-sale securities                                                            (145,000)
   Dividends on preferred stock                                                                                            (594,000)
   Net loss                                                                                                             (29,123,000)
                                        ----------   ----------   ----------  ---------  ------------  -------------  -------------
BALANCES AT JUNE 30, 1995                1,500,000   $   15,000   24,759,000  $ 248,000  $238,874,000  $           -  $(189,060,000)
                                        ==========   ==========   ==========  =========  ============  =============  =============

See Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                              Years ended June 30,
                                                            1995              1994              1993
                                                        ------------      ------------      ------------
Operating activities:
   Net loss                                             $(29,123,000)     $(36,946,000)     $(26,380,000)
   Adjustments to reconcile net loss to net cash
     used in operations:
        Depreciation and amortization                      2,859,000         3,073,000         2,633,000
        Non-cash compensation - net                          150,000           215,000           388,000
        Acquired research and development                  1,686,000
        Changes in operating assets and liabilities:
          Inventories and other                           (2,728,000)        1,331,000        (1,628,000)
        Accounts payable and accrued
          expenses and other                               1,459,000           285,000           330,000
                                                        ------------      ------------      ------------
        Net adjustments                                    3,426,000         4,904,000         1,723,000
                                                        ------------      ------------      ------------
Net cash used in operating activities                    (25,697,000)      (32,042,000)      (24,657,000)
                                                        ------------      ------------      ------------

Financing activities:
   Issuance of common and preferred stock,
     warrants, and convertible notes                      29,557,000        15,450,000           450,000

   Payments of long-term debt                                                   (3,000)         (149,000)
   Restricted cash                                                                                17,000
                                                        ------------      ------------      ------------
   Net cash provided by financing activities              29,557,000        15,447,000           318,000
                                                        ------------      ------------      ------------

Investing activities:
   Short-term investments                                  8,045,000        15,072,000        16,727,000
   Property, plant and equipment                          (1,288,000)       (1,891,000)       (2,539,000)
                                                        ------------      ------------      ------------
Net cash provided by investing activities                  6,757,000        13,181,000        14,188,000
                                                        ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents          10,617,000        (3,414,000)      (10,151,000)
Cash and cash equivalents at beginning of year             1,902,000         5,316,000        15,467,000
                                                        ------------      ------------      ------------
Cash and cash equivalents at end of year                $ 12,519,000      $  1,902,000      $  5,316,000
                                                        ============      ============      ============
Supplemental disclosure of non-cash investing
  and financing activities:
  Common stock issued for BioPulmonics, Inc.
    installment payment                                  $ 1,000,000       $   922,000      $    877,000
  Issuance of warrants in connection
    with acquisition of product rights                                     $ 1,840,000

  Preferred stock dividends                              $   594,000

See Notes to Consolidated Financial Statements.

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 ----------------------------------------------
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION
 ------------

      Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

 PRINCIPLES OF CONSOLIDATION
 ---------------------------

      The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiaries, BioPulmonics, Inc. ("BioPulmonics") and Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc. and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1994 and 1993 have been reclassified to conform to the current year's presentation.

 CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
 --------------------------------------------------

      Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Cash, cash equivalents, and short-term investments consist of highly liquid debt instruments. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

 INVENTORIES
 -----------

      Inventories, which consist primarily of raw materials, are stated at the lower of cost (first-in, first-out basis) or market.

 CONCENTRATION OF CREDIT RISK
 ----------------------------

      Cash, cash equivalents, and short-term investments are financial instruments which potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its investments.

 PROPERTY, PLANT, EQUIPMENT, AND OTHER ASSETS
 --------------------------------------------

      Buildings, furniture, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of 4 to 25 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Technology and patent rights are amortized using the straight-line method over 5 to 20 years.

 PURCHASED TECHNOLOGY
 --------------------

      The purchased technology was primarily acquired by virtue of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent(TM) (temporary blood substitute) and LiquiVent(R) (intrapulmonary oxygen carrier) products.

      The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Amortization of purchased technology is included in research and development expense. Accumulated amortization was $7,355,000 and $6,193,000 at June 30, 1995 and 1994,
 respectively.

      The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

 RESEARCH AND DEVELOPMENT EXPENSES
 ---------------------------------

      Research and development expenditures are charged to expense as incurred.

 NET LOSS PER SHARE
 ------------------

      Net loss per share is based on the weighted average number of shares outstanding during the respective years and does not include common stock equivalents since their effect on the net loss per share would be anti-dilutive.

 2.  FINANCIAL STATEMENT DETAILS

 PROPERTY, PLANT, AND EQUIPMENT - NET
 ------------------------------------

      Property, plant, and equipment consist of the following:

                                                     June 30,
                                               1995           1994
                                           -----------    ------------
Land                                       $   225,000     $   225,000
Buildings                                      300,000         300,000
Building improvements                        1,574,000       1,561,000
Furniture, fixtures, and equipment          10,419,000       9,467,000
Leasehold improvements                       3,678,000       3,356,000
                                           -----------     -----------
                                            16,196,000      14,909,000
Less accumulated depreciation and
 amortization                               (6,250,000)     (4,744,000)
                                           -----------     -----------
                                           $ 9,946,000     $10,165,000
                                           ===========     ===========

 INVENTORIES AND OTHER CURRENT ASSETS
 ------------------------------------

      Inventories and other current assets consist of the following:

                                                   June 30,
                                              1995          1994
                                            ----------    ----------
Inventories                                 $1,323,000    $  384,000
Loan receivable                                127,000       197,000
Interest receivable                            231,000       362,000
Deferred financing costs                                     126,000
Other                                          232,000       280,000
                                            ----------    ----------
                                            $1,913,000    $1,349,000
                                            ==========    ==========

    Inventories include amounts related to certain raw materials reimbursable under a license agreement.

OTHER ASSETS - NET
------------------

    Other assets consist of the following:

                                                   June 30,
                                               1995          1994
                                            ----------    ----------
Product, technology, and patent rights
  (net of accumulated amortization
  of $1,427,000 and $1,387,000 at
  June 30, 1995 and 1994,
  respectively)                             $1,615,000    $2,494,000
Other                                        1,142,000     1,035,000
                                            ----------    ----------
                                            $2,757,000    $3,529,000
                                            ==========    ==========

ACCRUED EXPENSES
----------------

    Accrued expenses consist of the following:

                                                   June 30,
                                               1995          1994
                                            ----------    ----------
Payroll and related expenses                $1,736,000    $1,398,000
Rent and related operating expenses            206,000       323,000
Other                                          659,000       164,000
                                            ----------    ----------
                                            $2,601,000    $1,885,000
                                            ==========    ==========

 3.  INVESTMENTS

      In July 1994, the Company adopted FAS No. 115. The Company's management has classified its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity. The cumulative effect of the change resulted in a decrease to stockholders' equity of $127,000 at July 1, 1994.

      The following is a summary of available-for-sale securities at June 30, 1995:

                                                      Gross              Gross
                                                    Unrealized         Unrealized         Estimated
                                     Cost             Gains              Losses           Fair Value
                                 -----------        ----------         ----------         -----------
U.S. Government Securities       $ 5,049,000           $1,000           $(108,000)        $ 4,942,000
Corporate Securities               8,029,000            6,000             (44,000)          7,991,000
                                 -----------           ------           ---------         -----------
                                 $13,078,000           $7,000           $(152,000)        $12,933,000
                                 ===========           ======           =========         ===========

      The gross realized losses on sales of available-for-sale securities totaled $104,000 in 1995. The net unrealized losses of $145,000 in 1995 are recorded as a component of additional paid-in capital. The unrealized losses had no cash effect and therefore are not reflected in the consolidated statement of cash flows.

      The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

                                                         Estimated
                                             Cost        Fair Value
                                          -----------    -----------
Due in one year or less                   $ 7,565,000    $ 7,539,000
Due in one year through three years         5,513,000      5,394,000
                                          -----------    -----------
                                          $13,078,000    $12,933,000
                                          ===========    ===========

      As of June 30, 1995, $1,969,000 of the available-for-sale securities were classified as cash equivalents.

 4.  STOCKHOLDERS' EQUITY

      In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock. Net proceeds to the Company from such offerings were approximately $14.3 million.

 STOCK OPTION PLANS
 ------------------

      The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 2,000,000 shares under the 1983 Plan, 1983 Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983
 Plan), are determined by the Stock Option Committee of the Board of Directors. The 1983 Plan has expired and no additional options may be granted under such plan. In September 1995, the Board of Directors amended the 1991 Plan, subject to stockholders' approval, to increase the number of shares available by 1,200,000 (to 3,200,000).

      The following table summarizes stock option activity through June 30, 1995:

                                                          Weighted
                                             Shares     Average Price
                                           ---------    -------------
Balance at June 30, 1992                   1,548,974           $ 9.87
  Granted                                    408,210           $12.04
  Exercised                                 (102,941)          $ 5.50
  Terminated/Expired                         (44,340)          $22.77
                                           ---------
Balance at June 30, 1993                   1,809,903           $10.43
  Granted                                    564,550           $ 9.42
  Exercised                                  (74,666)          $ 2.81
  Terminated/Expired                         (51,215)          $11.57
                                           ---------
Balance at June 30, 1994                   2,248,572           $10.42
  Granted                                    967,050           $ 5.50
  Exercised                                  (56,103)          $ 3.98
  Terminated/Expired                        (115,531)          $11.14
                                           ---------
Balance at June 30, 1995                   3,043,988           $ 9.02
                                           =========
Available for future grant under the
 1983 Program                                 24,985
                                           =========
Available for future grant under
 the 1991 Plan, as amended, subject
 to stockholder approval                   1,264,740
                                           =========

      At June 30, 1995, 1,773,902 options were vested and exercisable.

 WARRANTS
 --------

      In December 1993, the Company issued a warrant to purchase 500,000 shares of the Company's common stock through December 2000 at $12 per share. The warrant was issued to a former corporate partner in exchange for certain marketing and manufacturing rights. In August 1994, the Company issued a warrant to purchase 300,000 shares of common stock through August 1997 at an exercise price of $15 per share. The warrant was issued in conjunction with the license agreement discussed in Note 5. At June 30, 1995, the Company had warrants outstanding to purchase 982,289 shares of common stock at prices ranging from $6.95 to $15.96 per share. The warrants expire on various dates from July 1997 through December 2000.

 PREFERRED STOCK
 ---------------

      In fiscal 1995, in conjunction with a license agreement (see Note 5), Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million. On or before June 30, 1998, each share of the preferred stock will be converted into a number of common shares based upon the lower of the average price of Alliance common stock at the time of conversion or $20 per share. Prior to conversion, each share of preferred stock is entitled to one-half vote on matters on which shareholders are entitled to vote. The preferred stock carries a cumulative annual cash dividend of $0.50 per share.

 ACQUISITION OF BIOPULMONICS, INC.
 ---------------------------------

      In December 1991, the Company purchased all the outstanding stock of BioPulmonics in a transaction recorded using the purchase method of accounting. The total purchase price was $3,055,000, payable in four installments.

      In June 1995, the Company made the final $1,000,000 payment to the former BioPulmonics' stockholders to complete the acquisition, with substantially all of which was made in the Company's common stock. Since the acquisition of BioPulmonics, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology. Accordingly, the Company has recorded purchased technology of $1,000,000.

 5.  LICENSE AGREEMENT

      In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use. Ortho will pay to Alliance a royalty based upon its sales of the products after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4.0 million and will make other payments based on the achievement of certain milestones. Ortho will also be responsible for substantially all the remaining costs of developing the products. Through June 30, 1995, the Company earned research revenue of $7.1 million from Ortho, of which $2.0 million was included in accounts receivable. In conjunction with the license agreement, Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a warrant to purchase 300,000 shares of Alliance common stock at $15 per share during the next three years.

 6.  INCOME TAXES

      Significant components of the Company's deferred tax assets as of June 30, 1995 are shown below. A valuation allowance of $70,601,000, of which $12,428,000 is related to 1995, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

Deferred tax assets:

Net operating loss carryforwards             $ 56,752,000
Research and development credits                8,133,000
Capitalized research expense                    5,470,000
Other - net                                       246,000
                                             ------------
Total deferred tax assets                      70,601,000
Valuation allowance for deferred tax assets   (70,601,000)
                                             ------------
Net deferred tax assets                      $          -
                                             ============

      Approximately $1,740,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

      At June 30, 1995, the Company had federal and various state net operating loss carryforwards of approximately $156,000,000 and $33,517,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal and various state tax loss carryforwards will begin expiring in fiscal

 1998 and 1996, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $6,996,000 and $1,748,000, respectively, which will begin expiring in fiscal 1998 unless previously utilized.

      Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to a change of control of the Company. However, the Company believes that such limitations will not have an impact on the utilization of the carryforwards.

 7.  COMMITMENTS AND CONTINGENCIES

      The Company leases certain office and research facilities in San Diego and certain equipment under operating leases. Provisions of the facilities lease provide for abatement of rent during certain periods and escalating rent payments during the lease terms based on changes in the Consumer Price Index. Rent expense is recognized on a straight-line basis over the term of the leases.

      Minimum annual commitments related to operating lease payments at June 30, 1995 are as follows:

Years ending June 30,
---------------------
    1996                    $ 1,837,000
    1997                      1,863,000
    1998                      1,908,000
    1999                      1,962,000
    2000                        948,000
    Thereafter                1,523,000
                            -----------
    Total                   $10,041,000
                            ===========

      Rent expense for fiscal 1995, 1994, and 1993 was $2,043,000, $2,286,000, and $1,886,000, respectively.

      In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future commercial production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the vendor through May 1997 based, in part, upon the achievement of certain milestones. The Company's total minimum future commitment is approximately $3.0 million, some or all of which may be reimbursed to the Company by existing and future collaborative partners.

      During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed by certain shareholders. The actions were consolidated into one class action lawsuit.
 The complaint claims, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have falsely portrayed the Company's financial condition. In May 1995, the U.S. District Court for the Southern District of California granted summary judgment in favor of the Company, dismissing the lawsuit in its entirety. The plaintiffs have filed a notice of intent to appeal the dismissal. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.