Form 10-Q
period 1995-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1995-11-13
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         COMMISSION FILE NUMBER 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                        14-1644018
------------------------------------            ----------------------
(STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

3040 SCIENCE PARK ROAD
SAN DIEGO, CALIFORNIA                           92121
------------------------------------            ----------------------
(ADDRESS OF PRINCIPAL                           ZIP CODE
EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                            619-558-4300
                                                ----------------------

INDICATE BY A CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  YES    [X]                           NO    [_]


AS OF NOVEMBER 8, 1995, REGISTRANT HAD 24,874,905 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                              3

        Condensed Consolidated Statements of Operations                    4

        Condensed Consolidated Statements of Cash Flows                    5

        Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             7


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   9

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                September 30,                June 30,
                                                                    1995                      1995
                                                                -------------             -------------
                                                                 (Unaudited)                  (Note)
ASSETS
------

CURRENT ASSETS:
    Cash and cash equivalents                                   $  11,340,000             $  12,519,000
    Short-term investments                                          7,601,000                10,964,000
    Research revenue receivable                                     2,030,000                 2,060,000
    Inventories and other current assets                            1,693,000                 1,913,000
                                                                -------------             -------------
         Total current assets                                      22,664,000                27,456,000

PROPERTY, PLANT AND EQUIPMENT - NET                                 9,901,000                 9,946,000

PURCHASED TECHNOLOGY - NET                                         17,106,000                17,371,000

OTHER ASSETS - NET                                                  1,130,000                 1,257,000
                                                                -------------             -------------
                                                                $  50,801,000             $  56,030,000
                                                                =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                           $   1,631,000               $  2,509,000
    Accrued expenses                                               2,548,000                  2,601,000
    Current portion of long-term debt                                664,000
                                                               -------------               ------------
         Total current liabilities                                 4,843,000                  5,110,000

LONG-TERM DEBT                                                     1,492,000
OTHER                                                              1,033,000                    843,000

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; 5,000,000
      shares authorized; 1,500,000 outstanding at
      September 30, 1995 and June 30, 1995                            15,000                     15,000

    Common stock - $.01 par value; 50,000,000
      shares authorized; 24,851,935 and 24,759,150
      outstanding at September 30, 1995 and June
      30, 1995, respectively                                         249,000                    248,000

    Additional paid-in capital                                   239,801,000                238,874,000

    Accumulated deficit                                         (196,632,000)              (189,060,000)
                                                               -------------               ------------
         Total stockholders' equity                               43,433,000                 50,077,000
                                                               -------------               ------------
                                                               $  50,801,000               $ 56,030,000
                                                               =============               ============

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements

ALLIANCE  PHARMACEUTICAL CORP. AND SUBSIDIARIES
--------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Three months ended
                                                                  September 30,
                                                           1995                1994
                                                       ------------        ------------
                                                                  (Unaudited)
REVENUES:
    License and research revenue                       $  2,090,000         $ 5,125,000
    Product revenue                                          56,000              58,000
                                                        -----------         -----------

                                                          2,146,000           5,183,000

OPERATING EXPENSES:
    Research and development                              8,211,000          11,653,000
    General and administrative                            1,572,000           1,965,000
                                                        -----------         -----------
                                                          9,783,000          13,618,000
                                                        -----------         -----------
LOSS FROM OPERATIONS                                     (7,637,000)         (8,435,000)

INVESTMENT INCOME AND OTHER - NET                           252,000             303,000
                                                        -----------         -----------
NET LOSS                                                 (7,385,000)         (8,132,000)

DIVIDENDS ON PREFERRED STOCK                               (187,000)
                                                        -----------         -----------
NET LOSS APPLICABLE TO COMMON SHARES                    $(7,572,000)        $(8,132,000)
                                                        ===========         ===========

NET LOSS PER COMMON SHARE                              $      (0.31)        $     (0.38)
                                                        ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     24,817,000          21,373,000
                                                        ===========         ===========

See Notes to Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Three months ended
                                                                  September 30,
                                                           1995               1994
                                                       -----------         -----------
                                                                  (Unaudited)
OPERATING ACTIVITIES:
    Net loss                                           $(7,385,000)        $(8,132,000)
    Adjustments to reconcile net loss to net cash
      used in operations:
         Depreciation and amortization                     777,000             748,000
         Acquired research and development                 757,000           1,686,000
         Changes in operating assets and liabilities:
             Inventories and other                         264,000            (553,000)
             Accounts payable and accrued expenses
               and other                                  (931,000)            887,000
                                                       -----------         -----------
Net cash used in operating activities                   (6,518,000)         (5,364,000)
                                                       -----------         -----------

FINANCING ACTIVITIES:
    Issuance of common stock and preferred stock           236,000          14,580,000
    Proceeds from long-term debt                         2,208,000
    Principal payments on long-term debt                   (52,000)
                                                       -----------         -----------
Net cash provided by financing activities                2,392,000          14,580,000
                                                       -----------         -----------

INVESTING ACTIVITIES:
    Short-term investments                               3,298,000          (6,517,000)
    Property, plant and equipment                         (351,000)           (257,000)
                                                       -----------         -----------
Net cash provided by (used in) investing activities      2,947,000          (6,774,000)
                                                       -----------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,179,000)          2,442,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,519,000           1,902,000
                                                       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $11,340,000         $ 4,344,000
                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of common stock and warrants in connection
  with acquisition of patent rights and related
  documents                                            $   757,000
Preferred stock dividends                              $   187,000

See Notes to Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------
     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION
---------------------------
     The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiaries, BioPulmonics, Inc. ("BioPulmonics")and Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc., Talco Pharmaceutical, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1995 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS
--------------------------------------
     The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of operations for the three months ended September 30, 1995 and 1994, the condensed consolidated statements of cash flows for the three months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
-------------------------------------------------
     Cash, cash equivalents, and short-term investments consist of highly liquid debt instruments. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

PURCHASED TECHNOLOGY
--------------------
     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including Oxygent(TM) (temporary blood substitute) and LiquiVent(R) (intrapulmonary oxygen carrier) products. Purchased technology also includes $2.0 million for technology capitalized as a result of the acquisition of BioPulmonics in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology.

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $7,355,000 and $7,645,000 at June 30, 1995 and September 30, 1995, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years, and accumulated amortization was $500,000 and $586,000 at June 30, 1995 and September 30, 1995, respectively. Amortization of purchased technology is included in research and development expense.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

LONG-TERM DEBT
--------------
     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by fixed assets, and will be repaid over three years commencing in September 1995. If certain financial covenants are not satisfied, the note may become due and payable.

NET LOSS PER COMMON SHARE
-------------------------
     Net loss per common share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect on the net loss per common share would be anti-dilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1995, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $14.3 million. In August 1994, the Company entered into a license agreement (the "License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, subsidiaries of Johnson & Johnson (collectively referred to as "Ortho") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including Oxygent. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. From August 1994 through September 30, 1995, the Company had received research revenue payments of $7.1 million from Ortho, and as of September 30, 1995, had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred during the quarter. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million, and the Company may borrow up to an additional $800,000 if certain conditions are met. Amounts borrowed under the agreement are secured by fixed assets, and will be repaid over three years commencing in September 1995. If certain financial covenants are not satisfied, the debt may become due and payable. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     The Company had net working capital of $17.8 million at September 30, 1995 compared to $22.3 million at June 30, 1995. The Company's cash, cash equivalents, and short-term investments decreased to $18.9 million at September 30, 1995 from $23.5 million at June 30, 1995. The decrease resulted primarily from net cash used in operations of $6.5 million, and property, plant, and equipment additions of $351,000 related to the expansion of facilities used for research, development, and pilot manufacturing. These decreases were partially offset by $2.2 million received under the August 1995 loan and security agreement, and $236,000 from the issuance of common stock upon exercise of options. Capital expenditures for 1996 are expected to increase compared to 1995. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     Alliance anticipates that its current capital resources, expected revenues from the License Agreement, cash proceeds from the loan and security agreement, its investments, and product sales, will be adequate to satisfy its capital requirements and fund current and planned operations through 1996. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LiquiVent at its Otisville facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the FDA will determine that such facility complies with Good Manufacturing Practices. The License Agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price.

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

     During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs have appealed the decision. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

     The Company's license and research revenue decreased by 59% to $2.1 million for the three months ended September 30, 1995, compared to $5.1 million for the three months ended September 30, 1994. The three months ended September 30, 1994 included a $4.0 million non-recurring license fee under the license agreement. Research revenue increased $1.0 million for the three months ended September 1995 compared to the three months ended September 1994. The Company expects research revenue for 1996 to be comparable to 1995.

     Research and development expenses decreased by 30% to $8.2 million for the three months ended September 30, 1995, compared to $11.7 million for the three months ended September 30, 1994. The decrease in expenses was primarily the result of a $2.2 million decrease in purchases of certain clinical trial raw materials, a $929,000 net reduction in acquired research and development expense, and reduced staffing costs. The expenses for the three months ended September 30, 1994 included a one-time $1.7 million charge to research and development expense which arose when the Company licensed product rights to Ortho. The expenses for the three months ended September 30, 1995 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses decreased by 20% to $1.6 million for the three months ended September 30, 1995, compared to $2.0 million for the three months ended September 30, 1994. The decrease in general and administrative expenses was primarily due to decreased staffing costs and decreased professional fees.

     Investment income and other was $252,000 for the three months ended September 30, 1995, compared to $303,000 for the three months ended September 30, 1994. The decline in investment revenue was primarily a result of lower average cash balances.

     Alliance expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

(a)      There were no exhibits.

(b)      There were no reports on Form 8-K.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALLIANCE PHARMACEUTICAL CORP.

                                                    (Registrant)

                                                \s\ Theodore D. Roth
                                           ------------------------------
                                                   Theodore D. Roth
                                                Executive Vice President
                                              and Chief Financial Officer

Date:  November 9, 1995