Form 10-Q
period 1995-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1996-02-06
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
------------         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-------------        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    -----------------

                         COMMISSION FILE NUMBER 0-12900

                          ALLIANCE PHARMACEUTICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                     14-1644018
----------------------------------           ----------------------------------
(STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

3040 SCIENCE PARK ROAD
SAN DIEGO, CALIFORNIA                        92121
----------------------------------           ----------------------------------
(ADDRESS OF PRINCIPAL                        ZIP CODE
EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                         619-558-4300
                                             ----------------------------------

INDICATE BY A CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES               X                               NO
          ---------------------------                     --------------------

AS OF JANUARY 30, 1996, REGISTRANT HAD 24,943,946 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Operations                         4

    Condensed Consolidated Statements of Cash Flows                         5

    Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                              7


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 11

Item 6. Exhibits and Reports on Form 8-K                                   11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31,                     JUNE 30,
                                                                            1995                           1995
                                                                     ------------------             ------------------
ASSETS                                                                   (UNAUDITED)                      (NOTE)
  Current assets:
    Cash and cash equivalents                                        $    4,763,000                 $   12,519,000
    Short-term investments                                                7,959,000                     10,964,000
    Research revenue receivable                                           2,020,000                      2,060,000
    Inventories and other current assets                                  1,778,000                      1,913,000
                                                                     --------------                 --------------
        Total current assets                                             16,520,000                     27,456,000

  Property, plant and equipment - net                                    10,542,000                      9,946,000
  Purchased technology - net                                             16,725,000                     17,371,000
  Other assets - net                                                      1,105,000                      1,257,000
                                                                     --------------                 --------------
                                                                     $   44,892,000                 $   56,030,000
                                                                     --------------                 --------------
                                                                     --------------                 --------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                 $    1,821,000                 $    2,509,000
    Accrued expenses                                                      2,873,000                      2,601,000
    Current portion of long-term debt                                       682,000
                                                                     --------------                 --------------
        Total current liabilities                                         5,376,000                      5,110,000

  Long-term debt                                                          1,314,000
  Other                                                                   1,199,000                        843,000

  STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; 5,000,000 shares authorized;
      1,500,000 outstanding at December 31, 1995
       and June 30, 1995                                                     15,000                         15,000
    Common stock - $.01 par value; 50,000,000 shares authorized;
      24,916,691 and 24,759,150 outstanding at
      December 31, 1995 and June 30, 1995, respectively                     249,000                        248,000
    Additional paid-in capital                                          240,505,000                    238,874,000
    Accumulated deficit                                                (203,766,000)                  (189,060,000)
                                                                     --------------                 --------------
        Total stockholders' equity                                       37,003,000                     50,077,000
                                                                     --------------                 --------------
                                                                     $  44,892,000                  $   56,030,000
                                                                     --------------                 --------------
                                                                     --------------                 --------------

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  DECEMBER 31,                  DECEMBER 31,
                                                              1995           1994           1995           1994
                                                          ------------    -----------   ------------   ------------
                                                                   (UNAUDITED)                   (UNAUDITED)
  Revenues:
    License and research revenue                           $ 2,020,000    $ 1,975,000   $  4,110,000   $  7,100,000
    Product revenue                                             20,000         51,000         76,000        109,000
                                                           -----------    -----------   ------------   ------------
                                                             2,040,000      2,026,000      4,186,000      7,209,000

  Operating expenses:
    Research and development                                 7,351,000      7,476,000     15,562,000     19,129,000
    General and administrative                               1,813,000      1,839,000      3,385,000      3,804,000
                                                           -----------    -----------   ------------   ------------
                                                             9,164,000      9,315,000     18,947,000     22,933,000
                                                           -----------    -----------   ------------   ------------
  Loss from operations                                      (7,124,000)    (7,289,000)   (14,761,000)   (15,724,000)

  Investment income and other - net                            177,000        272,000        430,000        575,000
                                                           -----------    -----------   ------------   ------------
  Net loss                                                  (6,947,000)    (7,017,000)   (14,331,000)   (15,149,000)

  Dividends on preferred stock                                (188,000)      (219,000)      (375,000)      (219,000)
                                                           -----------    -----------   ------------   ------------
  Net loss applicable to common shares                     $(7,135,000)   $(7,236,000)  $(14,706,000)  $(15,368,000)
                                                           -----------    -----------   ------------   ------------
                                                           -----------    -----------   ------------   ------------

  Net loss per common share                                $     (0.29)   $     (0.34)  $      (0.59)  $      (0.72)
                                                           -----------    -----------   ------------   ------------
                                                           -----------    -----------   ------------   ------------

  Weighted average number of common shares outstanding      24,884,000     21,398,000     24,851,000     21,385,000
                                                           -----------    -----------   ------------   ------------
                                                           -----------    -----------   ------------   ------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                  1995                         1994
                                                                             --------------               --------------
                                                                                             (UNAUDITED)
  Operating activities:
    Net loss                                                                 $(14,331,000)                $(15,149,000)
    Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                             1,520,000                    1,458,000
      Acquired research and development                                           757,000                    1,686,000
      Non-cash compensation                                                       163,000
      Changes in operating assets and liabilities:
        Research revenue receivable                                                40,000                   (3,100,000)
        Inventories and other                                                     172,000                     (281,000)
        Accounts payable and accrued expenses and other                          (434,000)                     722,000
                                                                             ------------                 ------------
  Net cash used in operating activities                                       (12,113,000)                 (14,664,000)
                                                                             ------------                 ------------

  Financing activities:
    Issuance of common stock and preferred stock                                  675,000                   14,859,000
    Proceeds from long-term debt                                                2,208,000
    Principal payments on long-term debt                                         (212,000)
                                                                             ------------                 ------------
  Net cash provided by financing activities                                     2,671,000                   14,859,000
                                                                             ------------                 ------------

  Investing activities:
    Short-term investments                                                      3,042,000                    4,300,000
    Property, plant and equipment                                              (1,356,000)                    (451,000)
                                                                             ------------                 ------------
  Net cash provided by investing activities                                     1,686,000                    3,849,000
                                                                             ------------                 ------------

  (Decrease) increase in cash and cash equivalents                             (7,756,000)                   4,044,000
  Cash and cash equivalents at beginning of period                             12,519,000                    1,902,000
                                                                             ------------                 ------------
  Cash and cash equivalents at end of period                                 $  4,763,000                 $  5,946,000
                                                                             ------------                 ------------
                                                                             ------------                 ------------



  Supplemental disclosure of non-cash investing and financing activities:
    Preferred stock dividends                                                $    375,000                 $    219,000


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiaries, BioPulmonics, Inc. ("BioPulmonics") and Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc., Talco Pharmaceutical, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1995 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet as of December 31, 1995, the condensed consolidated statements of operations for the three and six months ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six months ended December 31, 1995 and 1994 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     Cash, cash equivalents, and short-term investments consist of highly liquid debt instruments. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

PURCHASED TECHNOLOGY

     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including OXYGENT-TM- (temporary blood substitute) and LIQUIVENT-Registered Trademark- (intrapulmonary oxygen carrier) products. Purchased technology also includes $2.0 million for technology capitalized as a result of the acquisition of BioPulmonics in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology.

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $7,355,000 and $7,936,000 at June 30, 1995 and December 31, 1995, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years, and accumulated amortization was $500,000 and $671,000 at June 30, 1995 and December 31, 1995, respectively. Amortization of purchased technology is included in research and development expense.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

LONG-TERM DEBT
     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by fixed assets, and will be repaid over three years commencing in September 1995. If certain financial covenants are not satisfied, the note may become due and payable.

NET LOSS PER COMMON SHARE
     Net loss per common share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect would be anti-dilutive.


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

LIQUIDITY AND CAPITAL RESOURCES

     Through December 1995, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $14.3 million. In August 1994, the Company entered into a license agreement (the "License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, subsidiaries of Johnson & Johnson (collectively referred to as "Ortho") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Under the License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing the products and will pay Alliance a royalty based upon sales of products after commercialization. From August 1994 through December 31, 1995, the Company had received research revenue payments of $9.1 million from Ortho, and as of December 31, 1995, had recorded a receivable of $2.0 million, representing funding due from Ortho for development costs incurred during the second fiscal quarter. In conjunction with the License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Alliance convertible preferred stock for $15.0 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share.

     On January 12, 1996, the Company and Hoechst Marion Roussel, the global pharmaceutical division of Hoechst AG, a German company, announced an agreement in principle for a worldwide license to develop and market LIQUIVENT-Registered Trademark- (perflubron), a potential new drug in pivotal Phase II/III trials for treatment of acute respiratory failure. The transaction is conditioned upon the negotiation and execution of a definitive agreement for the license, which the companies expect to finalize within 60 days, and is subject to applicable regulatory approvals. However, there can be no assurance that the transaction will be consummated. The license agreement is expected to provide for Hoechst Marion Roussel to purchase a minority equity interest in the Company and to pay the Company a license fee and other payments upon achieving certain development milestones. Hoechst Marion Roussel would have exclusive manufacturing and worldwide marketing rights to the product. Hoechst Marion Roussel would fund product development activities and pay royalties to the Company on sales of LIQUIVENT following commercialization.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by fixed assets, and will be repaid over three years commencing in September 1995. If certain financial covenants are not satisfied, the debt may become due and payable. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     The Company had net working capital of $11.1 million at December 31, 1995 compared to $22.3 million at June 30, 1995. The Company's cash, cash equivalents, and short-term investments decreased to $12.7 million at

December 31, 1995 from $23.5 million at June 30, 1995. The decrease resulted primarily from net cash used in operations of $12.1 million, and property, plant, and equipment additions of $1.4 million related to the expansion of facilities used for research, development, and pilot manufacturing. These decreases were partially offset by $2.2 million received under the August 1995 loan and security agreement, and $675,000 from the issuance of common stock upon exercise of options. Capital expenditures for 1996 are expected to increase compared to 1995. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the supplier through May 1997 based, in part, upon the achievement of certain milestones. Based upon the supplier's intent to negotiate directly with the Company's existing and future collaborative partners, that agreement was modified in July 1995 to terminate certain commitments by both parties. Some or all of the Company's payment obligations that remain may be reimbursed to the Company by existing and future collaborative partners.

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

     The Company wishes to caution readers that the Company's business is subject to significant risks. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products, changes in any such relationship, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

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

RESULTS OF OPERATIONS

     SIX MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1994

     The Company's license and research revenue was $4.1 million for the six months ended December 31, 1995, compared to $7.1 million for the six months ended December 31, 1994. The period ended December 31, 1994 included a one-time license fee of $4.0 million.

     Research and development expenses decreased by 19% to $15.6 million for the six months ended December 31, 1995, compared to $19.1 million for the six months ended December 31, 1994. The decrease in expenses was primarily the result of a $3.6 million reduction in purchases of raw materials, a $929,000 net reduction in acquired research and development expense, and reduced staffing costs. These reductions were partially offset by $639,000 paid to a supplier under a previous raw material commitment. The Company also increased payments to universities and outside consultants. The expenses for the six months ended December 31, 1994 included a one-time $1.7 million charge to research and development expense which arose when the Company licensed product rights to Ortho. The expenses for the six months ended December 31, 1995 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses decreased by 11% to $3.4 million for the six months ended December 31, 1995, compared to $3.8 million for the six months ended December 31, 1994. The decrease in general and administrative expenses was primarily due to decreased professional fees.

     Investment income and other was $430,000 for the six months ended December 31, 1995, compared to $575,000 for the six months ended December 31, 1994. The decline was primarily a result of lower average cash balances.

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

     THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994

     The Company's license and research revenue was unchanged at $2.0 million for the three months ended December 31, 1995, compared to the three months ended December 31, 1994. The Company expects research revenue for 1996 to be comparable to 1995.

     Research and development expenses decreased to $7.4 million for the three months ended December 31, 1995, compared to $7.5 million for the three months ended December 31, 1994. A $1.4 million decline in purchases of raw materials was offset by a $1.1 million increase in payments to universities and outside consultants and $319,000 paid to a supplier under a previous raw materials commitment.

     General and administrative expenses were unchanged at $1.8 million for the three months ended December 31, 1995, compared to the three months ended December 31, 1994. Professional fees decreased $303,000 and were offset by compensation from the exercise of an expiring stock option by an executive pursuant to the Company's 1991 Stock Option Plan..

     Investment income and other was $177,000 for the three months ended December 31, 1995, compared to $272,000 for the three months ended December 31, 1994. The decline in investment revenue was primarily a result of lower average cash balances.


PART II  OTHER INFORMATION:


Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on November 16, 1995. The following directors were re-elected for the following year and until the election and qualification of their respective successors:


    DIRECTOR                      FOR           WITHHELD    ABSTENTIONS  BROKER NON-VOTES
Carroll O. Johnson             17,221,782       1,983,551         0              0

Stephen M. McGrath             17,207,048       1,998,285         0              0

Donald E. O'Neill              17,244,369       1,960,964         0              0

Helen M. Ranney, M.D.          17,241,174       1,964,159         0              0

Jean G. Riess, Ph.D.           17,249,364       1,955,969         0              0

Duane J. Roth                  17,215,262       1,990,071         0              0

Thomas F. Zuck, M.D.           17,221,097       1,984,236         0              0



The shareholders of the Company voted to amend the 1991 Stock Option Plan of the Company to increase the number of shares available for issuance thereunder in accordance with the following vote:



13,798,158  For  5,128,942  Against  188,233 Withheld  90,000  Broker Non-Votes
----------       ---------           -------           ------

The shareholders of the Company voted to amend and restate the Formula Stock Option Plan for Nonemployee Directors of the Company to increase the number of shares granted in each annual option in accordance with the following vote:

14,211,521  For  4,737,038  Against  256,774 Withheld       0  Broker Non-Votes
----------       ---------           -------            -----

The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 1996 in accordance with the following vote:

18,994,214  For  59,833  Against  151,286  Withheld         0  Broker Non-Votes
----------       ------           -------               -----

Item 5.  Other Information

     On January 12, 1996, the Company and Hoechst Marion Roussel, the global pharmaceutical division of Hoechst AG, a German company, announced an agreement in principle for a worldwide license to develop and market LIQUIVENT-Registered Trademark- (perflubron), a potential new drug in pivotal Phase II/III trials for treatment of acute respiratory failure. The transaction is conditioned upon the negotiation and execution of a definitive agreement for the license, which the companies expect to finalize within 60 days, and is subject to applicable regulatory approvals. However, there can be no assurance that the transaction will be consummated.

     The license agreement is expected to provide for Hoechst Marion Roussel to purchase a minority equity interest in the Company and to pay the Company a license fee and other payments upon achieving certain development milestones. Hoechst Marion Roussel would have exclusive manufacturing and worldwide marketing rights to the product. Hoechst Marion Roussel would fund product development activities and pay royalties to the Company on sales of LIQUIVENT following commercialization.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 10(a) Amended and Restated Formula Stock Option Plan for Nonemployee Directors
(b)      There were no reports on Form 8-K.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ALLIANCE PHARMACEUTICAL CORP.


                                                           (Registrant)


                                                       \s\ Theodore D. Roth
                                                   ----------------------------
                                                          Theodore D. Roth
                                                      Executive Vice President
                                                    and Chief Financial Officer

Date:  February 6, 1996

                                EXHIBIT INDEX



The following exhibits are being filed herewith:

10(a)  Amended and Restated Formula Stock Option Plan for Nonemployee Directors