Form 10-Q
period 1996-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1996-05-14
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
- ----------           OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR

- ---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    --------------

                      COMMISSION FILE NUMBER 0-12900

                      ALLIANCE PHARMACEUTICAL CORP.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                  14-1644018
- --------------------------------           -------------------------
  (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

   3040 SCIENCE PARK ROAD
   SAN DIEGO, CALIFORNIA                              92121
- --------------------------------           -------------------------
   (ADDRESS OF PRINCIPAL                             ZIP CODE
    EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                               619-558-4300
                                           -------------------------

INDICATE BY A CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES      X                               NO
         -------------                           ----------------

AS OF APRIL 30, 1996, REGISTRANT HAD 27,991,491 SHARES OF ITS COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

                                        INDEX



                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets                               3

  Condensed Consolidated Statements of Operations                     4

  Condensed Consolidated Statements of Cash Flows                     5

  Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        7


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             11

PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements


ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                                    MARCH 31,           JUNE 30,
                                                                      1996                1995
                                                                  ---------------     --------------
 ASSETS                                                             (UNAUDITED)           (NOTE)
 CURRENT ASSETS:
     Cash and cash equivalents                                      $  22,560,000     $  12,519,000
     Short-term investments                                             9,488,000        10,964,000
     Research revenue receivable                                        2,000,000         2,060,000
     Inventories  and other current assets                              1,860,000         1,913,000
                                                                    -------------     -------------
         Total current assets                                          35,908,000        27,456,000

 PROPERTY, PLANT AND EQUIPMENT - NET                                   11,845,000         9,946,000
 PURCHASED TECHNOLOGY - NET                                            16,345,000        17,371,000
 OTHER ASSETS - NET                                                     1,109,000         1,257,000
                                                                    -------------     -------------
                                                                    $  65,207,000     $  56,030,000
                                                                    -------------     -------------
                                                                    -------------     -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                               $   2,191,000     $   2,509,000
     Accrued expenses                                                   3,323,000         2,601,000
     Current portion of long-term debt                                    701,000
                                                                    -------------     -------------
         Total current liabilities                                      6,215,000         5,110,000

 LONG-TERM DEBT                                                         1,132,000
 OTHER                                                                  1,365,000           843,000

 STOCKHOLDERS' EQUITY:
     Preferred stock - $.01 par value; 5,000,000 shares authorized;
         2,450,000 and 1,500,000 outstanding at March 31, 1996
         and June 30, 1995, respectively                                  25,000             15,000
     Common stock - $.01 par value; 50,000,000 shares authorized;
         25,119,603 and 24,759,150 outstanding at
         March 31, 1996 and June 30, 1995, respectively                  251,000            248,000
     Additional paid-in capital                                       263,844,000       238,874,000
     Accumulated deficit                                             (207,625,000)     (189,060,000)
                                                                    -------------     -------------
         Total stockholders' equity                                    56,495,000        50,077,000
                                                                    -------------     -------------
                                                                    $  65,207,000     $  56,030,000
                                                                    -------------     -------------
                                                                    -------------     -------------

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             MARCH 31,                           MARCH 31,
                                                      1996               1995              1996            1995
                                                  -----------         -----------      ------------    ------------
                                                            (UNAUDITED)                         (UNAUDITED)
 REVENUES:
     License and research revenue                 $ 7,200,000         $ 2,450,000      $ 11,310,000    $  9,550,000
     Product revenue                                   32,000              26,000           108,000         135,000
                                                  -----------         -----------      ------------    ------------
                                                    7,232,000           2,476,000        11,418,000       9,685,000

 OPERATING EXPENSES:
     Research and development                       8,843,000           6,792,000        24,404,000      25,922,000
     General and administrative                     2,198,000           2,397,000         5,583,000       6,200,000
                                                  -----------         -----------      ------------    ------------
                                                   11,041,000           9,189,000        29,987,000      32,122,000
                                                  -----------         -----------      ------------    ------------
 LOSS FROM OPERATIONS                              (3,809,000)         (6,713,000)      (18,569,000)    (22,437,000)

 INVESTMENT INCOME AND OTHER - NET                    137,000             232,000           567,000         807,000
                                                  -----------         -----------      ------------    ------------
 NET LOSS                                          (3,672,000)         (6,481,000)      (18,002,000)    (21,630,000)

 DIVIDENDS ON PREFERRED STOCK                        (187,000)           (188,000)         (563,000)       (407,000)
                                                  -----------         -----------      ------------    ------------
 NET LOSS APPLICABLE TO COMMON SHARES             $(3,859,000)        $(6,669,000)     $(18,565,000)   $(22,037,000)
                                                  -----------         -----------      ------------    ------------
                                                  -----------         -----------      ------------    ------------
 NET LOSS PER COMMON SHARE                        $     (0.15)        $     (0.31)     $      (0.75)   $      (1.03)
                                                  -----------         -----------      ------------    ------------
                                                  -----------         -----------      ------------    ------------
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     25,023,000          21,409,000        24,908,000      21,393,000
                                                  -----------         -----------      ------------    ------------
                                                  -----------         -----------      ------------    ------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------



                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                      1996                1995
                                                 ------------        -----------
                                                            (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                       $(18,002,000)       $(21,630,000)
  Adjustments to reconcile net loss to net
    cash used in operations:
    Depreciation and amortization                   2,313,000           2,175,000
    Acquired research and development                 757,000           1,686,000
    Non-cash compensation                             277,000
    Changes in operating assets and liabilities:
       Research revenue receivable                     60,000          (2,000,000)
       Inventories and other                           53,000            (953,000)
       Accounts payable and accrued expenses
         and other                                    283,000             225,000
                                                 ------------       -------------
 Net cash used in operating activities            (14,259,000)        (20,497,000)
                                                 ------------       -------------
 FINANCING ACTIVITIES:
     Issuance of common stock and preferred
       stock                                       23,979,000         14,859,000
     Proceeds from long-term debt                   2,208,000
     Principal payments on long-term debt            (375,000)
                                                 ------------       -------------
 Net cash provided by financing activities         25,812,000          14,859,000
                                                 ------------       -------------
 INVESTING ACTIVITIES:
     Short-term investments                         1,561,000           9,083,000
     Property, plant and equipment                 (3,073,000)           (768,000)
                                                 ------------       -------------
 Net cash (used in) provided by investing
    activities                                     (1,512,000)          8,315,000
                                                 ------------       -------------

 INCREASE IN CASH AND CASH EQUIVALENTS             10,041,000           2,677,000
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  12,519,000           1,902,000
                                                 ------------       -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 22,560,000       $   4,579,000
                                                 ------------       -------------
                                                 ------------       -------------
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
     Preferred stock dividends                   $    563,000       $     407,000
                                                 ------------       -------------
                                                 ------------       -------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiary, Rosanin Corporation, and its majority-owned subsidiaries, Astral, Inc., Talco Pharmaceutical, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1995 have been reclassified to conform to the current year's presentation. BioPulmonics, Inc. ("BioPulmonics") was merged into Alliance in March 1996, and Rosanin Corporation was dissolved in April 1996.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the three and nine months ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $7,355,000 and $8,226,000 at June 30, 1995 and March 31, 1996, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years, and accumulated amortization was $500,000 and $757,000 at June 30, 1995 and March 31, 1996, respectively. Amortization of purchased technology is included in research and development expense.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

LONG-TERM DEBT

     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by fixed assets, and are being repaid over three years. If certain financial covenants are not satisfied, the note may become due and payable.

NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect would be anti-dilutive.

2. LICENSE AGREEMENT

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provides HMRI with worldwide marketing rights to LIQUIVENT. The product will be jointly developed by Alliance and HMRI with HMRI responsible for substantially all of the remaining costs of development after March 31, 1996. HMRI will pay Alliance royalties based on sales of the product after commercialization. In conjunction with the HMRI License Agreement, HMRI purchased 750,000 shares of the Company's Series B Preferred Stock and 200,000 shares of its Series C Preferred Stock for an aggregate of $22.0 million. There were 750,000 shares of Series B Preferred Stock and 200,000 of Series C Preferred Stock outstanding at March 31, 1996. HMRI also received a five-year warrant to acquire 300,000 shares of the Company's common stock at $20.00 per share. The Series B Preferred Stock is convertible into shares of the Company's common stock upon the earliest of: (i) the Company's common stock closing at a price per share of at least $20.00 for twenty consecutive days; (ii) termination of the HMRI License Agreement; or
(iii) February 28, 2001. Each share of Series B Preferred Stock will be converted into a number of shares of the Company's common stock based upon the lower of the average closing price of the Company's common stock over the twenty trading days preceding the time of conversion or $20.00 per share. The Series C Preferred Stock converts automatically on June 30, 1997 into a number of shares of the Company's common stock obtained by dividing the average closing price of the Company's common stock over the twenty trading days preceding January 14, 1997 into $5.0 million. Prior to June 29, 1997, HMRI may, if the HMRI License Agreement is terminated, cause the Company to redeem the Series C Preferred Stock for $15.0 million, payable in cash or the Company's common stock at Alliance's election, any time on or before the expiration of five years following the redemption date. In addition, HMRI paid Alliance an initial license fee and will make other payments upon the achievement of certain milestones.

3. SUBSEQUENT EVENT - SALE OF COMMON STOCK

     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued common stock. Net proceeds to the Company from the offering were approximately $44 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products based upon PFC and emulsion technologies. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to continued requirements for research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The amount of net losses and the time required by the Company to achieve profitability are highly uncertain due to differences in the timing of revenues earned and expenses incurred. The Company has entered into collaborative research and development agreements with pharmaceutical companies that generate revenue to augment the level of its research and development activities and to offset portions of its research and development costs. The timing and amounts of such revenue, if any, cannot be predicted with certainty and will likely fluctuate sharply. To date, the Company's revenue from the sale of products has not been material. The majority of the Company's products are in the development stage and there can be no assurance as to whether or when the Company will be able to increase its revenues significantly. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through March 1996, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. In April 1996, the Company completed a public offering of
2.9 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $44 million.

     In February 1996, the Company entered into the HMRI License Agreement, which provides for joint development of LIQUIVENT with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased shares of Series B Preferred Stock and Series C Preferred Stock for $22.0 million. In addition, HMRI paid Alliance an initial license fee and will pay further license fees, milestone payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of Common Stock at $20.00 per share.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by fixed assets, and are being repaid over three years. If certain financial covenants are not satisfied, the debt may become due and payable. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     In April 1995, the Company completed offerings of 3.2 million shares of newly issued Common Stock, resulting in net proceeds to the Company of approximately $14.3 million.

     In August 1994, the Company and Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho") entered into a license agreement (the "Ortho License Agreement") for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Under the Ortho License Agreement, Ortho paid to Alliance an initial fee of $4.0 million and will make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing and marketing the products and will pay Alliance a royalty based upon sales of products after commercialization. From August 1994 through March 31, 1996, the Company had received aggregate research revenue payments under the Ortho License Agreement of $11.1 million from Ortho, and as of March 31, 1996, had recorded a receivable of $2.0 million, which was received subsequently. In conjunction with the Ortho License Agreement, Johnson & Johnson Development Corp. purchased
1.5 million shares of Series A Preferred Stock for $15.0 million and obtained a three-year warrant to purchase 300,000 shares of Common Stock at $15.00 per share.

     The Company had net working capital of $29.7 million at March 31, 1996 compared to $22.3 million at June 30, 1995. The Company's cash, cash equivalents, and short-term investments increased to $32.0 million at March 31, 1996 from $23.5 million at June 30, 1995. The Company received $22.0 million from the issuance of preferred stock to HMRI, and $2.2 million under the August 1995 loan and security agreement. These increases were partially offset by net operating expenses of $14.3 million, and property, plant and equipment additions of $3.1 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

     The Company expects to incur substantial additional expenditures associated with product development. The Company will seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that funds from these sources will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance anticipates that its current capital resources, including the net proceeds from the recent offering, expected revenues from the Ortho License Agreement, HMRI License Agreement and investments, will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the FDA will determine that such facility complies with Good Manufacturing Practices. Construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho License Agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility.

     Except for historical information, the statements made herein are forward looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks.
The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products, changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

     During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs have appealed the decision. The Company believes the eventual outcome of the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1996 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1995

     The Company's license and research revenue was $11.3 million for the nine months ended March 31, 1996, compared to $9.6 million for the nine months ended March 31, 1995. License revenue included $5.0 million from the HMRI License Agreement for the nine months ended March 31, 1996, compared to $4.0 million from the Ortho License Agreement for the nine months ended March 31, 1995. Research revenue from the Ortho License Agreement increased to $6.0 million for the nine months ended March 31, 1996, compared to $5.1 for the nine months ended March 31, 1995. The Company expects research revenue to continue at higher levels in 1996 compared to 1995.

     Research and development expenses decreased by 6% to $24.4 million for the nine months ended March 31, 1996, compared to $25.9 million for the nine months ended March 31, 1995. The decrease in expenses was primarily the result of a $2.8 million reduction in purchases of raw materials, and a $929,000 net reduction in acquired research and development expense. These reductions were partially offset by a $1.3 million increase in payments to universities and outside consultants, and $639,000 paid to a supplier under a previous raw material commitment. The expenses for the nine months ended March 31, 1995 included a one-time $1.7 million charge to research and development expense which arose when the Company licensed product rights to Ortho. The expenses for the nine months ended March 31, 1996 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses decreased by 10% to $5.6 million for the nine months ended March 31, 1996, compared to $6.2 million for the nine months ended March 31, 1995. The decrease in general and administrative expenses was primarily due to decreased professional fees.

     Investment income and other was $567,000 for the nine months ended March 31, 1996, compared to $807,000 for the nine months ended March 31, 1995. The decline was primarily a result of lower average cash balances.

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

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995

     The Company's license and research revenue increased to $7.2 million for the three months ended March 31, 1996, compared to $2.5 million for the three months ended March 31, 1995. The increase was due to $5.0 million received from the HMRI License Agreement. The Company expects research revenue to continue at higher levels in 1996 compared to 1995.

     Research and development expenses increased by 30% to $8.8 million for the three months ended March 31, 1996, compared to $6.8 million for the three months ended March 31, 1995. The increase was primarily due to increased payments to universities and outside consultants as well as increased clinical trial expenses.

     General and administrative expenses decreased by 8% to $2.2 million for the three months ended March 31, 1996, compared to $2.4 million for the three months ended March 31, 1995. The decrease in expenses was primarily due to decreased professional fees.

     Investment income and other was $137,000 for the three months ended March 31, 1996, compared to $232,000 for the three months ended March 31, 1995. The decline in investment revenue was primarily a result of lower average cash balances.

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

                                           ALLIANCE PHARMACEUTICAL CORP.
                                                   (Registrant)

                                             \s\ Theodore D. Roth
                                           -----------------------------
                                                 Theodore D. Roth
                                             Executive Vice President
                                             and Chief Financial Officer
Date:  May __, 1996