Form 10-K
period 1996-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1996-09-16
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             -----------------
                                 FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 JUNE 30,  1996
                            --------------------------------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                               ------------------------     ------------------

                     Commission file number      0-12900

                        ALLIANCE PHARMACEUTICAL CORP.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New York                                  14-1644018
- ------------------------------------------   ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  3040 Science Park Road, San Diego, CA                      92121
- ------------------------------------------   ----------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      619-558-4300
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
        None
- ---------------------------    ------------------------------------------------
- ---------------------------    ------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $0.01.
- -------------------------------------------------------------------------------
                               (Title of Class)

- -------------------------------------------------------------------------------
                               (Title of Class)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X      No
                                                        -----        -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]
                          [Cover page 1 of 2 pages]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System on August 30, 1996, was $414,450,288.

   The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 30, 1996 was 30,047,306.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1996 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                           [Cover page 2 of 2 pages]

                                    PART I

ITEM 1.  BUSINESS

     Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into potential drug products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalties. To date, the Company has entered into agreements with researchers for the rights to two innovative products, developed these products through initial clinical (human) trials, and entered into collaborative relationships with multinational pharmaceutical companies for the final stages of development and worldwide marketing. These products are OXYGENT-TM-, an intravascular oxygen carrier designed to reduce the need for donor blood transfusions during surgery, which is currently in Phase IIb clinical trials and is licensed to affiliates of Johnson & Johnson; and LIQUIVENT-Registered Trademark-, an intrapulmonary agent for use in treatment of acute respiratory failure, which is currently in a pivotal Phase II/III clinical trial and is licensed to Hoechst Marion Roussel, Inc., an affiliate of Hoechst AG. Alliance intends to enter into a collaborative agreement for IMAGENT-Registered Trademark- US, an ultrasound contrast agent for which the Company recently completed a Phase I clinical trial.

     The Company's strategy is to identify potential new pharmaceutical products through scientific collaborations with researchers and clinicians in universities and medical centers where many of the basic causes of disease and potential targets for new therapies are discovered. Using its experience in defining pharmaceutical formulations, designing manufacturing processes, conducting preclinical pharmacology and toxicology studies, and conducting early-phase human testing, Alliance endeavors to advance such discoveries into clinical development. The Company seeks collaborative relationships for the final stages of drug development, including completing late-phase human testing, obtaining worldwide regulatory approvals, building large-scale manufacturing capacities, and marketing.

     The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121, and its telephone number is (619) 558-4300.

PRODUCTS IN CLINICAL DEVELOPMENT

     Alliance's products currently in clinical development - OXYGENT, LIQUIVENT, and IMAGENT US - are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases safely throughout the body.

OXYGENT. OXYGENT, an emulsion containing perflubron, is an intravascular oxygen carrier to be used as a temporary "blood substitute" to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. It is estimated that in excess of three million patients annually in the United States may receive one or more units of blood during elective surgeries, including, for example, cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of blood for a portion of these patients. The OXYGENT dose for surgical applications is expected to provide the equivalent oxygen delivery of at least two units of red blood cells.

     OXYGENT has several potential advantages over the use of allogeneic (donor) blood: there is no risk of infectious disease transmission; it is compatible with all blood types; it has a shelf-life in excess of one year; and it can be sterilized. According to the 1994 estimates of The National Institutes of Health, the risks per unit of blood transfused in the United States are 1:2,500 for bacterial infections, 1:3,000 for hepatitis, 1:100,000 for fatal hemolytic reactions, primarily due to clerical error, and 1:225,000 for HIV infection (AIDS). To minimize the use of allogeneic blood and to avoid these risks, certain techniques can be employed that allow use of the patient's own (autologous) blood during surgery. These techniques include (i) predonation, in which patients donate several units of their blood in the six weeks preceding surgery, (ii) perioperative hemodilution, in which several units of the patient's blood are removed just prior to surgery and are replaced with a plasma expander, and (iii) salvage, wherein a device (cell saver) is used to collect blood lost during the surgical procedure. OXYGENT can be used with any of these autologous blood collection techniques to enhance safety, by reducing the need for allogeneic blood. When a blood transfusion is indicated during surgery, one or more doses of OXYGENT would be used in place of allogeneic blood to maintain an adequate level of oxygen delivery despite a lower red blood cell concentration. This use of OXYGENT delays or reduces the need for the transfusion of donor blood, thereby avoiding its associated risks.

     In August 1994, the Company entered into a license agreement (the "Ortho License Agreement"), with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. The product is being developed jointly by Alliance and Ortho, with Ortho being responsible for substantially all of the costs of development and marketing.

     In October 1995, the Company and Ortho commenced a Phase IIb randomized, controlled, efficacy trial involving surgical patients at multiple sites in the United States. A similar Phase IIb clinical study was commenced in Europe in January 1996. In February 1996, the Company and Ortho commenced a Phase II study in the United States in cardiopulmonary bypass patients.

LIQUIVENT. LIQUIVENT, sterile perflubron, is an intrapulmonary agent for treatment of acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function. Each year, more than 200,000 patients in the United States are placed on mechanical gas ventilators for at least four days for treatment of lung dysfunction due to acute injuries. The most urgent need for these patients is to improve their blood oxygenation. However, the prolonged use of high ventilatory pressures or high continuous concentrations of inspired oxygen can further damage the patient's lungs. Some of these patients may benefit from treatment with LIQUIVENT.

     LIQUIVENT is intended to be used in a technique called partial liquid ventilation ("PLV"). In this procedure, the drug is administered through an endotracheal tube into the lungs of a patient being supported by a mechanical ventilator. The initial goal of LIQUIVENT/PLV therapy is to open collapsed alveoli to improve gas exchange. Once this has been accomplished, ventilator pressure and oxygen concentration may be lowered to minimize ventilator-induced lung trauma. In clinical studies, LIQUIVENT has also been observed to promote the migration of mucus and alveolar debris to the central airways, where suctioning is easier. The ability to remove such debris may significantly reduce the excessive inflammatory response associated with acute respiratory failure and enhance the effectiveness of other therapeutic interventions, all serving potentially to reduce patient recovery time. Published results from initial clinical trials have indicated that LIQUIVENT improved lung oxygenation, without clinically significant side effects. In addition, preclinical studies indicate LIQUIVENT may mitigate inflammation, ventilator-induced trauma, and oxygen toxicity.

     In January 1996, the Company began a multi-center pivotal Phase II/III clinical trial with LIQUIVENT in pediatric patients with acute respiratory failure. Separate multi-center Phase II clinical trials in adults and premature infants are underway. The U.S. Food and Drug Administration ("FDA") has granted Subpart E status (expedited review) for the product.

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for substantially all of the costs of development and marketing.

IMAGENT US. IMAGENT US is an ultrasound contrast agent being developed to aid in the assessment of cardiac function and myocardial perfusion, as well as the detection of solid organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the United States, some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAGENT US is being developed to meet these requirements.

     IMAGENT US is a powder comprising hollow microspheres containing a PFC-based gaseous mixture and water-soluble components that are known to be acceptable for parenteral use. Prior to use, IMAGENT US is reconstituted with a sterile saline solution to form microbubbles that are then injected into the patient. The gas bubbles are highly echogenic and, when delivered intravenously, reflect signals that enhance ultrasound images. In preclinical studies, IMAGENT US has been found to enhance the ultrasound signal from perfused tissues and blood vessels using traditional gray-scale and color Doppler technologies, as well as the emerging harmonic ultrasound imaging technique. Additionally, gray-scale contrast enhancement of cardiac, abdominal, and vascular structures was observed with no serious or unexpected adverse events, no clinically significant changes, and no trends indicative of clinical concern, in the recently completed Phase I clinical trial.

     A Phase II program is planned in adult patients undergoing diagnostic procedures for the evaluation of myocardial perfusion abnormalities (subsequent to myocardial infarction or coronary artery disease), space-occupying lesions of the liver (or other organs), and vascular flow abnormalities. In these studies, each subject will serve as his/her own control through the blinded evaluation of non-contrast and contrast ultrasound images. In addition, the diagnostic utility of the contrast ultrasound evaluation with IMAGENT US will be compared to that of other technologies used to diagnose anatomic, functional, and flow abnormalities (e.g., nuclear perfusion scintigraphy, angiography, computed tomography, and magnetic resonance imaging). The Phase II program is planned to begin before the end of 1996.

OTHER PRODUCTS

     Alliance is supporting internal research efforts to expand the applicability of its core technologies. The Company has patented fluorinated surfactants that are potentially useful in the preparation of therapeutic or diagnostic emulsions and other formulations.

     Alliance is investigating the use of PFC-containing reverse emulsions, microemulsions, gels, foams, and other compositions as drug delivery agents. These compositions are either aqueous or oil-based, and may be administered via oral, intravenous, intrapulmonary, or topical routes to distribute antibiotics, chemotherapy agents, gene therapies, or other medicaments systemically or to selected areas of the body. Alliance is also conducting preclinical studies of a PFC-based formulation that could be beneficial for warm temperature preservation of kidneys or other organs which may extend the time the organ is viable for transplantation.

     The Company has initiated a pilot clinical study in Europe to assess OXYFLOW, an apparatus designed to be a combined cardiovascular and oxygenation monitor that acquires data by minimally invasive means. This device is intended to provide on-line information pertaining to oxygenation and other physiological parameters, which could assist physicians in their decisions regarding transfusions and other interventions.

     The Company has certain agreements with research institutions to develop discoveries that the Company believes may be the basis of new products. Antigenized antibodies that could potentially stimulate or down-regulate antibody production are being developed in conjunction with Mt. Sinai Medical Center in New York City. A prototype vaccine for infectious disease and a prototype tolerogen for an autoimmune disease are also under development. In addition, Alliance is working with researchers at Temple University to develop an apoptotic factor for regulating the death of certain cancer cells.

     Alliance has developed and is marketing SAT PAD-REGISTERED TRADEMARK-, a re-usable magnetic resonance ("MR") imaging accessory that improves the quality of images obtained by certain MR imaging techniques. SAT PAD is distributed by dealers specializing in radiology products. Sales of SAT PAD were approximately $230,000 for fiscal 1996. Alliance expects that the sales volume of SAT PAD will be limited and does not anticipate significant revenue from the product.

     The Company intends to consider other technologies that may be available for licensing and research agreements with other institutions or inventors. Alliance intends, where appropriate, to seek outside sources of funding. If new license and research agreements are added and the Company is not able to obtain outside sources of funding, the Company's losses from research and development activities are expected to increase significantly.

     The Company's products require substantial development efforts. The Company may encounter unforeseen technical and other problems which may force abandonment or substantial change in the development of a specific product or process, or technological change or product development by others, any of which may have a material adverse effect on the Company. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 1996, 1995, and 1994 the Company incurred research and development expenses of $33,730,000, $35,257,000, and $32,070,000, respectively.

COLLABORATIVE RELATIONSHIPS

HOECHST MARION ROUSSEL, INC. In February 1996, the Company entered into the HMRI License Agreement, which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased 750,000 shares of the Company's Series B Preferred Stock and 200,000 shares of its Series C Preferred Stock for an aggregate of $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay further license fees, milestones payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of Common Stock at $20 per share. On June 6, 1996, after the average closing price of the Company's Common Stock for a period of twenty consecutive trading days was at least $20 per share, each share of Series B Preferred Stock converted into one (1) share of Common Stock. At the time of conversion, accrued dividends on the Series B Preferred Stock in the amount of $187,500 were paid in Common Stock, issued at $20 per share. The Series C Preferred Stock converts automatically on June 30, 1997, into a number of shares of Common Stock obtained by dividing the average closing price of the Common Stock over the twenty trading days preceding January 14, 1997 into $5 million. Prior to June 29, 1997, HMRI may, if the HMRI License Agreement is terminated, redeem the Series C Preferred Stock for $15 million, payable in cash or Common Stock at Alliance's election within five years of the redemption date. The Series C Preferred Stock does not have dividend or voting rights.

ORTHO BIOTECH, INC. In August 1994, the Company entered into the Ortho License Agreement for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. The product is being developed jointly by Alliance and Ortho, with Ortho responsible for substantially all of the costs of developing and marketing the product. Under the Ortho License Agreement, Ortho paid to Alliance an initial fee of $4 million and will make other payments upon the achievement of certain milestones. Ortho will pay Alliance a royalty based upon sales of products after commercialization. In conjunction with the Ortho License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of Series A Preferred Stock for $15 million. On June 6, 1996, after the average closing price of the Company's Common Stock for a period of twenty consecutive trading days was at least $20 per share, each share of Series A Preferred Stock converted into one-half (1/2) share of Common Stock. At the time of conversion, accrued dividends on the Series A Preferred Stock in the amount of $1,312,500 were paid in Common Stock, issued at $20 per share. On June 6, 1996, Ortho also exercised a three-year warrant to purchase 300,000 shares of Common Stock at $15 per share, which warrant it acquired in connection with the Ortho License Agreement.

     The Company intends to enter into a collaborative relationship for IMAGENT US, an ultrasound contrast agent for which the Company recently completed a Phase I clinical trial.

     In November 1994, the Company entered into a license agreement with Glaxo Group Limited ("Glaxo") for the use of certain of the Company's fluorinated surfactants in metered dose inhalers that deliver Glaxo's respiratory drug formulations. Based upon interactions with Glaxo, the Company believes the surfactants selected by Glaxo for development may have an unacceptable half-life for chronic use in asthma patients, Glaxo's intended application. Therefore, the Company expects that Glaxo will not make the next license payment under the agreement. If such payment is not made, the license agreement would terminate. Alliance received aggregate fees of $650,000 during the past two years under the agreement. The Company does not consider the license agreement to be material to its present operations.

     There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

MARKETING

     Under the terms of the Ortho License Agreement, Ortho has exclusive worldwide marketing rights to OXYGENT and any other injectable PFC emulsion products capable of transporting oxygen for therapeutic use. Under the terms of the HMRI License Agreement, HMRI has exclusive worldwide marketing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The Company has not yet selected its marketing partner for IMAGENT US. The Company's only commercialized product, SAT PAD, is currently distributed through certain distributors of MR imaging equipment and supplies.

MANUFACTURING

     The Company manufactures all of its products for preclinical testing and clinical trials. OXYGENT is produced in Alliance's San Diego facility, which includes both a pilot plant and a production-scale manufacturing facility. The Company believes that this production facility will provide sufficient capacity for future clinical trials and market launch of OXYGENT, if and when approved by the FDA. However, a larger commercial-scale facility will be required in the future. Under the terms of the Ortho License Agreement, Ortho has the right to elect to manufacture OXYGENT itself or have the Company continue to do so, which election must be made at or prior to the filing of a new drug application ("NDA"). If Alliance manufactures OXYGENT for Ortho, the transfer price, which will not be less than Alliance's fully burdened cost, will be determined by Ortho's net sales price for the product. The Company has not selected a commercial-scale site or obtained any regulatory approvals. Construction of such a facility will depend upon Ortho's decision regarding manufacturing, product development, capital resources, and regulatory approvals, among other things.

     LIQUIVENT is manufactured for clinical trials at the Company's Otisville, New York facility. LIQUIVENT is the same drug substance as IMAGENT GI, for which Alliance obtained FDA approval in August 1993 as an oral contrast agent for MR imaging. As a result, certain chemistry, manufacturing, and control requirements have been accepted by the FDA, which may benefit the Company in the regulatory review process. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility.

     IMAGENT US is manufactured for clinical studies at the San Diego facility, using a proprietary process to form dry, PFC vapor-containing spheres which are reconstituted with sterile saline to form microbubbles just prior to use. The facility is expected to provide sufficient capacity for clinical trials and market launch.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company has obtained perflubron, the principal raw material utilized in OXYGENT and LIQUIVENT, from several large chemical suppliers, and believes that it has sufficient inventory of the drug substance for clinical trials. HMRI and Ortho have initiated discussions with a potential supplier to secure a long-term supply of perflubron. The Company believes it has a sufficient supply of raw materials for IMAGENT US for clinical trials. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain necessary raw materials on a timely basis and at a cost-effective price.

PATENTS

     The Company seeks proprietary protection for its products, processes, technologies, and ongoing improvements. The Company is pursuing patent protection in the United States and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Australia, Canada, Ireland, Israel, Japan, Norway, and South Africa, and patents have been granted in some of these countries.

     The Company has seven issued U.S. patents related to or covering PFC emulsions. Such emulsions are the basis of the Company's OXYGENT products. The issued patents and other pending patent applications cover specific details of emulsified PFCs, and include product-by-process claims, method claims describing their manufacture and use, and some composition claims. These broadly cover high concentration PFC emulsions, typically 40-125% weight per volume (although some are limited to 75-125% weight per volume), and manufacturing methods.

     In September 1994, Alliance received a U.S. patent for its preferred method of using blood substitutes to facilitate oxygen delivery. A related U.S. patent was issued in September 1995. Corresponding patents are pending in Europe, Japan, and other countries. The issued claims cover methods for facilitating autologous blood use in conjunction with administering oxygen-enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, animal, plant, or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic blood transfusions during surgery.

     The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. In August 1995, a U.S. patent licensed to the Company issued. The patent covers a method of administering liquids, including LIQUIVENT, to patients. Another U.S. patent, covering other methods of administration of liquids, including LIQUIVENT, to patients, was issued in February 1996. The Company has issued patents and has pending patent applications which seek to cover the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In November 1995, the Company received a U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation. The Company also has patent applications pending that cover apparati for liquid ventilation using PFCs.

     The Company has filed eight U.S. patent applications related to IMAGENT US concerning the composition, manufacture, and use of novel stabilized microbubble compositions, which include applications based on its discovery that PFC gases, in combination with appropriate surfactants, can stabilize microbubbles for use in ultrasonic imaging. International applications directed to the same subject matter have also been filed. In July 1996, the Company received a U.S. patent covering the use of various contrast agents, including IMAGENT US, in harmonic imaging.

     The Company has patents that have issued in the United States and abroad, and additional pending patents, covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug-transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additional fluorinated compounds disclosed in pending applications may be employed in cosmetics, protective creams, and lubricating agents. Compositions that can be structured as emulsions, microemulsions, and gels may be useful as contrast enhancement agents for radiography and scintigraphy. The Company also has pending applications relating to microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics, and electro-optics.

     Aside from the issued patents and allowed applications referred to above, however, no assurance can be given that any of these applications will result in issued U.S. or foreign patents. Although patents are issued with a presumption of validity and require a challenge with a high degree of proof to establish invalidity, no assurance can be given that any issued patents would survive such a challenge and would be valid and enforceable.

     The Company also attempts to protect its proprietary products, processes, and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees, consultants, and certain other persons who have access to such products, processes, and information. The agreements affirm that all inventions conceived by employees are the exclusive property of the Company, with the exception of inventions unrelated to the Company's business and developed entirely on the employee's own time. Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of the Company's trade secrets.

COMPETITION

     Biotechnology and pharmaceutical companies are highly competitive.
There are many pharmaceutical companies, biotechnology companies, public and private universities, and research organizations actively engaged in research and development of products that may be similar to Alliance's products. Many of the Company's existing or potential competitors have substantially greater financial, technical, and human resources than the Company and may be better equipped to develop, manufacture, and market products. These companies may develop and introduce products and processes competitive with or superior to those of the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, which might render the Company's technology and products uncompetitive or obsolete. There can be no assurance that the Company will be able to compete successfully.

     Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a blood substitute. Two primary approaches have shown promise as temporary oxygen carriers: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a blood substitute, two of which are in Phase II clinical trials. One of these companies is developing a recombinant hemoglobin-based blood substitute in conjunction with a major U.S. pharmaceutical company. Another major U.S. pharmaceutical company has indicated that it will begin Phase III clinical trials in the near future. The Company believes that the relatively low cost and ease of production of OXYGENT provide advantages over hemoglobin based products. Alliance is aware of two other companies developing PFC-based temporary oxygen carriers, one of which has entered Phase I clinical trials.

     Although liquid ventilation therapy has been in the research phase for the last two decades, the Company is unaware of any potential competitor that has reached the clinical trial stage. However, other companies may be evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over these potential competitors. Other companies are attempting to develop alternative types of therapies for treatment of acute respiratory failure.

     Competition in the development of ultrasound imaging contrast agents is intense and is expected to increase. There is currently only one commercially available ultrasound imaging contrast agent for certain cardiology applications. Other companies are in advanced clinical trials with ultrasound contrast agents. One of these companies recently reported the completion of Phase III clinical trials of cardiac function and peripheral vascular Doppler enhancement and has indicated that it is planning to submit an application for drug approval later this year. Another company has also indicated completion of a Phase III study of echocardiography. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on the products safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor, and patient acceptance. Although the Company believes that if and when IMAGENT US is approved for commercial sale it will be well positioned to compete successfully, there can be no assurance that the product will be able to do so.

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

GOVERNMENT REGULATION

     The Company's products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the United States and by similar agencies in foreign countries. The process of obtaining regulatory clearances or approvals is costly and time consuming. The Company cannot predict how long the necessary clearances or approvals will take or whether it will be successful in obtaining them.

     Generally, all potential pharmaceutical products must successfully complete two major stages of development (preclinical and clinical testing) prior to receiving marketing approval by the governing regulatory agency. In preclinical testing, potential compounds are tested both in vitro and in animals to gain safety information prior to administration in humans. Knowledge is obtained regarding the effects of the compound on bodily functions as well as its absorption, distribution, metabolism, and elimination.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety and dosage tolerance. Phase II typically involves studies in a somewhat larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be evaluated by an independent review board at the institution at which the study will be conducted. The review board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

     Following completion of these studies, a NDA must be submitted to and approved by the FDA in order to market the product in the United States. Similar applications are required in foreign countries. There can be no assurance that, upon completion of the foregoing trials, the results will be considered adequate for government approval. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will govern manufacturing and marketing activities.

     The FDA has established a designation to speed the availability of new therapies for life-threatening or severely debilitating diseases. This designation, defined in Subpart E of the FDA's investigational new drug regulations, may expedite clinical evaluation and regulatory review of some new drugs, such as LIQUIVENT, which has been so designated.

     Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of IMAGENT GI, a perflubron-based drug previously developed by the Company However, all materials contained in the Company's products remain subject to regulation by governmental agencies.

     In addition to FDA regulation, the Company is subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation, by governmental authorities in the United States and other countries, may impede or limit the Company's ability to develop and market its products.

EMPLOYEES

     As of August 30, 1996, the Company had 194 full-time employees, of whom 163 were engaged in research and development, production and associated support, 5 in business development, sales and marketing, and 26 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 46, has been President and Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is an Executive Vice President of the Company.

HAROLD W. DELONG. Mr. DeLong, who is 48, has been Executive Vice President, Business Development for the Company since February 1989. Mr. DeLong has been employed for more than 20 years in the medical diagnostics and pharmaceutical industry in various sales, marketing, and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease
                                    8
diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also previously employed by Ortho Diagnostic Systems, Inc., for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

THEODORE D. ROTH. Mr. Roth, who is 45, has been Executive Vice President and Chief Financial Officer of the Company since November 1987 and Secretary since 1990. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman of the Company.

B. JACK DEFRANCO. Mr. DeFranco, who is 51, has been Vice President, Market Planning for Alliance since January 1991. He has more than 20 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received an M.B.A. from Fairleigh Dickinson University.

N. SIMON FAITHFULL, M.D., Ph.D. Dr. Faithfull, who is 56, has been Vice President, Medical Research for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

STEPHEN F. FLAIM, Ph.D. Dr. Flaim, who is 48, was appointed Vice President, Biological Sciences in May 1996, having joined the Company in 1990 as Division Director of Pharmacology and Toxicology. Prior to joining Alliance, he was the Associate Director of Pharmacology at The Bristol-Meyers Squibb Institute for Medical Research. Dr. Flaim was also employed for five years at McNeil Pharmaceutical, an affiliate of Johnson & Johnson, where he directed an antianginal drug discovery program. Dr. Flaim was also on the faculty of Pennsylvania State University College of Medicine for seven years.
 He received his Ph.D. from the University of California at Davis, California.

HENRY A. GRAHAM, Ph.D. Dr. Graham, who is 53, has been Vice President, Operations since January 1990. In his more than 20 years in industrial research, he has directed groups involved in the development of biological and immunodiagnostic products. Prior to joining Alliance, he worked for Johnson & Johnson for 17 years on a broad range of projects including injectable human biologicals, immunohematology reagents, immunoassay reagents and instrument systems. Dr. Graham was Director of Product Development for Ortho Diagnostic Systems, Inc. for at least five years prior to 1990. During his tenure at Johnson & Johnson, he was the recipient of several awards, including the Corporate Medal for Outstanding Research. Dr. Graham received a Ph.D. in immunology from Rutgers University.

RONALD M. HOPKINS, Ph.D. Dr. Hopkins, who is 54, has been Vice President, Research and Development since May 1990. Prior to joining Alliance, Dr. Hopkins spent 20 years with Mallinckrodt Medical, Inc. As Vice President at Mallinckrodt his responsibilities primarily involved identification and development of various diagnostic x-ray, magnetic resonance, ultrasound and radiopharmaceutical imaging agents as well as angiographic catheters. In addition to product and business development experience, Dr. Hopkins has an extensive background in cardiovascular pharmacology and toxicology research, as well as sterile pharmaceutical formulation and production. Dr. Hopkins received a Ph.D. in pharmacology from the University of Maryland.

DAVID H. KLEIN, Ph.D. Dr. Klein, who is 63, has been employed by the Company since 1989 and is Distinguished Research Fellow, Pharmaceutical Sciences.
For over 40 years he has carried out and directed chemical research in various academic, research and pharmaceutical institutions. Prior to joining Alliance, Dr. Klein worked for over four years at Sun, Inc. on medical uses of perfluorocarbon emulsions. He has served as a consultant for the National Science Foundation, the Michigan Department of Natural Resources, and the United States Senate. He received his Ph.D. in analytical chemistry from Case Western Reserve University.

GORDON L. SCHOOLEY, Ph.D. Dr. Schooley, who is 49, has been Vice President, Clinical Research and Regulatory Affairs since January 1989. Dr. Schooley has been employed for over 20 years in research and development in the pharmaceutical industry. Prior to joining Alliance in 1989, Dr. Schooley was Vice President of Clinical Research and Regulatory Affairs for Newport Pharmaceuticals, a company developing antiviral drugs. For the previous eight years, he was Director of Clinical Research and Biostatistics for Allergan Pharmaceuticals, a division of SmithKline Beecham, developing ophthalmologic and dermatologic drugs and devices. He was also employed by McGaw Laboratories as Manager of Biostatistics for parenteral products and by The Upjohn Company as a senior biostatistician for analgesic and CNS drugs. Dr. Schooley received a Ph.D. from the University of Michigan School of Public Health.

ITEM 2.  PROPERTIES

FACILITIES

     The Company has principal facilities in two locations: San Diego, California and Otisville, New York. In San Diego, California, where the Company maintains its principal executive offices, performs research and development on its PFC-based products and has its emulsion products manufacturing facility, the Company has approximately 70,000 square feet of laboratory, manufacturing and office space in two leased facilities. The Otisville site, where the Company has established the LIQUIVENT and SAT PAD production facility, also includes laboratories and administrative offices. The Company is considering additional facilities in San Diego to meet its projected needs for the next two to three years and is currently reviewing its long term needs.

     The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement (the "Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 1996 was approximately $100,000. The provisions of the Land Use Agreement are "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

     While the Company believes that it can produce materials for clinical trials and initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such production facility, and there can be no assurance as to when or whether the FDA will determine that such facility conforms with Good Manufacturing Practices. The Ortho License Agreement grants an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility.

ITEM 3.  LEGAL PROCEEDINGS

     During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs appealed the decision; however, at their request, the lawsuit was dismissed with prejudice on May 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 1996.

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

                                          High         Low
                                          ----         ---
Fiscal 1996
Quarter ended September 30, 1995         $12.625      $7.875
Quarter ended December 31, 1995           $14.25      $10.50
Quarter ended March 31, 1996              $19.75     $12.625
Quarter ended June 30, 1996              $22.875      $15.25

                                          High         Low
                                          ----         ---
Fiscal 1995
Quarter ended September 30, 1994          $12.00       $8.00
Quarter ended December 31, 1994            $8.75      $5.625
Quarter ended March 31, 1995              $7.625       $4.25
Quarter ended June 30, 1995               $8.625       $4.75

     On August 30, 1996, the closing price of the Company's common stock was $14.00.

     The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

     On August 30, 1996, the approximate number of record holders of the Company's common stock was 1,730. The Company believes that, in addition, there are in excess of 20,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements and the related notes thereto (in thousands except per share amounts):

                                                    Years ended June 30,

                                     1996        1995        1994        1993        1992
Statement of Operations Data:
   Total revenues                  $ 17,323    $ 11,816    $    409    $  2,370    $  1,805
   Net loss                        $(23,172)   $(29,717)   $(36,946)   $(26,380)   $(21,766)
   Net loss per common share       $   (.91)   $  (1.35)   $  (1.83)   $  (1.39)   $  (1.25)

                                                           June 30,

                                     1996        1995        1994        1993        1992
Balance Sheet Data:
   Working capital                 $ 73,244    $22,346     $19,446     $39,745     $65,578
   Total assets                    $108,343    $56,030     $53,132     $72,537     $97,976
   Long-term debt and other        $  1,166    $   843     $   348     $   447     $   756
   Stockholders' equity            $101,467    $50,077     $49,825     $69,144     $94,553

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products. The Company has been unprofitable since inception and expects to continue to spend substantial amounts on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has entered into collaborative research and development agreements with pharmaceutical companies for OXYGENT and LIQUIVENT, and is actively searching for a similar arrangement for IMAGENT US. The arrangements with its existing partners require them to reimburse the Company for substantially all of its development expenses incurred for the respective products and to make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. If the Company enters into a similar arrangement for IMAGENT US, and some of the development events under its existing agreements are achieved and the relevant payments made, the Company could become profitable on a periodic basis over the next two years, prior to the commercialization of products. However, the timing and amounts of such license fees and milestone payments, if any, cannot be predicted with certainty and may not occur if product development events are not achieved. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through June 1996, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $44million.

     In February 1996, the Company entered into a license agreement with HMRI, which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased shares of Series B Preferred Stock and Series C Preferred Stock for $22million. In addition, HMRI paid Alliance an initial license fee of $5million and agreed to pay further license fees, milestone payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of Common Stock at $20 per share. In June 1996, the Series B Preferred Stock was converted into Common Stock of the Company.

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

     In August 1994, the Company entered into the Ortho License Agreement for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Under the Ortho License Agreement, Ortho paid to Alliance an initial fee of $4million and agreed to make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing and marketing the products and will pay Alliance a royalty based upon sales of products after commercialization. From August 1994 through June 30, 1996, the Company had received aggregate research revenue payments under the Ortho License Agreement of $13.1 million from Ortho, and as of June 30, 1996, had recorded a receivable of $1.8 million, which was subsequently received. In conjunction with the Ortho License Agreement, J&JDC purchased Series A Preferred Stock for $15 million and obtained a three-year warrant to purchase 300,000 shares of Common Stock at $15 per share. In June 1996, the Series A Preferred Stock was converted into Common Stock of the Company, and J&JDC exercised its warrant for 300,000 shares.

     The Company had net working capital of $73.2 million at June 30, 1996 compared to $22.3 million at June 30, 1995. The Company's cash, cash equivalents, and short-term investments increased to $71.4 million at June 30, 1996 from $23.5 million at June 30, 1995. The Company received net proceeds of approximately $44million from the public offering of 2.9 million shares of common stock in April 1996. The Company also received $4.5 million in June 1996 from the exercise of the warrant held by J&JDC. The Company received $22 million from the issuance of preferred stock to HMRI, and $2.2 million under the August 1995 loan and security agreement. These increases were partially offset by net cash used in operations of $21.9 million, and property, plant and equipment additions of $4 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

     In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the supplier through May 1997 based, in part, upon the achievement of certain milestones. Based upon the supplier's intent to negotiate directly with the Company's existing and future collaborative partners, that agreement was modified in July 1995 to terminate certain commitments by both parties. Some or all of the Company's payment obligations that remain may be reimbursed to the Company by existing collaborative partners.

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

     Alliance anticipates that its current capital resources, including the net proceeds from the recent offering, expected revenues from the Ortho License Agreement, HMRI License Agreement, and investments, will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

     Except for historical information, the statements made herein and elsewhere are forward looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products, changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

     During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed in the U.S. District Court for the Southern District of California by certain shareholders. The actions were consolidated into one class action lawsuit titled "In re Alliance Pharmaceutical Securities Litigation." The complaint claimed, among other things, that the defendants failed to disclose certain problems with two of the Company's products under development, which conduct is alleged to have portrayed falsely the Company's financial condition. On May 25, 1995, summary judgment was granted in favor of the Company and its officers and directors. Attorneys for the plaintiffs appealed the decision; however, at their request, the lawsuit was dismissed with prejudice on May 30,1996.

RESULTS OF OPERATIONS

1996 AS COMPARED WITH 1995

     The Company's license and research revenue was $17.1 million for 1996, compared to $11.6 million for 1995. License revenue included $5 million from the HMRI License Agreement for 1996, compared to $4 million from the Ortho License Agreement for 1995. Research revenue increased from $7.1 million to $11.9 million in 1996 primarily as a result of amounts received from the HMRI Agreement. The Company expects research revenue to continue at higher levels in 1997 compared to 1996.

     Research and development expenses decreased by 4% to $33.7 million 1996, compared to $35.3 million 1995. The decrease in expenses was primarily the result of a $4 million reduction in purchases of raw materials, and a $929,000 net reduction in acquired research and development expense. These reductions were partially offset by a $2.5 million increase in payments to universities and outside consultants. The expenses for 1995 included a one-time $1.7 million charge to research and development expense which arose when the Company licensed product rights to Ortho. The expenses for 1996 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses increased by 4% to $7.2 million for 1996, compared to $6.9 million for 1995. The increase in general and administrative expenses was primarily due to increased salaries and wages.

     Investment income and other was $1.4 million for 1996, compared to $1.2 million for 1995. The increase was primarily a result of higher average cash balances as a result of the February 1996 HMRI transaction and the April 1996 stock offering.

1995 AS COMPARED WITH 1994

     The Company's license and research revenue increased to $11.6 million in 1995 compared to $163,000 in 1994. The increase was primarily due to $4 million of license revenue and $7.1 million of research revenue derived from the Ortho License Agreement.

     The Company incurred total operating expenses of $42.1 million for 1995. Operating expenses included $5.0 million for purchases of raw materials for certain products being developed, $1.8 million for OXYGENT costs incurred prior to execution of the Ortho License Agreement, $545,000 for products no longer promoted or developed by Alliance, and a $1.7 million non-cash charge related to the license of previously capitalized product rights. In January 1994, the Company regained from Boehringer Ingelheim International GmbH ("BII") all marketing and manufacturing rights to IMAGENT-Registered Trademark-, diagnostic imaging agents, and OXYGENT products outside of North America. In conjunction with the acquisition of the marketing and manufacturing rights from BII, the Company recorded product rights of $1.8 million, based on the value of warrants issued to acquire the rights. The unamortized portion
($1.7 million) of these product rights was charged to research and development expense when the Company licensed these product rights to Ortho.

     Research and development expenses increased by 10% to $35.3 million for 1995 compared to $32.1 million for 1994. The growth in expenses was primarily a result of increased raw material costs and the product rights charge discussed above and increased salary costs. These expenses were partially offset by a reduction in payments to universities and outside consultants.

     General and administrative expenses increased by 1% to $6.9 million for 1995 compared to $6.8 million for 1994. During the fourth quarter of 1995, the Company was successful in recovering $1.6 million from its insurance carrier to offset professional fees incurred in connection with the defense of its lawsuit.

     Investment and other income was $1.2 million for 1995 compared to $1.6 million for 1994. The decline in investment revenue was primarily a result of lower average cash balances.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of the differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 1996 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of the Report.

          1. See Table of Contents to Consolidated Financial Statements on Page F-1 for a list of Financial Statements being filed herein.

          2. See Page F-2 for the Report of Ernst & Young LLP, Independent Auditors, being filed herein.

          3. See Exhibits below for a list of all Exhibits being filed or incorporated by reference herein.

     (b)  None

     (c)  Exhibits.

     (3) (a) Restated Certificate of Incorporation of the Company, as amended through August 31, 1994. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").)

          (b) Certificate of Amendment to the Certificate of Incorporation of the Company filed on March 25, 1996 (Incorporated by reference to Exhibit 3 to Amendment No. 1 of the S-3 Registration Statement of the Company filed on March 28, 1996 (the "1996 S-3")).

          (c) By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").)

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

          (f) License Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (a) to the 1996 S-3).

          (g) Stock and Warrant Purchase Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (b) to the 1996 S-3).

          (h) Supply and Technology Transfer Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (c) to the 1996 S-3).

     (23.1)    Consent of Ernst & Young LLP, Independent Auditors

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ALLIANCE PHARMACEUTICAL CORP.
                                       (Registrant)

Date:  September 10, 1996              By: \s\ Duane J. Roth
                                           -----------------------------------
                                           Duane J. Roth
                                           President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ Duane J. Roth             President, Chief Executive    September 10, 1996
- ---------------------------   Officer and a Director
Duane J. Roth

\s\ Theodore D. Roth          Executive Vice President      September 10, 1996
- ---------------------------   and Chief Financial Officer
Theodore D. Roth

\s\ Tim T. Hart               Controller, Chief Accounting  September 10, 1996
- ---------------------------   Officer
Tim T. Hart

\s\ Pedro Cuatrecasas, M.D.   Director                      September 10, 1996
- ---------------------------
Pedro Cuatrecasas, M.D.

\s\ Carroll O. Johnson        Director                      September 10, 1996
- ---------------------------
Carroll O. Johnson

\s\ Stephen M. McGrath        Director                      September 10, 1996
- ---------------------------
Stephen M. McGrath

\s\ Helen M. Ranney, M.D.     Director                      September 10, 1996
- ---------------------------
Helen M. Ranney, M.D.

\s\ Donald E. O'Neill         Director                      September 10, 1996
- ---------------------------
Donald E. O'Neill

\s\ Jean Riess, Ph.D.         Director                      September 10, 1996
- ---------------------------
Jean Riess, Ph.D.

\s\ Thomas F. Zuck, M.D.      Director                      September 10, 1996
- ---------------------------
Thomas F. Zuck, M.D.

                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Page No.
                                                               --------

Report of Ernst & Young LLP, Independent Auditors                 F-2

Consolidated Balance Sheets at June 30, 1996 and 1995             F-3

Consolidated Statements of Operations for the Years
Ended June 30, 1996, 1995 and 1994                                F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1996, 1995 and 1994                                F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1996, 1995 and 1994                                F-6

Notes to Consolidated Financial Statements                    F-7 - F-13




No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

San Diego, California
July 18, 1996

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------
                                                                    JUNE 30,
                                                             1996                1995
                                                       ---------------    ----------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                            $     9,480,000    $     12,519,000
  Short-term investments                                    61,921,000          10,964,000
  Research revenue receivable                                5,750,000           2,060,000
  Inventories and other current assets                       1,803,000           1,913,000
                                                       ---------------    ----------------
          Total current assets                              78,954,000          27,456,000

Property, plant and equipment - net                         12,390,000           9,946,000
Purchased technology - net                                  15,966,000          17,371,000
Other assets - net                                           1,033,000           1,257,000
                                                       ---------------    ----------------
                                                       $   108,343,000     $    56,030,000
                                                       ---------------    ----------------
                                                       ---------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $     2,189,000     $     2,509,000
  Accrued expenses                                           2,801,000           2,601,000
  Current portion of long-term debt                            720,000
                                                       ---------------    ----------------
          Total current liabilities                          5,710,000           5,110,000

Long-term debt                                                 945,000
Other                                                          221,000             843,000

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock - $.01 par value;
    5,000,000 shares authorized;
    200,000 and 1,500,000 shares
    issued and outstanding at
    June 30, 1996 and 1995, respectively                         2,000              15,000
  Common stock - $.01 par value;
    50,000,000 shares authorized;
    30,001,918 and 24,759,150 shares
    issued and outstanding at
    June 30, 1996 and 1995, respectively                       300,000             248,000
  Additional paid-in capital                               313,397,000         238,874,000
  Accumulated deficit                                     (212,232,000)       (189,060,000)
                                                       ---------------    ----------------
          Total stockholders' equity                       101,467,000          50,077,000
                                                       ---------------    ----------------
                                                       $   108,343,000      $   56,030,000
                                                       ---------------    ----------------
                                                       ---------------    ----------------





See Accompanying Notes to Consoliated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------
                                                                          Years ended June 30,
                                                              1996                1995                1994
                                                          ------------        ------------         -----------
Revenues:
  License and research revenue                            $ 17,087,000        $ 11,640,000         $   163,000
  Product revenue - net                                        236,000             176,000             246,000
                                                          ------------        ------------         -----------
                                                            17,323,000          11,816,000             409,000

Operating expenses:
  Research and development                                  33,730,000          35,257,000          32,070,000
  General and administrative                                 7,214,000           6,891,000           6,847,000
                                                          ------------        ------------         -----------
                                                            40,944,000          42,148,000          38,917,000
                                                          ------------        ------------         -----------
Loss from operations                                       (23,621,000)        (30,332,000)        (38,508,000)

Investment income and other - net                            1,355,000           1,209,000           1,562,000
                                                          ------------        ------------         -----------
Net loss                                                   (22,266,000)        (29,123,000)        (36,946,000)

Dividends on preferred stock                                  (906,000)           (594,000)
                                                          ------------        ------------         -----------
Net loss applicable to common shares                      $(23,172,000)       $(29,717,000)       $(36,946,000)
                                                          ------------        ------------         -----------
                                                          ------------        ------------         -----------
Net loss per common share                                  $     (0.91)        $     (1.35)        $     (1.83)
                                                          ------------        ------------         -----------
                                                          ------------        ------------         -----------
Weighted average number of shares outstanding               25,504,000          21,959,000          20,226,000
                                                          ------------        ------------         -----------
                                                          ------------        ------------         -----------






See Accompanying Notes to Consoliated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- -----------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
                                             CONVERTIBLE                                                  CAPITAL
                                           PREFERRED STOCK            COMMON STOCK       ADDITIONAL    ARISING FROM
                                      ---------------------     ----------------------     PAID-IN     ACQUISITION OF  ACCUMULATED
                                        SHARES      AMOUNT        SHARES       AMOUNT      CAPITAL       SUBSIDIARY      DEFICIT
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------
BALANCES AT JUNE 30, 1993                                       19,000,000    $190,000   $190,551,000     $800,000    $(122,397,000)
  Sale of common stock                                           2,180,000      22,000     15,228,000
  Exercise of stock options
   and warrants                                                     75,000       1,000        199,000
  Installment payment related
   to acquisition
   of BioPulmonics, Inc.                                           105,000       1,000        921,000     (800,000)
  Issuance of warrants in
   connection with
   acquisition of product
   rights                                                                                   1,840,000
  Issuance of stock in
   satisfaction of employer
   matching contribution
   to 401(k) savings plan                                           12,000                     95,000
  Amortization of deferred
   compensation                                                                               120,000
  Net loss                                                                                                              (36,946,000)
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------
BALANCES AT JUNE 30, 1994                                       21,372,000     214,000    208,954,000         -        (159,343,000)
  Sale of convertible
   preferred stock                    1,500,000      15,000                                14,618,000
  Sale of common stock                                           3,175,000      32,000     14,262,000
  Exercise of stock
   options and warrants                                             56,000       1,000         36,000
  Installment payment
   related to acquisition
   of BioPulmonics, Inc.                                           131,000       1,000        999,000
  Issuance of stock in
   satisfaction of employer
   matching contribution
   to 401(k) savings plan                                           25,000                    150,000
  Net unrealized loss on
   available-for-sale
   securities                                                                                (145,000)
  Dividends on preferred
   stock                                                                                                                   (594,000)
  Net loss                                                                                                              (29,123,000)
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------
BALANCES AT JUNE 30, 1995             1,500,000      15,000     24,759,000     248,000    238,874,000          -       (189,060,000)
  Sale of convertible
   preferred stock                      950,000       9,500                                21,530,000
  Sale of common stock                                           2,865,000      29,000     43,925,000
  Exercise of stock
   options and warrants                                            745,000       7,000      6,548,000
  Conversion of convertible
   preferred stock to
   common shares                     (2,250,000)    (22,500)     1,500,000      15,000          8,000
  Conversion of convertible
   preferred stock dividend
   to common shares                                                 75,000       1,000      1,499,000
  Payment related to
   acquisition of
   technology rights                                                50,000                    757,000
  Issuance of stock in
   satisfaction of employer
   matching contribution
   to 401(k) savings plan                                            8,000                    114,000
  Net unrealized gain on
   available-for-sale
   securities                                                                                 142,000
  Dividends on preferred
   stock                                                                                                                   (906,000)
  Net loss                                                                                                              (22,266,000)
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------
BALANCES AT JUNE 30, 1996               200,000       2,000     30,002,000    $300,000   $313,397,000  $      -       $(212,232,000)
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------
                                      ---------    --------     ----------   ---------   ------------  -------------- -------------


See Accompanying Notes to Consoliated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
- ----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------------
                                                                        Years ended June 30,
                                                             1996                1995                1994
                                                        --------------      --------------      --------------
Operating activities:
  Net loss                                              $  (22,266,000)     $  (29,123,000)     $  (36,946,000)
                                                        --------------      --------------      --------------
  Adjustments to reconcile net loss
    to net cash used in operations:
       Depreciation and amortization                         3,086,000           2,859,000           3,073,000
       Acquired research and development                       757,000           1,686,000
       Non-cash compensation - net                             277,000             150,000             215,000
       Changes in operating assets and liabilities:
         Research revenue receivable                        (3,690,000)         (2,060,000)
         Inventories and other                                 219,000            (668,000)          1,331,000
         Accounts payable and accrued
           expenses and other                                 (263,000)          1,459,000             285,000
                                                        --------------      --------------      --------------
       Net adjustments                                         386,000           3,426,000           4,904,000
                                                        --------------      --------------      --------------
Net cash used in operating activities                      (21,880,000)        (25,697,000)        (32,042,000)
                                                        --------------      --------------      --------------

Financing activities:
  Issuance of common and preferred stock
    and warrants                                            72,001,000          29,557,000          15,450,000
  Proceeds from long-term debt                               2,208,000
  Principal payments of long-term debt                        (543,000)                                 (3,000)
                                                        --------------      --------------      --------------
Net cash provided by financing activities                   73,666,000          29,557,000          15,447,000
                                                        --------------      --------------      --------------

Investing activities:
  Short-term investments                                   (50,815,000)          8,045,000          15,072,000
  Property, plant and equipment                             (4,010,000)         (1,288,000)         (1,891,000)

Net cash provided by (used in)                          --------------      --------------      --------------
  investing activities                                     (54,825,000)          6,757,000          13,181,000
                                                        --------------      --------------      --------------

Increase (decrease) in cash and
  cash equivalents                                          (3,039,000)         10,617,000          (3,414,000)
Cash and cash equivalents at beginning
  of year                                                   12,519,000           1,902,000           5,316,000
                                                        --------------      --------------      --------------
Cash and cash equivalents at end of year                 $   9,480,000       $  12,519,000        $  1,902,000
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

Supplemental disclosure of non-cash
  investing and financing activities:
   Common stock and warrants issued for
    acquisition of patent and other rights                 $   757,000
   Common stock issued for BioPulmonics, Inc.
    installment payment                                                       $  1,000,000          $  922,000
   Issuance of warrants in connection with
    acquisition of product rights                                                                 $  1,840,000
   Preferred stock dividends                                $  906,000          $  594,000

See Accompanying Notes to Consoliated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiaries, Rosanin Corporation and BioPulmonics, Inc., and its majority-owned subsidiaries, Astral, Inc., Talco Pharmaceutical, Inc., and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1995 and 1994 have been reclassified to conform to the current year's presentation. BioPulmonics, Inc. was merged into Alliance in March 1996, and Rosanin Corporation was dissolved in April 1996.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

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

PROPERTY, PLANT, EQUIPMENT, AND OTHER ASSETS

     Buildings, furniture, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of 3 to 25 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Technology and patent rights are amortized using the straight-line method over 5 to 20 years.

PURCHASED TECHNOLOGY

     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the OXYGENT-TM- (temporary blood substitute) and LIQUIVENT-Registered Trademark- (intrapulmonary oxygen carrier) products. Purchased technology also includes $2.0 million for technology capitalized as a result of the acquisition of BioPulmonics in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology.

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $8,516,000 and $7,355,000 at June 30, 1996 and 1995, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years and accumulated amortization was $843,000 and $500,000 at June 30, 1996 and 1995, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to expense as incurred.

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

NEW ACCOUNTING STANDARDS

     In November 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in APBO No. 25 to account for stock-based compensation. If the Company were to retain its current implicit value based method, it will be required to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company intends to continue accounting for stock options under the APBO No. 25 based method.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT, AND EQUIPMENT - NET

     Property, plant, and equipment consist of the following:

                                                           June 30,
                                                    1996            1995
                                                 ----------      ----------
       Land                                     $   225,000      $  225,000
       Buildings                                    300,000         300,000
       Building improvements                      1,574,000       1,574,000
       Furniture, fixtures, and equipment        11,981,000      10,419,000
       Leasehold improvements                     6,126,000       3,678,000
                                                 ----------      ----------
                                                 20,206,000      16,196,000
       Less accumulated depreciation
         and amortization                        (7,816,000)     (6,250,000)
                                                 ----------      ----------
                                                $12,390,000     $ 9,946,000
                                                 ----------      ----------
                                                 ----------      ----------

INVENTORIES AND OTHER CURRENT ASSETS

     Inventories and other current assets consist of the following:

                                                           June 30,
                                                    1996            1995
                                                 ----------      ----------

       Inventories                              $1,418,000       $1,323,000
       Loan receivable                              53,000          127,000
       Interest receivable                         115,000          231,000
       Other                                       217,000          232,000
                                                ----------        ---------
                                                $1,803,000       $1,913,000
                                                ----------        ---------
                                                ----------        ---------

     Inventories include amounts related to certain raw materials reimbursable under a license agreement.

ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                                           June 30,
                                                    1996            1995
                                                 ----------      ----------

       Payroll and related expenses              $2,173,000      $1,736,000
       Rent and related operating expenses          354,000         206,000
       Other                                        274,000         659,000
                                                 ----------      ----------
                                                 $2,801,000      $2,601,000
                                                 ----------      ----------
                                                 ----------      ----------

3.  INVESTMENTS

     The Company classifies its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity.

     The following is a summary of available-for-sale securities:

                                     June 30, 1996                                           June 30, 1995
                 -------------------------------------------------------   ------------------------------------------------------
                                  Gross           Gross                                   Gross           Gross
                                Unrealized      Unrealized   Estimated                  Unrealized      Unrealized   Estimated
                    Cost           Gains          Losses     Fair Value     Cost           Gains          Losses     Fair Value
                 -------------------------------------------------------   ------------------------------------------------------
U.S. Government
  Securities     $60,924,000     $    -         $(3,000)      $60,921,000  $ 5,049,000    $1,000          $(108,000)  $ 4,942,000
Corporate
  Securities       5,364,000          -               -         5,364,000    8,029,000     6,000            (44,000)    7,991,000
                 -----------     ------         -------       -----------  -----------    ------          ---------   -----------
                 $66,288,000    $     -         $(3,000)      $66,285,000  $13,078,000    $7,000          $(152,000)  $12,933,000
                 -----------     ------         -------       -----------  -----------    ------          ---------   -----------
                 -----------     ------         -------       -----------  -----------    ------          ---------   -----------

     The gross realized losses on sales of available-for-sale securities totaled $13,000 and $104,000, in 1996 and 1995, respectively. The net unrealized losses of $3,000 and $145,000, in 1996 and 1995, respectively (which reflect a net unrealized gain of $142,000 in fiscal 1996), are recorded as components of additional paid-in capital. The unrealized losses had no cash effect and therefore are not reflected in the consolidated statement of cash flows.

     The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 1996 and 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

                                      June 30, 1996              June 30, 1995
                               --------------------------      ---------------------
                                            Estimated                      Estimated
                                  Cost      Fair Value        Cost         Fair Value
                               --------------------------     -------------------------

 Due in one year or less       $65,788,000  $65,785,000       $ 7,565,000  $ 7,539,000
 Due in one year through
    three years                    500,000      500,000         5,513,000    5,394,000
                               -----------  -----------       -----------  -----------
                               $66,288,000  $66,285,000       $13,078,000  $12,933,000
                               -----------  -----------       -----------  -----------
                               -----------  -----------       -----------  -----------


As of June 30, 1996 and 1995, $4,364,000 and $1,969,000, respectively, of the available-for-sale securities were classified as cash equivalents.

4.  STOCKHOLDERS' EQUITY
     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued stock. Net proceeds to the Company from the offering were approximately $44 million.

STOCK OPTION PLANS

     The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 3,200,000 shares under the 1983 Plan, 1983 Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983
Plan), are determined by the Stock Option Committee of the Board of Directors. The 1983 Plan has expired and no additional options may be granted under such plan.

     The following table summarizes stock option activity through June 30, 1996:

                                                              WEIGHTED
                                            SHARES          AVERAGE PRICE
                                        ---------------------------------
       Balance at June 30, 1993            1,809,903            $10.43
          Granted                            564,550            $ 9.42
          Exercised                          (74,666)           $ 2.81
          Terminated/Expired                 (51,215)           $11.57
                                           ---------
       Balance at June 30, 1994            2,248,572            $10.42
          Granted                            967,050            $ 5.50
          Exercised                          (56,103)           $ 3.98
          Terminated/Expired                (115,531)           $11.14
                                           ---------
       Balance at June 30, 1995            3,043,988            $ 9.02
          Granted                            288,600            $13.62
          Exercised                         (469,078)           $ 7.73
          Terminated/Expired                (122,937)           $13.47
                                           ---------
       Balance at June 30, 1996            2,740,573            $ 9.53
                                           ---------
       Available for future grant
          under the 1983 Program              26,485
                                           ---------
       Available for future grant
          under the 1991 Plan              1,063,295
                                           ---------

     At June 30, 1996, 1,721,780 options were vested and exercisable.

WARRANTS

     In July 1995, the Company issued a warrant to purchase 100,000 shares of the Company's common stock through June 2000 at $10 per share. The warrant and 50,000 shares of common stock were issued in exchange for certain PFC patents, patent rights, and related documents which resulted in a $757,000 charge in fiscal 1996. In March 1996, the Company issued a warrant to purchase 300,000 shares of common stock through February 2001 at an exercise price of $20 per share. The warrant was issued in conjunction with the license agreement and sale of convertible preferred stock discussed in Note 5. At June 30, 1996, the Company had warrants outstanding to purchase 582,289 shares of common stock at prices ranging from $6.95 to $20 per share. The warrants expire on various dates from August 1998 through February 2001.

PREFERRED STOCK

     In fiscal 1996, in conjunction with a license agreement, Hoechst Marion Roussel, Inc. ("HMRI") purchased 750,000 shares of the Company's Series B Convertible Preferred Stock and 200,000 shares of its Series C Convertible Preferred Stock for an aggregate $22 million. In June 1996, all outstanding shares of Series A and Series B Preferred Stock were converted into 1.5 million shares of Alliance common stock (see Note 5). The Series C Convertible Preferred Stock does not have dividend or voting rights.

     The Series A Convertible Preferred Stock carried a cumulative annual dividend of $0.50 per share. The Series B Convertible Preferred Stock carried a cumulative annual dividend of $1.00 per share. The dividends were payable in cash or common stock. In June 1996, these dividends were paid by issuing 75,000 shares of Alliance common stock.

5.  LICENSE AGREEMENTS

     In August 1994, the Company executed a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Ortho agreed to pay to Alliance a royalty based upon sales of products after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Ortho will also be responsible for substantially all of the costs of developing and marketing the products. From August 1994 through June 30, 1996, the Company earned research revenue of $14.9 million from Ortho ($7.8 million and $7.1 million in 1996 and 1995, respectively), of which $1.8 million and $2.0 million were included in accounts receivable at June 30, 1996 and 1995, respectively. In conjunction with the license agreement, Johnson & Johnson Development Corp. purchased 1.5 million shares of Alliance Series A Convertible Preferred Stock for $15 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share. In June 1996, the preferred stock and warrant were converted into common stock (see Note 4).

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with HMRI, which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI with HMRI responsible for substantially all of the costs of development and marketing. HMRI agreed to pay Alliance royalties based on sales of the product after commercialization.
In conjunction with the HMRI License Agreement, HMRI purchased 750,000 shares of the Company's Series B Preferred Stock and 200,000 shares of its Series C Preferred Stock for an aggregate of $22 million. The Series B Preferred Stock was converted in June 1996 to 750,000 shares of the Company's common stock (see
Note 4). There were no shares of Series B Preferred Stock and 200,000 of Series C Preferred Stock outstanding at June 30, 1996. HMRI also received a five-year warrant to acquire 300,000 shares of the Company's common stock at $20 per share. The Series C Preferred Stock converts automatically on June 30, 1997 into a number of shares of the Company's common stock obtained by dividing the average closing price of the Company's common stock over the twenty trading days preceding January 14, 1997 into $5 million. Prior to June 29, 1997, HMRI may, if the HMRI License Agreement is terminated, cause the Company to redeem the Series C Preferred Stock for $15 million, payable in cash or the Company's common stock at Alliance's election, any time on or before the expiration of five years following the redemption date. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to make other payments upon the achievement of certain milestones.

6.  INCOME TAXES

     Significant components of the Company's deferred tax assets as of June 30, 1996 are shown below. A valuation allowance of $80,967,000, of which $10,367,000 is related to 1996, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     Deferred tax assets consist of the following:

                                                            June 30,
                                                        1996        1995
                                                    -----------  ----------
       Net operating loss carryforwards             $64,706,000  $ 56,752,000
       Research and development credits               8,176,000     8,133,000
       Capitalized research expense                   6,040,000     5,470,000
       Other - net                                    2,045,000       246,000
                                                    -----------  ------------
       Total deferred tax assets                     80,967,000    70,601,000
       Valuation allowance for deferred tax assets  (80,967,000)  (70,601,000)
                                                    -----------  ------------
       Net deferred tax assets                      $        --  $         --
                                                    -----------  ------------

     Approximately $3,026,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

     At June 30, 1996, the Company had federal and various state net operating loss carryforwards of approximately $175,900,000 and $52,345,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal and various state tax loss carryforwards will begin expiring in fiscal 1998 and 1997, respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $6,996,000 and $1,816,000, respectively, which will begin expiring in fiscal 1998 unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

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

     Minimum annual commitments related to operating lease payments at June 30, 1996 are as follows:

       Years ending June 30,
       --------------------
             1997                                  $1,868,000
             1998                                   1,912,000
             1999                                   1,966,000
             2000                                     950,000
             2001                                     750,000
             Thereafter                               773,000
                                                    ---------
             Total                                 $8,219,000

     Rent expense for fiscal 1996, 1995, and 1994 was $2,134,000, $2,043,000, and $2,286,000, respectively.

     In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future commercial production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the vendor through May 1997 based, in part, upon the achievement of certain milestones. The Company's total minimum future commitment is approximately $1.7 million, some or all of which may be reimbursed to the Company by existing and future collaborative partners.

     During September 1992, the Company and certain of its officers and directors were named as defendants in several lawsuits filed by certain shareholders. The actions were consolidated into one class action lawsuit. In May 1995, the U.S. District Court for the Southern District of California granted summary judgment in favor of the Company, dismissing the lawsuit in its entirety. On May 30, 1996, the appeal was dismissed at the request of the plaintiff's lawyers, making final the summary judgment granted in favor of the Company. By virtue of the judgment, no payments to the class members or their lawyers have been or will be made by the Company or its insurer.

                                 EXHIBIT INDEX
                                 -------------


     Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:


                                                                     Location of
                                                                     Exhibit in
                                                                     Sequential
                                                                      Numbering
Number                              Document                           System
- ------    -------------------------------------------------------    -----------
- ------
(23.1)      Consent of Ernst & Young LLP, Independent Auditors