Form 10-Q
period 1996-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1996-11-05
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    ------     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    ------     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                         Commission File Number 0-12900

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                     14-1644018
---------------------------                  ------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

3040 Science Park Road
San Diego, California                        92121
---------------------------                  -----------------------------
(Address of principal                        Zip Code
executive offices)

Registrant's telephone number,
including area code:                         619-558-4300
                                             -----------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes      X                    No
           --------                     --------

As of October 31, 1996, Registrant had 30,067,696 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX
                                                                        PAGE NO.
                                                                       ---------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                                 3

     Condensed Consolidated Statements of Operations                       4

     Condensed Consolidated Statements of Cash Flows                       5

     Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   13

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,        June 30,
                                                     1996               1996
                                                 -------------      ------------
   ASSETS                                            (Unaudited)          (Note)

   Current assets:
      Cash and cash equivalents                 $   20,745,000    $   9,480,000
      Short-term investments                        44,075,000       61,921,000
      Research revenue receivable                    5,750,000        5,750,000
      Inventories  and other current assets          2,538,000        1,803,000
                                                 -------------   --------------
           Total current assets                     73,108,000       78,954,000

   PROPERTY, PLANT AND EQUIPMENT - NET              12,348,000       12,390,000
   PURCHASED TECHNOLOGY - NET                       15,540,000       15,966,000
   OTHER ASSETS - NET                                1,072,000        1,033,000
                                                 -------------   --------------
                                                $  102,068,000    $ 108,343,000
                                                 -------------   --------------
                                                 -------------   --------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                          $    1,160,000    $   2,189,000
      Accrued expenses                               1,897,000        2,801,000
      Current portion of long-term debt                740,000          720,000
                                                 -------------   --------------
           Total current liabilities                 3,797,000        5,710,000

   LONG-TERM DEBT                                      752,000          945,000
   OTHER                                               200,000          221,000

   STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par value;
        5,000,000 shares authorized;
        200,000 shares outstanding at
        September 30, 1996 and June 30, 1996             2,000            2,000
      Common stock - $.01 par value;
        50,000,000 shares authorized;
        30,064,056 and 30,001,918 shares
        issued and outstanding at
        September 30, 1996 and June 30, 1996,
        respectively                                   301,000          300,000
      Additional paid-in capital                   313,661,000     313,397,000
      Accumulated deficit                         (216,645,000)    (212,232,000)
                                                 -------------    -------------
           Total stockholders' equity               97,319,000      101,467,000
                                                 -------------   --------------
                                                $  102,068,000   $  108,343,000
                                                 -------------   --------------
                                                 -------------   --------------

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended

                                                          September 30,

                                                      1996             1995
                                                 -------------   --------------
                                                           (Unaudited)
REVENUES:
   License and research revenue                   $  5,750,000     $  2,090,000
   Product revenue - net                                     -           56,000
                                                 -------------   --------------
                                                     5,750,000        2,146,000

OPERATING EXPENSES:
   Research and development                          9,250,000        8,211,000
   General and administrative                        1,947,000        1,572,000
                                                 -------------   --------------
                                                    11,197,000        9,783,000
                                                 -------------   --------------
LOSS FROM OPERATIONS                                (5,447,000)      (7,637,000)

INVESTMENT INCOME AND OTHER - NET                    1,034,000          252,000
                                                 -------------   --------------
NET LOSS                                            (4,413,000)      (7,385,000)

DIVIDENDS ON PREFERRED STOCK                                 -         (187,000)
                                                 -------------   --------------
NET LOSS APPLICABLE TO COMMON SHARES             $  (4,413,000)   $  (7,572,000)
                                                 -------------   --------------
                                                 -------------   --------------

NET LOSS PER COMMON SHARE                        $       (0.15)   $       (0.31)
                                                 -------------   --------------
                                                 -------------   --------------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 30,026,000      24,817,000
                                                 -------------   --------------
                                                 -------------   --------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three months ended

                                                           September 30,

                                                       1996             1995
                                                  ---------------   -----------
                                                              (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                      $  (4,413,000)   $  (7,385,000)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization                    818,000          777,000
      Acquired research and development                      -          757,000
      Changes in operating assets and
       liabilities:
         Inventories and other                        (566,000)         264,000
         Accounts payable and accrued expenses
          and other                                 (1,955,000)        (931,000)
                                                 -------------   --------------
Net cash used in operating activities               (6,116,000)      (6,518,000)
                                                 -------------   --------------

FINANCING ACTIVITIES:
   Issuance of common stock and preferred stock        409,000          236,000
   Proceeds from long-term debt                              -        2,208,000
   Principal payments on long-term debt               (173,000)         (52,000)
                                                 -------------   --------------
Net cash provided by financing activities              236,000        2,392,000
                                                 -------------   --------------
INVESTING ACTIVITIES:
   Short-term investments                           17,703,000        3,298,000
   Property, plant and equipment                      (558,000)        (351,000)
                                                 -------------   --------------
Net cash provided by investing activities           17,145,000        2,947,000
                                                 -------------   --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    11,265,000       (1,179,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     9,480,000      12,519,000
                                                 -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          20,745,000      11,340,000
                                                 -------------   --------------
                                                 -------------   --------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Issuance of common stock and warrants in
 connection with acquisition of patent rights and
 related documents                                           $          757,000
Preferred stock dividends                                    $          187,000

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance and its majority-owned subsidiaries, Astral, Inc., Talco Pharmaceutical, Inc., and Applications et Transferts de Technologies Avanc es. All significant intercompany accounts and transactions have been eliminated.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments consist of highly liquid debt instruments. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. Management has classified the Company s cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders equity.

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

PURCHASED TECHNOLOGY

     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company s core perfluorochemical ( PFC ) technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including OXYGENT (temporary blood substitute) and LIQUIVENT (intrapulmonary oxygen carrier) products. Purchased technology also includes $2.0 million for technology capitalized as a result of the acquisition of BioPulmonics, Inc. ( BioPulmonics ) in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology. BioPulmonics was merged into Alliance in March 1996.

     The PFC technology is the basis for the Company s main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $8,807,000 and $8,516,000 at September 30, 1996 and June 30, 1996, respectively. The technology acquired with the acquisition of BioPulmonics is being amortized over five to seven years, and accumulated amortization was $929,000 and $843,000 at September 30, 1996 and June 30, 1996, respectively. Amortization of purchased technology is included in research and development expense.

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

NEW ACCOUNTING STANDARDS

     In November 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in APBO No. 25 to account for stock-based compensation. The Company has elected to retain its current implicit value based method and will be required to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation in its fiscal 1997 financial statements.

2. SUBSEQUENT EVENT - PURCHASE OF MDV TECHNOLOGIES, INC.

     In October 1996, the Company announced that it had agreed in principle for the merger of privately-held MDV Technologies, Inc. ( MDV ) with a newly-formed subsidiary of Alliance. MDV is engaged in the development of a thermo-reversible gel (FLOGEL ) intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold, liquid form and becomes a gel at body temperature. MDV has obtained preliminary human safety data with the product s current formulation, and has performed preclinical studies on additional formulations.

     The closing of the transaction is subject to certain shareholder and regulatory approvals, which are expected to be obtained by the end of November 1996. Under the terms of the agreement, Alliance would pay the MDV shareholders $15.5 million in installments over a one-year period, commencing on the closing date. In addition, Alliance would agree to pay up to $20.0 million upon the achievement of advanced clinical development or licensing milestones. The MDV shareholders would receive royalties on the sale of products utilizing the MDV technology. All payments by Alliance other than royalties (which will be paid in cash) may be made in cash or stock, at Alliance s discretion.

     MDV is currently headquartered in Dearborn, Michigan. Major shareholders of MDV include affiliated entities of the Hillman Co.

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

     In October 1996, the Company announced that it had agreed in principle for the merger of privately-held MDV Technologies, Inc. ( MDV ) with a newly-formed subsidiary of Alliance. MDV is engaged in the development of a thermo-reversible gel (FLOGEL ) intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold, liquid form and becomes a gel at body temperature. MDV has obtained preliminary human safety data with the product s current formulation, and has performed preclinical studies on additional formulations. The closing of the transaction is subject to certain shareholder and regulatory approvals, which are expected to be obtained by the end of November, 1996. Under the terms of the agreement, Alliance would pay the MDV shareholders $15.5 million in installments over a one-year period, commencing on the closing date. In addition, Alliance would agree to pay up to $20.0 million upon the achievement of advanced clinical development or licensing milestones. The MDV shareholders would receive royalties on the sale of products utilizing the MDV technology. All payments by Alliance other than royalties (which will be paid in cash) may be made in cash or stock, at Alliance s discretion.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1996, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company s revenue from the sale of products has not been significant.

     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $44 million.

     In February 1996, the Company entered into a license agreement with Hoechst Marion Roussell, Inc. ( HMRI ), which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI license agreement, HMRI purchased shares of Series B Preferred Stock and Series C Preferred Stock for $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay further license fees, milestone payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. In June 1996, the Series B Preferred Stock was converted into common stock of the Company.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by property and equipment, and are being repaid over three years. If certain financial covenants are not satisfied, the debt may become due and payable. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $14.3 million.

     In August 1994, the Company entered into a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson (collectively, Ortho ), for injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Under the Ortho license agreement, Ortho paid to Alliance an initial fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing and marketing the products and will pay Alliance a royalty based upon sales of products after commercialization. From August 1994 through September 30, 1996, the Company had received aggregate research revenue payments under the Ortho license agreement of $14.9 million from Ortho, and as of September 30, 1996, had recorded a receivable of $1.8 million. In conjunction with the Ortho license agreement, Johnson and Johnson Development Corporation ( J&JDC ) purchased Series A Preferred Stock for $15 million and obtained a three-year warrant to purchase 300,000 shares of common stock at $15 per share. In June 1996, the Series A Preferred Stock was converted into common stock of the Company, and J&JDC exercised its warrant for 300,000 shares.

     The Company had net working capital of $69.3 million at September 30, 1996 compared to $73.2 million at June 30, 1996. The Company's cash, cash equivalents, and short-term investments decreased to $64.8 million at September 30, 1996 from $71.4 million at June 30, 1996. The decrease resulted primarily from cash used in operations of $6.1 million and property, plant, and equipment additions of $0.5 million. The Company s operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

     In December 1993, in order to obtain a commitment for a long-term supply of raw material for both clinical trials and anticipated future production requirements, the Company entered into an agreement with a supplier under which the Company was obligated to make payments to the supplier through May 1997 based, in part, upon the achievement of certain milestones. Based upon the supplier s intent to negotiate directly with the Company s existing and future collaborative partners, that agreement was modified in July 1995 to terminate certain commitments by both parties. Some or all of the Company s payment obligations that remain may be reimbursed to the Company by existing collaborative partners.

     The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may, from time to time, reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company s funding requirements.

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

     While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville facility, it may need to expand its commercial manufacturing capabilities for its products in the future. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility complies with Good Manufacturing Practices. Construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho license agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI license agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility.

     Except for historical information, the statements made herein and elsewhere are forward looking. The Company wishes to caution readers that these statements are only predictions and that the Company s business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company s actual results and could cause the Company s actual consolidated results for 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company s products, changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company s products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's license and research revenue increased by 175% to $5.8 million for the three months ended September 30, 1996, compared to $2.1 million for the three months ended September 30, 1995, primarily as a result of amounts received from the HMRI agreement. The Company expects research revenue to continue at higher levels in 1997 compared to 1996.

     Research and development expenses increased by 13% to $9.3 million for the three months ended September 30, 1996, compared to $8.2 million for the three months ended September 30, 1995. The net increase in expenses was primarily due to a $700,000 increase in payments to outside researchers for pre-clinical and clinical trials and other product development work, and increased staffing costs of $600,000. The expenses for the three months ended

September 30, 1995 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents.

     General and administrative expenses increased by 19% to $1.9 million for the three months ended September 30, 1996, compared to $1.6 million for the three months ended September 30, 1995. The increase in general and administrative expenses was primarily due to increased staffing costs and increased professional fees.

     Investment income and other was $1 million for the three months ended September 30, 1996, compared to $252,000 for the three months ended September 30, 1995. The increase in investment revenue was primarily a result of higher average cash balances.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company s historical results are not necessarily indicative of future results.

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

Date:  November 5, 1996