Form 10-Q
period 1996-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1997-02-13
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
------         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
------         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                         Commission File Number 0-12900

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                               14-1644018
-----------------------------------                   -------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

3040 Science Park Road
San Diego, California                                  92121
-----------------------------------                   -------------------------
(Address of principal                                  Zip Code
executive offices)

Registrant's telephone number,
including area code:                                   619-558-4300
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

     Yes          X                                    No
         ----------------------                            --------------------

As of February 3, 1997, Registrant had 30,271,228 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX
                                                                        Page No.
                                                                        -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                                  3

     Condensed Consolidated Statements of Operations                        4

     Condensed Consolidated Statements of Cash Flows                        5

     Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                              9

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders                14
Item 6. Exhibits and Reports on Form 8-K                                   15

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                        DECEMBER 31,             JUNE 30,
                                                                                             1996                 1996
                                                                                      --------------       -------------
ASSETS                                                                                   (UNAUDITED)             (NOTE)
-------
Current assets:
   Cash and cash equivalents                                                          $   19,631,000       $   9,480,000
   Short-term investments                                                                 56,099,000          61,921,000
   Research revenue receivable                                                             7,000,000           5,750,000
   Inventories  and other current assets                                                   2,148,000           1,803,000
                                                                                      --------------       -------------
          Total current assets                                                            84,878,000          78,954,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                       13,761,000          12,390,000
PURCHASED TECHNOLOGY - NET                                                                15,160,000          15,966,000
OTHER ASSETS - NET                                                                         1,170,000           1,033,000
                                                                                      --------------       -------------
                                                                                      $  114,969,000       $ 108,343,000
                                                                                      --------------       -------------
                                                                                      --------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                    $   2,994,000       $   2,189,000
   Accrued expenses                                                                        2,542,000           2,801,000
   Payable for acquired in-process technology                                             12,878,000
   Current portion of long-term debt                                                         760,000             720,000
                                                                                      --------------       -------------
          Total current liabilities                                                       19,174,000           5,710,000

LONG-TERM DEBT                                                                               554,000             945,000
OTHER                                                                                        175,000             221,000

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value; 5,000,000 shares authorized;
          200,000 shares of Series C outstanding at
          December 31, 1996 and June 30, 1996                                                  2,000               2,000
   Common stock - $.01 par value; 50,000,000 shares authorized;
          30,259,078 and 30,001,918 shares issued and outstanding at
          December 31, 1996 and June 30, 1996, respectively                                  302,000             300,000
   Additional paid-in capital                                                            316,755,000         313,397,000
   Accumulated deficit                                                                 (221,993,000)       (212,232,000)
                                                                                      --------------       -------------
          Total stockholders' equity                                                      95,066,000         101,467,000
                                                                                      --------------       -------------
                                                                                       $ 114,969,000       $ 108,343,000
                                                                                      --------------       -------------
                                                                                      --------------       -------------

     Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           DECEMBER 31,                           DECEMBER 31,
                                                    1996                1995                1996                1995
                                               -------------        ------------       -------------       -------------
                                                          (UNAUDITED)                            (UNAUDITED)
REVENUES:
   License and research revenue                $  22,121,000        $  2,020,000       $  27,871,000       $  4,110,000
   Product revenue - net                               5,000              20,000               5,000             76,000
                                               -------------        ------------       -------------       -------------
                                                  22,126,000           2,040,000          27,876,000          4,186,000

Operating expenses:
   Research and development                       10,469,000           7,351,000          19,720,000         15,562,000
   General and administrative                      1,923,000           1,813,000           3,869,000          3,385,000
   Acquired in-process technology                 16,020,000                             16,020,000
                                               -------------        ------------       -------------       -------------
                                                  28,412,000           9,164,000          39,609,000         18,947,000
                                               -------------        ------------       -------------       -------------
   Loss from operations                           (6,286,000)         (7,124,000)        (11,733,000)        (14,761,000)

   Investment income and other - net                 938,000             177,000           1,972,000            430,000
                                               -------------        ------------       -------------       -------------
   Net loss                                       (5,348,000)         (6,947,000)         (9,761,000)        (14,331,000)

   Dividends on preferred stock                            -            (188,000)                  -            (375,000)
                                               -------------        ------------       -------------       -------------
   Net loss applicable to common shares        $  (5,348,000)       $ (7,135,000)      $  (9,761,000)      $ (14,706,000)
                                               -------------        ------------       -------------       -------------
                                               -------------        ------------       -------------       -------------

   Net loss per common share                   $       (0.18)       $      (0.29)      $       (0.32)      $       (0.59)
                                               -------------        ------------       -------------       -------------
                                               -------------        ------------       -------------       -------------
   Weighted average number of
   shares outstanding                             30,168,000          24,884,000          30,103,000         24,851,000
                                               -------------        ------------       -------------       -------------
                                               -------------        ------------       -------------       -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                            1996                1995
                                                                                      ---------------    ---------------
                                                                                                 (Unaudited)
Operating activities:
   Net loss                                                                            $  (9,761,000)     $  (14,331,000)
    Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                                        1,829,000          1,520,000
      Charge for acquired in-process technology                                           16,020,000            757,000
      Non-cash compensation                                                                        -            163,000
      Changes in operating assets and liabilities:
          Research revenue receivable                                                     (1,250,000)            40,000
          Inventories and other                                                             (273,000)           172,000
          Accounts payable and accrued expenses and other                                    500,000            (434,000)
                                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                                        7,065,000         (12,113,000)
                                                                                      ---------------    ---------------

FINANCING ACTIVITIES:
    Issuance of common stock and preferred stock                                             350,000            675,000
    Proceeds from long-term debt                                                                  -           2,208,000
    Principal payments on long-term debt                                                    (351,000)          (212,000)
                                                                                      ---------------    ---------------
Net cash provided by (used in) financing activities                                           (1,000)         2,671,000
                                                                                      ---------------    ---------------

Investing activities:
    Short-term investments                                                                 6,157,000          3,042,000
    Property, plant and equipment                                                         (2,603,000)         (1,356,000)
    Payment for acquired in-process technology                                              (467,000)
                                                                                      ---------------    ---------------
Net cash provided by investing activities                                                  3,087,000          1,686,000
                                                                                      ---------------    ---------------

Increase (decrease) in cash and cash equivalents                                          10,151,000          (7,756,000)
Cash and cash equivalents at beginning of period                                           9,480,000         12,519,000
                                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                             $  19,631,000      $   4,763,000
                                                                                      ---------------    ---------------
                                                                                      ---------------    ---------------

Supplemental disclosure of noncash investing
   and financing activities:
Payable for acquired in-process technology                                             $ 12,878,000
Issuance of common stock in connection with
    acquired in-process technology                                                     $  2,675,000
Issuance of common stock and warrants in connection with
    acquisition of patent rights and related documents                                                     $    757,000
Preferred stock dividends                                                                                  $    375,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Alliance, the accounts of its wholly owned subsidiary, Astral, Inc. and its recently acquired subsidiary MDV Technologies, Inc. from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated.

INTERIM CONDENSED FINANCIAL STATEMENTS
     The condensed consolidated balance sheet as of December 31, 1996, the condensed consolidated statements of operations for the three and six months ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three and six months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
     Cash, cash equivalents, and short-term investments consist of highly liquid debt instruments. The Company considers instruments with an original maturity of three months or less to be cash equivalents. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity.

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

PURCHASED TECHNOLOGY
     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical
("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The
Company identified alternative future uses for the PFC technology, including OXYGENT-TM- (temporary blood substitute) and LIQUIVENT-Registered Trademark- (intrapulmonary oxygen carrier) products. Purchased technology also includes $2 million for technology capitalized as a result of the acquisition of BioPulmonics, Inc. ("BioPulmonics") in December 1991. Since the acquisition, an alternative future use of the purchased technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology. BioPulmonics was merged into Alliance in March 1996.

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $9,097,000 and $8,516,000 at December 31, 1996 and June 30, 1996, respectively. The technology purchased with the acquisition of BioPulmonics is being amortized over five to seven years, and accumulated amortization was $1,014,000 and $843,000 at December 31, 1996 and June 30, 1996, respectively. Amortization of purchased technology is included in research and development expense.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

LONG-TERM DEBT
     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million at an interest rate of 10.84%. Amounts borrowed under the agreement are secured by fixed assets, and are being repaid over three years.
If certain financial covenants are not satisfied, the note may become due and payable. On December 31, 1996, the balance outstanding on this loan was approximately $1.3 million

The Company entered into two loan and security agreements with a bank in January 1997 under which the Company received $3.5 million at the bank's prime rate plus 1.5%. Amounts borrowed under the two agreements are $2 million and $1.5 million, are secured by certain fixed assets and are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the notes may become due and payable.

PREFERRED STOCK
On December 31, 1996, the Company had 200,000 shares of its Series C Convertible Preferred Stock outstanding. The Series C shares do not have dividend or voting rights. The Series C shares convert automatically on June 30, 1997, into 345,327 common shares. Prior to June 29, 1997, Hoechst Marion Roussel, Inc. ("HMRI"), the holder of Series C shares, may, if the license agreement between the Company and HMRI is terminated, cause the Company to redeem the Series C Preferred Stock for $15 million, payable in cash or the Company's common stock at Alliance's election, any time on or before the expiration of five years following the redemption date.

REVENUE RECOGNITION
     Revenue under collaborative license and research agreements is recognized as services are provided under such agreements. Revenue from product sales is recognized as products are shipped.

RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenditures are charged to expense as incurred.

NET LOSS PER COMMON SHARE
     Net loss per common share is based on the weighted average number of shares outstanding during the respective periods and does not include common stock equivalents since their effect on the net loss per common share would be anti-dilutive.

NEW ACCOUNTING STANDARDS
     In November 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair-value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value-accounting method specified in APBO No. 25 to account for stock-based compensation. The Company has elected to retain its current implicit value-based method and will be required to disclose the pro forma effect of using the fair value-based method to account for its stock-based compensation in its fiscal 1997 financial statements.

2. ACQUIRED IN-PROCESS TECHNOLOGY

     In November 1996, the Company acquired MDV Technologies, Inc. ("MDV") by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermo-reversible gel (FLOGEL-Registered Trademark-) intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold, liquid form and becomes a gel at body temperature. MDV has obtained preliminary human safety data with the product's current formulation, and has performed preclinical studies on additional formulations.

     The consideration payable in the MDV Merger consists of $15.5 million, $3 million of which was paid on November 13, 1996 (the "Effective Date"), $2.5 million which will be paid on each of February 13, June 13, and September 13, 1997, and $5 million which will be paid on November 13, 1997. The initial $3 million payment, which was partially made through the delivery of 178,082 shares of common stock, of the Company, included approximately $2 million in repayment of outstanding MDV debt. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon MDV technology (increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made, because they are dependent on future developments which are inherently uncertain.

     The Company has accounted for the MDV Merger as a purchase, and has recorded a one-time charge in the second quarter ended December 31, 1996 for $16 million, including the $15.5 million scheduled payments described above and related transaction costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products. The Company has been unprofitable since inception and expects to continue to spend substantial amounts on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has entered into collaborative research and development agreements with pharmaceutical companies for OXYGENT and LIQUIVENT, and is actively searching for a similar arrangement for IMAGENT-Registered Trademark- US. The arrangements with its existing partners require them to reimburse the Company for substantially all of its development expenses incurred for the respective products and to make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. If the Company enters into a similar arrangement for IMAGENT US, and some of the development events under its existing agreements are achieved and the relevant payments made, the Company could become profitable on a periodic basis over the next two years, prior to the commercialization of products. However, the timing and amounts of such license fees and milestone payments, if any, cannot be predicted with certainty and may not occur if product development events are not achieved. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

     See Note 2 to the Condensed Consolidated Financial Statements for information related to the November 1996 acquisition of MDV Technologies, Inc. by the Company.

LIQUIDITY AND CAPITAL RESOURCES
     Through December 1996, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $44 million.

     In February 1996, the Company entered into an license agreement with HMRI, which provides HMRI with exclusive worldwide development and marketing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI license agreement, HMRI purchased shares of Series B Preferred Stock and Series C Preferred Stock for $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay further license fees, milestone payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. In June 1996, the Series B Preferred Stock and accumulated dividends thereon were converted into 759,375 shares of common stock of the Company.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by property and equipment, and are being repaid over three years. If certain financial covenants are not satisfied, the debt may become due and payable. On December 31, 1996, the balance outstanding on this loan was approximately $1.3 million. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of approximately $14.3 million.

     In August 1994, the Company entered into a license agreement with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson (collectively, "Ortho"), which provides Ortho with exclusive worldwide development and marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Under the Ortho license agreement, Ortho paid to Alliance an initial fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing and marketing the products and will pay Alliance a royalty based upon sales of products after commercialization. In conjunction with the Ortho license agreement, Johnson & Johnson Development Corporation ("J&JDC"), an affiliate of Johnson & Johnson, purchased Series A Preferred Stock for
$15 million and obtained a three-year warrant to purchase 300,000 shares of common stock at $15 per share. In June 1996, the Series A Preferred Stock and accumulated dividends thereon were converted into 815,625 shares of common stock of the Company, and J&JDC exercised its warrant for 300,000 shares. In December 1996, Ortho paid to Alliance a $15 million milestone payment pursuant to the Ortho license agreement.

     The Company had net working capital of $65.7 million at December 31, 1996 compared to $73.2 million at June 30, 1996. The Company's cash, cash equivalents, and short-term investments increased to $75.7 million at December 31, 1996 from $71.4 million at June 30, 1996. The increase resulted primarily from cash provided by operations of $7.1 million, net of equipment additions of $2.6 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     Alliance anticipates that its current capital resources, expected revenues from the Ortho license agreement, HMRI license agreement, and investments, will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT at its existing San Diego, California facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for these products in the future. The Company is currently manufacturing IMAGENT US for clinical trials at its San Diego facility and will need to design and prepare a larger facility to accommodate initial market launch of IMAGENT US. Expansion of manufacturing capacity for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The projected location and completion date of any production facility will depend upon regulatory and development activities and other factors. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility complies with Good Manufacturing Practices. Construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho license agreement provides an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI license agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility.

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

RESULTS OF OPERATIONS
     SIX MONTHS ENDED DECEMBER 31, 1996 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

     The Company's license and research revenue increased by $23.8 million to $27.9 million for the six months ended December 31, 1996, compared to $4.1 million for the six months ended December 31, 1995, primarily as a result of the $15 million milestone payment from Ortho under the Ortho license agreement, and research revenue from the HMRI license agreement. The Company expects research revenue to continue at the higher levels in 1997 compared to 1996.

     Research and development expenses increased by 26% to $19.7 million for the six months ended December 31, 1996, compared to $15.6 million for the six months ended December 31, 1995. The increase in expenses was primarily due to a $2.3 million increase in payments to outside researchers for pre-clinical and clinical trials and other product development work, a $1 million increase in staffing costs, a $400,000 increase in the usage of raw materials and supplies, a $400,000 increase in depreciation expense, and a $250,000 increase in repairs and maintenance expenses, as well as other increases related to the Company's increased research and development activities. The expenses for the six months ended December 31, 1995 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses increased by 14% to $3.9 million for the six months ended December 31, 1996, compared to $3.4 million for the six months ended December 31, 1995. The increase in general and administrative expenses was primarily due to increases in staffing costs and professional fees.

     The Company has accounted for the acquisition of MDV as a purchase, and has recorded a one-time charge in the six months ended December 31, 1996 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $2 million for the six months ended December 31, 1996, compared to $430,000 for the six months ended
December 31, 1995. The increase in investment revenue was primarily a result of higher average cash balances as a result of the Ortho milestone payment received, the February 1996 HMRI transaction, and the April 1996 stock offering.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

      THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

     The Company's license and research revenue increased by $20.1 million to $22.1 million for the three months ended December 31, 1996, compared to $2 million for the three months ended December 31, 1995, primarily as a result of the $15 million milestone payment from Ortho under the Ortho license agreement, and research revenue from the HMRI license agreement. The Company expects research revenue to continue at the higher levels in 1997 compared to 1996.

     Research and development expenses increased by 42% to $10.5 million for the three months ended December 31, 1996, compared to $7.4 million for the three months ended December 31, 1995. The increase in expenses was primarily due to a $1.4 million increase in payments to outside researchers for pre-clinical and clinical trials and other product development work, a $600,000 increase in staffing costs, a $400,000 increase in the usage of raw materials and supplies, and a $200,000 increase in depreciation expense, as well as other increases related to the Company's increased research and development activities.

     General and administrative expenses increased by 6% to $1.9 million for the three months ended December 31, 1996, compared to $1.8 million for the three months ended December 31, 1995. The increase in general and administrative expenses was primarily due to increases in staffing costs and professional fees.

     The Company has accounted for the acquisition of MDV as a purchase, and has recorded a one-time charge in the three months ended December 31, 1996 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $938,000 for the three months ended December 31, 1996, compared to $177,000 for the three months ended December 31, 1995. The increase in investment revenue was primarily a result of higher average cash balances as a result of the Ortho milestone payment received, the February 1996 HMRI transaction, and the April 1996 stock offering.

PART II  OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on November 13, 1996. The following directors were re-elected for the following year and until the election and qualification of their respective successors:


                                                                         Broker
     Director                      For         Against   Abstentions   Non-Votes
   Pedro Cuatrecasas, M.D.       21,576,634        0        165,818        0
   Carroll O. Johnson            21,547,842        0        194,610        0
   Stephen M. McGrath            21,575,751        0        166,701        0
   Donald E. O'Neill             21,574,609        0        167,843        0

   Helen M. Ranney, M.D.         21,575,334        0        167,118        0
   Jean G. Riess, Ph.D.          21,575,959        0        166,493        0
   Duane J. Roth                 21,574,259        0        168,193        0
   Thomas F. Zuck, M.D.          21,572,759        0        169,693        0

The shareholders of the Company voted to amend the 1991 Stock Option Plan of the Company to increase the number of shares available for issuance thereunder in accordance with the following vote:

    18,369,850 For  3,236,687 Against  135,915  Withheld   0  Broker Non-Votes
  ----------------  -----------------  ------------------  -------------------

The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 1997 in accordance with the following vote:

 18,854,198  For   2,783,332  Against   104,922  Withheld   0  Broker Non-Votes
----------------   ------------------   -----------------   -------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  There are no exhibits.

(b)  During the quarter for which this report is filed, a report dated
     November 13, 1996 was filed on Form 8-K and subsequently amended in January 1997. The amended report stated that the Company acquired MDV through the merger of a wholly owned subsidiary into MDV as further described elsewhere in this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             ALLIANCE PHARMACEUTICAL CORP.
                                                        (Registrant)

                                                    \s\ Theodore D. Roth
                                              --------------------------------
                                                        Theodore D. Roth
                                                    Executive Vice President
                                                   and Chief Financial Officer
Date:  February 12, 1997