Form 10-Q
period 1997-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1997-05-09
CIK 736994

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
-----------         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                    or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-----------         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                        Commission File Number 0-12900

                        ALLIANCE PHARMACEUTICAL CORP.
          (Exact name of Registrant as specified in its charter)

New York                                14-1644018
---------------------------------       ----------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

3040 Science Park Road
San Diego, California                   92121
---------------------------------       ----------------------
(Address of principal                   Zip Code
executive offices)

Registrant's telephone number,
including area code:                    619-558-4300
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

     Yes            X                        No
          ------------------------               ------------------------

As of May 1, 1997, Registrant had 30,479,896 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX
-----                                                         Page No.
                                                              --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                        3

     Condensed Consolidated Statements of Operations              4

     Condensed Consolidated Statements of Cash Flows              5

     Notes to Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                    9

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                         14

Item 1. Financial Statements

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

                                              MARCH 31,         JUNE 30,
                                                1997              1996
                                             -------------    -------------
                                             (UNAUDITED)         (NOTE)
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents               $  10,145,000    $   9,480,000
     Short-term investments                     62,942,000       61,921,000
     Research revenue receivable                 6,750,000        5,750,000
     Other current assets                        2,016,000        1,803,000
                                             -------------    -------------
          Total current assets                  81,853,000       78,954,000

PROPERTY, PLANT AND EQUIPMENT - NET             14,843,000       12,390,000
PURCHASED TECHNOLOGY - NET                      14,780,000       15,966,000
OTHER ASSETS - NET                               1,000,000        1,033,000
                                             -------------    -------------
                                             $ 112,476,000    $ 108,343,000
                                             -------------    -------------
                                             -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                        $   1,760,000     $  2,189,000
     Accrued expenses                            2,728,000        2,801,000
     Payable for acquired in-process            10,078,000
       technology
     Current portion of long-term debt           1,351,000          720,000
                                             -------------    -------------
          Total current liabilities             15,917,000        5,710,000

LONG-TERM DEBT                                   3,211,000          945,000
OTHER                                              152,000          221,000

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value;
     5,000,000 shares authorized;
     200,000 shares of Series C outstanding at
     March 31, 1997 and June 30, 1996                2,000            2,000
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     30,478,736 and 30,001,918 shares
     issued and outstanding at
     March 31, 1997 and June 30, 1996,
     respectively                                  305,000          300,000
   Additional paid-in capital                  319,375,000      313,397,000
   Accumulated deficit                        (226,486,000)    (212,232,000)
                                             -------------    -------------
          Total stockholders' equity            93,196,000      101,467,000
                                             -------------    -------------
                                             $ 112,476,000    $ 108,343,000
                                             -------------    -------------
                                             -------------    -------------

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYNG NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              MARCH 31,                     MARCH 31,
                                                         1997           1996           1997           1996
                                                      ------------   ------------  -------------   ------------
                                                             (Unaudited)                   (Unaudited)
     REVENUES:
        License and research revenue                  $ 6,836,000    $ 7,200,000   $ 34,707,000   $ 11,310,000
        Product revenue - net                               2,000         32,000          7,000        108,000
                                                      ------------   ------------  -------------   ------------
                                                        6,838,000      7,232,000     34,714,000     11,418,000

     OPERATING EXPENSES:
        Research and development                       10,380,000      8,842,000     30,100,000     24,404,000
        General and administrative                      2,093,000      2,198,000      5,962,000      5,583,000
        Acquired in-process technology                          -              -     16,020,000              -
                                                      ------------   ------------  -------------   ------------
                                                       12,473,000     11,040,000     52,082,000     29,987,000
                                                      ------------   ------------  -------------   ------------
     LOSS FROM OPERATIONS                              (5,635,000)    (3,808,000)   (17,368,000)   (18,569,000)

     INVESTMENT INCOME AND OTHER - NET                  1,140,000        137,000      3,112,000        567,000
                                                      ------------   ------------  -------------   ------------
     NET LOSS                                          (4,495,000)    (3,671,000)   (14,256,000)   (18,002,000)

     DIVIDENDS ON PREFERRED STOCK                               -       (188,000)             -       (563,000)
                                                      ------------   ------------  -------------   ------------
     NET LOSS APPLICABLE TO COMMON SHARES             $(4,495,000)   $(3,859,000)  $(14,256,000)  $(18,565,000)
                                                      ------------   ------------  -------------   ------------
                                                      ------------   ------------  -------------   ------------

     NET LOSS PER COMMON SHARE                        $     (0.15)   $     (0.15)  $      (0.47)  $      (0.75)
                                                      ------------   ------------  -------------   ------------
                                                      ------------   ------------  -------------   ------------

     WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                30,259,000     25,023,000     30,154,000     24,908,000
                                                      ------------   ------------  -------------   ------------
                                                      ------------   ------------  -------------   ------------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   1997                    1996
                                                                              ----------------       -----------------
                                                                                            (UNAUDITED)
     OPERATING ACTIVITIES:
       Net loss                                                               $  (14,256,000)         $  (18,002,000)
       Adjustments to reconcile net loss to net cash used in operations:
          Depreciation and amortization                                            2,885,000               2,313,000
          Charge for acquired in-process technology                               16,020,000                 757,000
          Non-cash compensation                                                            -                 277,000
          Changes in operating assets and liabilities:
            Research revenue receivable                                           (1,000,000)                 60,000
            Other assets                                                              31,000                  53,000
            Accounts payable and accrued expenses and other                         (572,000)                283,000
                                                                             ----------------       -----------------
     Net cash provided by (used in) operating activities                           3,108,000             (14,259,000)
                                                                              ----------------       -----------------

     FINANCING ACTIVITIES:
       Issuance of common stock and preferred stock                                  884,000              23,979,000
       Proceeds from long-term debt                                                3,493,000               2,208,000
       Principal payments on long-term debt                                         (596,000)               (375,000)
                                                                              ----------------       -----------------
     Net cash provided by financing activities                                     3,781,000              25,812,000
                                                                              ----------------       -----------------

     INVESTING ACTIVITIES:
       Short-term investments                                                     (1,269,000)              1,561,000
       Property, plant and equipment                                              (4,360,000)             (3,073,000)
       Payment for acquired in-process technology                                   (595,000)                      -
                                                                              ----------------       -----------------
     Net cash used in investing activities                                        (6,224,000)             (1,512,000)
                                                                              ----------------       -----------------

     INCREASE IN CASH AND CASH EQUIVALENTS                                           665,000              10,041,000
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              9,480,000              12,519,000
                                                                              ----------------       -----------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  10,145,000           $  22,560,000
                                                                              ----------------       -----------------
                                                                              ----------------       -----------------

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
       AND FINANCING ACTIVITIES:
     Payable for acquired in-process technology                                $  10,078,000
     Issuance of common stock in connection with
       acquired in-process technology                                          $   5,347,000
     Issuance of common stock and warrants in connection with
       acquisition of patent rights and related documents                                              $     757,000
     Preferred stock dividends                                                                         $     563,000


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. ("Alliance") and its subsidiaries (collectively, the "Company") are engaged in identifying, designing, and developing novel medical and pharmaceutical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance, its wholly owned subsidiary Astral, Inc. and its recently acquired subsidiary MDV Technologies, Inc. from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees. All significant intercompany accounts and transactions have been eliminated.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $9.4 million and $8.5 million at March 31, 1997 and June 30, 1996, respectively. The technology purchased with the acquisition of BioPulmonics is being amortized over five to seven years, and accumulated amortization was $1.1 million and $.8 million at March 31, 1997 and June 30, 1996, respectively. Amortization of purchased technology is included in research and development expense.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

LONG-TERM DEBT

     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million at an interest rate of 10.84%. Amounts borrowed under the agreement are secured by fixed assets, and are being repaid over three years. If certain financial covenants are not satisfied, the note may become due and payable. On March 31, 1997, the balance outstanding on this loan was $1.1 million.

     The Company entered into two loan and security agreements with a bank in January 1997 under which the Company received $3.5 million at the bank's prime rate plus 1.5%. Amounts borrowed under the two agreements are $2 million and $1.5 million, are secured by certain fixed assets, and are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the notes may become due and payable. On March 31, 1997, the balance outstanding on these loans was $3.4 million.

PREFERRED STOCK

     On March 31, 1997, the Company had 200,000 shares of its Series C Convertible Preferred Stock outstanding. The Series C shares do not have dividend or voting rights. The Series C shares convert automatically on June 30, 1997, into 345,327 common shares. Prior to June 29, 1997, Hoechst Marion Roussel, Inc. ("HMRI"), the holder of Series C shares, may, if the license agreement between the Company and HMRI is terminated, cause the Company to redeem the Series C Preferred Stock for $15 million, payable in cash or the Company's common stock at Alliance's election, any time on or before the expiration of five years following the redemption date.

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

NEW ACCOUNTING STANDARDS

     On July 1, 1996, the Company adopted Financial Accounting Standards Board Statement Number 123, "Accounting for Stock-Based Compensation." As permitted by the Statement, the Company has elected to retain its current implicit value-based method and will be required to disclose the pro forma effect of using the fair value-based method to account for its stock-based compensation in its fiscal 1997 financial statements.

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

     The consideration payable in the MDV Merger consists of $15.5 million, of which $3 million was paid on November 13, 1996, $2.5 million was paid on February 13, 1997, and $2.5 million which will be paid on each of May 13 and August 13, 1997, and $5 million which will be paid on November 13, 1997. The initial $3 million payment, and the February 1997 $2.5 million payment were made through the delivery of 191,344 shares and 191,531 shares of common stock, respectively, of the Company. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon MDV technology (increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made, because they are dependent on future developments which are inherently uncertain.

     The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in the second quarter ended December 31, 1996 for $16 million, including the $15.5 million scheduled payments described above and related transaction costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company's fiscal years ended
June 30.)

     Alliance has devoted substantial resources to research and development related to its pharmaceutical products. The Company has been unprofitable since inception and expects to continue to spend substantial amounts on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has entered into collaborative research and development agreements with pharmaceutical companies for OXYGENT and LIQUIVENT, and is actively searching for a similar arrangement for IMAGENT-Registered Trademark- US, an ultrasound contrast agent currently under development. The arrangements with its existing partners require them to reimburse the Company for substantially all of its development expenses incurred for the respective products and to make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. If the Company enters into a similar arrangement for IMAGENT US, and some of the development events under its existing agreements are achieved and the relevant payments made, the Company could become profitable on a periodic basis over the next two years, prior to the commercialization of products. However, the timing and amounts of such license fees and milestone payments, if any, cannot be predicted with certainty and may not occur if product development events are not achieved. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

     See Note 2 to Condensed Consolidated Financial Statements for information related to the November 1996 acquisition of MDV by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Through March 1997, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into two loan and security agreements with a bank under which the Company received $3.5 million at the bank's prime rate plus 1.5%. Amounts borrowed under the two agreements are $2 million and $1.5 million, are secured by certain fixed assets and are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the notes may become due and payable. On March 31, 1997, the balance outstanding on these loans was $3.4 million.

     In April 1996, the Company completed a public offering of 2.9 million shares of newly issued common stock, resulting in net proceeds to the Company of $44 million.

     In February 1996, the Company entered into a license agreement with HMRI, which provides HMRI with exclusive worldwide development and marketing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for substantially all of the costs of development and marketing. In conjunction with the HMRI license agreement, HMRI purchased shares of Series B Preferred Stock and Series C Preferred Stock for $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay further license fees, milestone payments, and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. In June 1996, the Series B Preferred Stock and accumulated dividends thereon were converted into 759,375 shares of common stock of the Company.

     In August 1995, the Company entered into a loan and security agreement under which the Company received $2.2 million. Amounts borrowed under the agreement are secured by property and equipment, and are being repaid over three years. If certain financial covenants are not satisfied, the debt may become due and payable. On March 31, 1997, the balance outstanding on this loan was $1.1 million. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements.

     In April 1995, the Company completed offerings of 3.2 million shares of newly issued common stock, resulting in net proceeds to the Company of $14.3 million.

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

     The Company had net working capital of $65.9 million at March 31, 1997, compared to $73.2 million at June 30, 1996. The Company's cash, cash equivalents, and short-term investments increased to $73.1 million at March 31, 1997, from $71.4 million at June 30, 1996. The increase resulted primarily from cash provided by operations of $3.1 million, and proceeds under the January 1997 loan and security agreements of $3.5 milllion, net of property additions of $4.4 million and payments for acquired in-process technology of $0.6 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     Except for historical information, the statements made herein and elsewhere are forward looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products, changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, failure to receive necessary regulatory approvals, difficulties in manufacturing on a large scale, failure to obtain market acceptance, and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling health care costs and potential legislation or regulation of health care pricing.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1997 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

     The Company's license and research revenue increased by $23.4 million to $34.7 million for the nine months ended March 31, 1997, compared to $11.3 million for the nine months ended March 31, 1996, primarily as a result of the $15 million milestone payment from Ortho under the Ortho license agreement, and research revenue from the HMRI license agreement. The Company expects research revenue to continue at the higher levels in 1997 compared to 1996.

     Research and development expenses increased by 23% to $30.1 million for the nine months ended March 31, 1997, compared to $24.4 million for the nine months ended March 31, 1996. The increase in expenses was primarily due to a $2.4 million increase in payments to outside researchers for pre-clinical and clinical trials and other product development work, a $1.5 million increase in staffing costs, a $500,000 increase in the usage of raw materials and supplies, a $700,000 increase in depreciation expense, and a $300,000 increase in repairs and maintenance expenses, as well as other increases related to the Company's research and development activities. The expenses for the nine months ended March 31, 1996 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

     General and administrative expenses increased by 7% to $6 million for the nine months ended March 31, 1997, compared to $5.6 million for the nine months ended March 31, 1996. The increase in general and administrative expenses was primarily due to increases in staffing costs and professional fees.

     The Company has accounted for the acquisition of MDV as a purchase, and has recorded a one-time charge in the nine months ended March 31, 1997 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $3.1 million for the nine months ended March 31, 1997, compared to $567,000 for the nine months ended March 31, 1996. The increase in investment revenue was primarily a result of higher average cash balances as a result of the Ortho milestone payment received, the February 1996 HMRI transaction, and the April 1996 stock offering.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

     The Company's license and research revenue decreased by $0.4 million to $6.8 million for the three months ended March 31, 1997, compared to $7.2 million for the three months ended March 31, 1996.

     Research and development expenses increased by 18% to $10.4 million for the three months ended March 31, 1997, compared to $8.8 million for the three months ended March 31, 1996. The increase in expenses was primarily due to a $100,000 increase in payments to outside researchers for pre-clinical and clinical trials and other product development work, a $500,000 increase in staffing costs, a $100,000 increase in the usage of raw materials and supplies, and a $300,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities.

     General and administrative expenses decreased by 5% to $2.1 million for the three months ended March 31, 1997, compared to $2.2 million for the three months ended March 31, 1996.

     Investment income and other was $1.1 million for the three months ended March 31, 1997, compared to $137,000 for the three months ended March 31, 1996. The increase in investment revenue was primarily a result of higher average cash balances as a result of the Ortho milestone payment received, the February 1996 HMRI transaction, and the April 1996 stock offering.

PART II  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

(a)      There are no exhibits.

(b)      There were no reports Form 8-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALLIANCE PHARMACEUTICAL CORP.

                                                            (Registrant)

                                                       /s/ Theodore D. Roth
                                                    -------------------------
                                                         Theodore D. Roth
                                                      Executive Vice President
                                                     and Chief Financial Officer
Date:  May 8, 1997