Form 10-K
period 1997-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1997-09-25
CIK 736994

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                          ---------------------------------

                                      FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended             JUNE 30, 1997
                         ------------------------------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________________ to ________________

                         Commission file number      0-12900
                                                  --------

                            ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               New York                                14-1644018
---------------------------------------- ---------------------------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

  3040 Science Park Road, San Diego, CA                  92121
---------------------------------------- ---------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    619-558-4300
                                                      --------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            Title of each class       Name of each exchange on which registered
            -------------------       -----------------------------------------

        NONE

----------------------------------------   -------------------------------------
----------------------------------------   -------------------------------------

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System on August 29, 1997, was $315.4 million.

    The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 29, 1997 was 31,432,314.

                         DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1997 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                              [COVER PAGE 2 OF 2 PAGES]

                                        PART I


    EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. THE COMPANY REFERS YOU TO CAUTIONARY INFORMATION CONTAINED ELSEWHERE HEREIN, IN OTHER DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME, AND THOSE RISK FACTORS SET FORTH IN THE RECENT REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NUMBER 333-06739).

ITEM 1.  BUSINESS

    Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into potential medical products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalties. To date, the Company has developed three innovative products through initial clinical (human) trials, and has entered into collaborative relationships for such products with multinational pharmaceutical companies for the final stages of development and worldwide marketing. These products are OXYGENT-TM-, an intravascular oxygen carrier to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency), which is licensed to affiliates of Johnson & Johnson; LIQUIVENT-Registered Trademark-, an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation, which is licensed to Hoechst Marion Roussel, Inc., an affiliate of Hoechst AG; and IMAGENT-Registered Trademark-US, an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function and myocardial perfusion and to detect blood flow abnormalities (perfusion defects), which is licensed to Schering AG, Germany.

    The Company's strategy is to identify potential new medical products through scientific collaborations with researchers and clinicians in universities and medical centers where many of the basic causes of disease and potential targets for new therapies are discovered. Using its experience in defining pharmaceutical formulations, designing manufacturing processes, conducting preclinical pharmacology and toxicology studies, and conducting early-phase human testing, Alliance endeavors to advance such discoveries into clinical development. The Company seeks collaborative relationships for the final stages of product development, including completing late-phase human testing, obtaining worldwide regulatory approvals, building large-scale manufacturing capacities, and marketing.

    The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121, and its telephone number is (619) 558-4300.

PRODUCTS IN CLINICAL DEVELOPMENT

    Three of Alliance's products currently in clinical development - OXYGENT, LIQUIVENT, and IMAGENT US - are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases safely throughout the body.

OXYGENT. OXYGENT (perflubron emulsion) is an intravascular oxygen delivery system to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It will be used as a temporary oxygen carrier to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. It is estimated that in excess of three million patients annually in the United States may receive one or more units of blood during elective surgeries, including, for example, cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of blood for a portion of these patients. The OXYGENT dose for surgical applications is expected to provide the equivalent oxygen delivery of at least two units of red blood cells.


    OXYGENT has several potential advantages over the use of allogeneic (donor) blood: there is no risk of infectious disease transmission; it is compatible with all blood types; it has a shelf-life of approximately two years; and it can be sterilized. According to the 1995 estimates in the American Journal of Surgery, the risks per unit of blood transfused in the

United States are 1:2,500 for bacterial infections, 1:5,000 for hepatitis, 1:600,000 for fatal hemolytic reactions, primarily due to clerical error, and 1:420,000 for HIV infection (AIDS). To minimize the use of allogeneic blood and to avoid these risks, certain techniques can be employed that allow use of the patient's own (autologous) blood during surgery. These techniques include
(i) predonation, in which the patient donates several units of his or her blood in the six weeks preceding surgery, (ii) perioperative hemodilution, in which several units of the patient's blood are removed just prior to surgery and are replaced with a plasma expander, and (iii) blood salvage, wherein a device (cell saver) is used to collect blood lost during the surgical procedure. OXYGENT can be used with any of these autologous blood collection techniques to enhance safety, by reducing the need for allogeneic blood. When a blood transfusion is indicated during surgery, one or more doses of OXYGENT would be used in place of allogeneic blood to maintain an adequate level of oxygen delivery despite a lower red blood cell concentration. This use of OXYGENT delays or reduces the need for the transfusion of donor blood, thereby avoiding its associated risks. OXYGENT may also be advantageous during emergency situations such as trauma, acute myocardial infarctions (heart attacks), or transient ischemia (oxygen deprivation) in specific organs where there is an immediate need to augment oxygen delivery to the tissues.

    In fiscal 1997, two Phase II clinical studies of OXYGENT were completed in surgical patients in the United States and Europe. Additional Phase II studies in which OXYGENT is administered to patients undergoing cardiopulmonary bypass procedures are nearing completion. Phase III clinical trials are expected to begin before the end of 1997.

    In August 1994, the Company entered into a license agreement (the "Ortho License Agreement"), with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. The product is being developed jointly by Alliance and Ortho. In December 1996, Alliance received a $15 million milestone payment when Ortho decided that it would conduct Phase III clinical studies of OXYGENT.


LIQUIVENT. LIQUIVENT (neat perflubron) is an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation. Each year, more than 200,000 patients in the United States are placed on mechanical gas ventilators for at least four days for treatment of lung dysfunction. Many of these patients suffer from acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function.
The most urgent need for these patients is to improve their blood oxygenation. However, the prolonged use of high ventilatory pressures or high continuous concentrations of inspired oxygen can further damage the patient's lungs. Some of these patients may benefit from treatment with LIQUIVENT.

    LIQUIVENT is intended to be used in a technique called partial liquid ventilation ("PLV"). In this procedure, the drug is administered through an endotracheal tube into the lungs of a patient being supported by a mechanical ventilator. The initial goal of LIQUIVENT/PLV therapy is to open collapsed alveoli to improve gas exchange. Once this has been accomplished, ventilator pressure and oxygen concentration may be lowered to minimize ventilator-induced lung trauma. Published results from initial clinical trials have indicated that LIQUIVENT improved lung oxygenation, without clinically significant side effects. In clinical studies, LIQUIVENT has also been observed to promote the migration of mucus and alveolar debris to the central airways, where suctioning is easier. The ability to remove such debris may significantly reduce the excessive inflammatory response associated with acute respiratory failure and enhance the effectiveness of other therapeutic interventions, all serving potentially to reduce patient recovery time. In addition, preclinical studies indicate LIQUIVENT may mitigate inflammation and oxygen toxicity. The U.S. Food and Drug Administration ("FDA") has granted Subpart E status (expedited review) for the product.

    In February 1997, the Company reported that a Phase II clinical trial of LIQUIVENT in adults with acute hypoxemic respiratory failure demonstrated that, compared to conventional mechanical ventilation, PLV with LIQUIVENT resulted in an increase in survival and a significant improvement in "ventilator-free-days" for patients who were 55 years of age or younger. In April 1997, the Company temporarily suspended enrollment in its ongoing Phase III LIQUIVENT trial in pediatric patients to analyze an unexplained, substantial decrease in the mortality rate for the control group which occurred after a protocol amendment in December 1996. The decision was not prompted by any LIQUIVENT-related adverse events. In August 1997, the Company completed its analysis, and clinical trials are expected to be re-initiated before the end of the year. The Company found that after the protocol amendment, patients in the post-amendment control group were younger and had different disease etiologies compared to the pre-amendment control group. Additionally, post-amendment control group patients received additional therapies such as extracorporeal membrane oxygenation, high frequency oscillatory ventilation, nitric oxide or surfactants more frequently, earlier, and for a longer duration compared to both the pre-amendment control group and the LIQUIVENT-treated patients. The study analysis also supported previous reports that PLV therapy with LIQUIVENT is a safe procedure. Based on the results of the Phase II adult trial and the analysis of the suspended Phase III clinical trial, the Company intends to initiate a clinical study in adult patients before the end of the year.

    In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI. In June 1997, HMRI made a $2.5 million milestone payment to the Company. Alliance also announced in June 1997 that the parties have agreed in principle to adjust certain milestone payments and to temporarily revise the method for reimbursing expenses of the development work, in conjunction with the April 1997 temporary interruption of the clinical development program.

IMAGENT US. IMAGENT US is an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function and myocardial perfusion, and to detect solid organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the United States, some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAGENT US is being developed to meet these requirements.

    IMAGENT US is a powder comprising hollow microspheres containing a mixture of PFC vapor and gas and water-soluble components that are known to be acceptable for parenteral use. Prior to use, IMAGENT US is reconstituted with a sterile aqueous solution to form microbubbles that are then injected into the patient. The gas microbubbles are highly echogenic and, when delivered intravenously, reflect signals that enhance ultrasound images. In preclinical studies, IMAGENT US has been found to enhance the ultrasound signal from perfused tissues and blood vessels using traditional gray-scale and color Doppler technologies, as well as emerging harmonic ultrasound imaging techniques. In early clinical trials with IMAGENT US gray-scale contrast enhancement of cardiac, abdominal, and vascular structures has been observed with no serious adverse events.

    A Phase II clinical trial was completed in 1997 in adult patients undergoing diagnostic procedures for the evaluation of myocardial perfusion abnormalities (subsequent to myocardial infarction). A second Phase II clinical trial is ongoing in adults undergoing diagnostic procedures for evaluation of space-occupying lesions of the liver (or other organs), and vascular flow abnormalities. In these studies, each subject serves as his/her own control through the blinded evaluation of non-contrast and contrast ultrasound images. In addition, the diagnostic utility of the contrast ultrasound evaluation with IMAGENT US is compared to that of other technologies used to diagnose anatomic, functional, and flow abnormalities (e.g., nuclear perfusion scintigraphy, angiography, computed tomography, and magnetic resonance imaging). The Company intends to initiate a Phase III clinical trial before the end of 1997.

    In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT US. The product will be developed jointly by Alliance and Schering.

RODA-TM-. In July 1997, the Company entered into a development agreement (the "VIA Development Agreement") with Via Medical Corporation ("VIA") for the joint development of RODA (Real-time Oxygen Dynamics Analyzer). RODA is an EX VIVO device intended to measure cardiovascular and oxygenation status of patients by minimally invasive means. The device is intended to provide on-line information pertaining to oxygenation and other physiological parameters which could assist physicians in their decisions regarding transfusions and other interventions. RODA will combine oxygen dynamics software designed by the Company with VIA's
EX VIVO blood gas and chemistry measurement device and other VIA technology.
The Company has conducted a pilot clinical study in Europe to assess its oxygen dynamics software and is currently conducting a clinical trial in the U.S. Alliance and VIA are currently negotiating an agreement whereby VIA will market RODA and the parties will share revenues on the sale of products. The agreement is expected to be executed in the near future; however, there can be no assurance that the parties will be able to negotiate an agreement on acceptable terms.

OTHER PRODUCTS

    In November 1996, Alliance acquired all of the stock of MDV Technologies, Inc. ("MDV") for initial payments of $15.5 million over a one-year period, with additional payments and royalties to the former MDV shareholders upon the occurrence of certain clinical development, licensing, or commercialization events. MDV is developing a thermo-reversible gel, FLOGEL-Registered Trademark-, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold liquid form and becomes a gel at body temperature, forming a barrier between tissues. Preliminary human safety data with the product's current formulation has been obtained and pre-clinical studies have been performed on additional formulations. In addition to the anti-adhesion product, MDV also has patents covering the use of gels for drug delivery and ophthalmic indications.

    Alliance is also supporting internal research efforts to expand the applicability of its core technologies. The Company has patented fluorinated surfactants that are potentially useful in the preparation of therapeutic or diagnostic emulsions and other formulations.

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

    Alliance has developed and is marketing SAT PAD-Registered Trademark-, a re-usable magnetic resonance ("MR") imaging accessory that improves the quality of images obtained by certain MR imaging techniques. SAT PAD is distributed by dealers specializing in radiology products. Sales of SAT PAD were approximately $14,000 for fiscal 1997. Alliance expects that the sales volume of SAT PAD will be limited and does not anticipate significant revenue from the product.

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

    The Company's products require substantial development efforts. The Company may encounter unforeseen technical and other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, or technological change, or product development by others, any of which may have a material adverse effect on the Company. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 1997, 1996, and 1995 the Company incurred research and development expenses of $43.3 million, $33.7 million, and $35.3 million, respectively.

COLLABORATIVE RELATIONSHIPS

SCHERING AG . In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT US. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

HOECHST MARION ROUSSEL, INC. In February 1996, the Company entered into the HMRI License Agreement, which provides HMRI with worldwide exclusive marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for most of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased 750,000 shares of the Company's convertible Series B Preferred Stock and 200,000 shares of its convertible Series C Preferred Stock for an aggregate of $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay milestone payments and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. On June 6, 1996, the Series B Preferred Stock and accrued dividends thereon were converted into 759,375 shares of the Company's common stock. On June 30, 1997, the Series C Preferred Stock converted into 345,327 shares of common stock of the Company. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. In June 1997, the Company also announced that the parties have agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, in conjunction with the temporary interruption of the LIQUIVENT clinical development program in April 1997. The modification is being formalized by an amendment which is expected to be executed in the near future. Prior to the modification, the HMRI License Agreement required HMRI to reimburse Alliance for approved worldwide development expenses incurred by Alliance on a quarterly basis. Under the modified agreement, from July 1997 Alliance will conduct and be responsible for funding development activities in North America through December 1997. HMRI will reimburse Alliance for approved expenses for such activities in the form of payments which will be made upon the occurrence of specified events subsequent to December 1997. HMRI will continue to be responsible for conducting and funding any activities outside of North America. Beginning in January 1998, HMRI will resume funding for substantially all LIQUIVENT development expenses worldwide. The agreement in principle also provides for the establishment of a mechanism for HMRI to recoup from Alliance certain reimbursed development expenses if HMRI terminates the License Agreement prior to January 1998.

ORTHO BIOTECH, INC. In August 1994, the Company entered into the Ortho License Agreement which provides Ortho with worldwide exclusive marketing and manufacturing rights to injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. The product is being developed jointly by Alliance and Ortho, with Ortho responsible for substantially all of the costs of developing and marketing the product. Under the Ortho License Agreement, Ortho paid to Alliance an initial license fee of $4 million and, in December 1996, paid the Company a $15 million milestone payment due upon a decision by Ortho to conduct a Phase III trial with OXYGENT. Ortho will make other payments upon the achievement of certain milestones and will pay Alliance a royalty based upon sales of products after commercialization. In conjunction with the Ortho License Agreement, Johnson & Johnson Development Corp. ("J&JDC") purchased 1.5 million shares of the Company's convertible Series A Preferred Stock for $15 million and acquired a three-year warrant to purchase 300,000 shares of common stock. On June 6, 1996, the Series A Preferred Stock and accrued dividends thereon were converted into 815,625 shares of common stock of the Company and Ortho exercised its warrant to purchase 300,000 shares of common stock.

VIA MEDICAL CORPORATION. In July 1997, the Company entered into the VIA Development Agreement for the joint development of RODA, an EX VIVO device intended to measure cardiovascular and oxygenation status of patients by minimally invasive means. Pursuant to the VIA Development Agreement, VIA will combine Alliance's oxygen dynamics software with VIA's EX VIVO blood gas and chemistry measurement device and other technology. Alliance will reimburse VIA for substantially all of its development costs and will be responsible for obtaining regulatory approval of the product. Alliance and VIA are currently negotiating an agreement whereby VIA will market RODA and the parties will share revenues on the sale of products. The agreement is expected to be executed in the near future; however, there can be no assurances that the parties will be able to negotiate an agreement on acceptable terms.

    There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

MARKETING

    Under the terms of the Ortho License Agreement, Ortho has exclusive worldwide marketing rights to OXYGENT and any other injectable PFC emulsion products capable of transporting oxygen for therapeutic use. Under the terms of the HMRI License Agreement, HMRI has exclusive worldwide marketing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. Under the terms of the Schering License Agreement, Schering has exclusive worldwide marketing rights to IMAGENT US and drug compounds, drug compositions and medical devices and systems relating to perfluorocarbon-containing ultrasound imaging products. The Company's only commercialized product, SAT PAD, is currently distributed through certain distributors of MR imaging equipment and supplies.

MANUFACTURING

    The Company manufactures all of its products for preclinical testing and clinical trials. OXYGENT is produced in Alliance's San Diego facility, which includes both a pilot plant and a production-scale manufacturing facility. The Company believes that this production facility will provide sufficient capacity for future clinical trials and market launch of OXYGENT, if and when it is approved by the FDA. However, a larger commercial-scale facility will be required in the future. Under the terms of the Ortho License Agreement, Ortho has the right to elect to manufacture OXYGENT itself or have the Company continue to do so, which election must be made at or prior to the filing of a new drug application ("NDA"). If Alliance manufactures OXYGENT for Ortho, the transfer price, which will not be less than Alliance's fully burdened cost, will be determined by Ortho's net sales price for the product. The Company has not selected a site for the commercial-scale facility or obtained any regulatory approvals. Construction of such a facility will depend upon Ortho's decision regarding manufacturing, product development, capital resources, and regulatory approvals, among other things.

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

    IMAGENT US is manufactured for clinical studies at the San Diego facility, using a proprietary process to form dry, PFC vapor-containing spheres which are reconstituted with an aqueous solution to form microbubbles just prior to use. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. Alliance is in the process of expanding its market launch production capacity in San Diego for IMAGENT US.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in OXYGENT and LIQUIVENT, for clinical trials. HMRI and Ortho are currently negotiating with a potential supplier to secure a long-term supply of perflubron. The Company also believes it has a sufficient supply of raw materials for IMAGENT US for clinical trials. Although some raw materials for its products are available from only one source, the Company has attempted to acquire a long-term supply of materials in inventory. The Company believes it will not have any raw material supply issues; however, the Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain necessary raw materials on a timely basis and at a cost-effective price.

PATENTS

    The Company seeks proprietary protection for its products, processes, technologies, and ongoing improvements. The Company is pursuing patent protection in the United States and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Australia, Canada, Israel, Japan, Norway, and South Africa, and patents have been granted in many of these countries.

    Alliance has eighteen issued U.S. patents related to or covering PFC emulsions with corresponding patents and applications in Europe and Japan. Such emulsions are the basis of the Company's OXYGENT products. The issued patents and pending patent applications cover specific details of emulsified PFCs through product-by-process claims, composition claims, and method claims describing their manufacture and use. In addition to the specific OXYGENT formulation, issued patents broadly cover concentrated PFC emulsions, as well as methods for their manufacture and use.

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

    The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. In August 1995, a U.S. patent licensed to the Company issued covering methods of administering liquids, including
LIQUIVENT, to patients. Other U.S. patents, covering additional methods of enhancing respiratory gas exchange by administering liquids to patients, including LIQUIVENT, have subsequently issued. The Company also has issued patents and pending patent applications which seek to cover the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In November 1995, the Company received a U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation. Additionally, the Company has issued patents and pending applications that cover apparatus for liquid ventilation using PFCs.

    Alliance has three issued U.S. patents and several U.S. patent applications related to IMAGENT US. The issued patents and pending applications contain claims directed to the manufacture and use of novel stabilized microbubble compositions based on the discovery that PFC gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. The patents further contain claims directed to formulations and compositions that cover IMAGENT US. International applications directed to the same subject matter have also been filed. In July 1996, the Company received another U.S. patent covering the use of various contrast agents, including IMAGENT US, in harmonic imaging.

    The Company also has issued patents and pending patent applications covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additionally, the fluorinated compounds may be employed in cosmetics, protective creams, and lubricating agents, as well as being incorporated in emulsions, microemulsions, and gels that may be useful as drug delivery vehicles or contrast agents. The Company also has pending applications relating to various types of emulsions and microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics, and electro-optics.

    The Company, through its wholly owned subsidiary, MDV, has eighteen issued U.S. patents and several pending applications related to the use, manufacture and composition of FLOGEL. Corresponding patents have issued, or applications have been filed, in Europe, Japan and certain other foreign countries. MDV also has issued claims in the United States and Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

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

    The Company also attempts to protect its proprietary products, processes, and other information by relying on trade secret laws and non disclosure and confidentiality agreements with its employees, consultants, and certain other persons who have access to such products, processes, and information. The agreements affirm that all inventions conceived by employees are the exclusive property of the Company, with the exception of inventions unrelated to the Company's business and developed entirely on the employee's own time. Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of the Company's trade secrets.

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

    Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a blood substitute. Two primary approaches have shown promise as temporary oxygen carriers: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier "blood substitute", two of which are in Phase III clinical trials. The Company believes that the relatively low cost and ease of production of OXYGENT provide advantages over hemoglobin-based products. Alliance is aware of two other companies developing PFC-based temporary oxygen carriers, one of which has entered Phase I clinical trials.

    Although liquid ventilation therapy has been in the research phase for the last two decades, the Company is unaware of any potential competitor that has reached the clinical trial stage; however, other companies may be evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over potential competitors. Other companies are attempting to develop alternative types of therapies for treatment of acute respiratory failure.

    Competition in the development of ultrasound imaging contrast agents is intense and is expected to increase. There is currently only one commercially available ultrasound contrast agent for certain cardiology applications in the U.S. and another has been approved in Europe. However, there are two other products that have had applications submitted for approval for certain ultrasound contrast agent indications. In addition, certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes if and when IMAGENT US is approved for commercial sale, that it will be well positioned to compete successfully, although there can be no assurance that the product will be able to do so.

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

    Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety and dosage tolerance. Phase II typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be evaluated by an independent review board at the institution at which the study will be conducted. The review board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

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

    Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of IMAGENT GI, a perflubron-based drug previously developed by the Company. However, all materials contained in the Company's products remain subject to regulation by governmental agencies.

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

EMPLOYEES

    As of August 29, 1997, the Company had 213 full-time employees, of whom 176 were engaged in research and development, production and associated support, 5 in business development, sales and marketing, and 32 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 47, has been President and Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is an Executive Vice President of the Company.

HAROLD W. DELONG. Mr. DeLong, who is 49, has been Executive Vice President, Business Development for the Company since February 1989. Mr. DeLong has been employed for more than 20 years in the medical diagnostics and pharmaceutical industry in various sales, marketing, and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also employed previously by Ortho Diagnostic Systems, Inc. for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

THEODORE D. ROTH. Mr. Roth, who is 46, has been Executive Vice President and Chief Financial Officer of the Company since November 1987, and Secretary since 1990. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman of the Company.

KEITH W. CHAPMAN. Mr. Chapman, who is 47, was appointed Vice President Operations in July 1997, having joined the Company in 1992 as Director, Transfer Operations. For 14 years prior to joining Alliance, he was responsible for scale-up development and production of modified hemoglobins for the Army's Blood Substitute Program. He received training as a research associate in dermatology, tropical medicine, and blood cell preservation at the Letterman Army Institute of Research, Presidio of San Francisco, California.

B. JACK DEFRANCO. Mr. DeFranco, who is 52, has been Vice President, Market Planning for Alliance since January 1991. He has more than 20 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.

N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 57, has been Vice President, Medical Research for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

STEPHEN F. FLAIM, PH.D. Dr. Flaim, who is 49, was appointed Vice President, Biological Sciences in May 1996, having joined the Company in 1990 as Division Director of Pharmacology and Toxicology. Prior to joining Alliance, he was the Associate Director of Pharmacology at The Bristol-Meyers Squibb Institute for Medical Research. Dr. Flaim was also employed for five years at McNeil Pharmaceutical, an affiliate of Johnson & Johnson, where he directed an antianginal drug discovery program. Dr. Flaim was also on the faculty of Pennsylvania State University College of Medicine for seven years. He received his Ph.D. from the University of California at Davis.

HENRY A. GRAHAM, PH.D. Dr. Graham, who is 54, is Vice President, Quality Assurance. Prior to joining Alliance in January 1990, he worked for Johnson & Johnson for 17 years on a broad range of projects including injectable human biologicals, immunohematology reagents, immunoassay reagents and instrument systems. Dr. Graham was Director of Product Development for Ortho Diagnostic Systems, Inc. for over five years prior to 1990. During his tenure at Johnson & Johnson, he was the recipient of several awards, including the Corporate Medal for Outstanding Research. Dr. Graham received his Ph.D. in immunology from Rutgers University.

RONALD M. HOPKINS, PH.D. Dr. Hopkins, who is 55, is Vice President, Project Planning and Development. Prior to joining Alliance in May 1990, Dr. Hopkins spent 20 years with Mallinckrodt Medical, Inc. As Vice President at Mallinckrodt his responsibilities primarily involved identification and development of various diagnostic x-ray, magnetic resonance, ultrasound and radiopharmaceutical imaging agents, as well as angiographic catheters. In addition to product and business development experience, Dr. Hopkins has an extensive background in cardiovascular pharmacology and toxicology research, as well as sterile pharmaceutical formulation and production. Dr. Hopkins received his Ph.D. in pharmacology from the University of Maryland.

JOERG LIMMER, DVM. Dr. Limmer, who is 56, was appointed Vice President, New Technology Assessment in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for 26 Eastern European countries. For the previous 20 years he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis, and intensive care products. Dr. Limmer received his DVM from the Freie Universitaet of Berlin, Germany.

GORDON L. SCHOOLEY, PH.D. Dr. Schooley, who is 50, has been Vice President, Clinical Research and Regulatory Affairs since January 1989. Dr. Schooley has been employed for over 20 years in research and development in the pharmaceutical industry. Prior to joining Alliance in 1989, Dr. Schooley was Vice President of Clinical Research and Regulatory Affairs for Newport Pharmaceuticals, a company developing antiviral drugs. For the previous eight years he was Director of Clinical Research and Biostatistics for Allergan Pharmaceuticals, a division of SmithKline Beecham, developing ophthalmologic and dermatologic drugs and devices. He was also employed by McGaw Laboratories as Manager of Biostatistics for parenteral products and by The Upjohn Company as a senior biostatistician for analgesic and CNS drugs. Dr. Schooley received his Ph.D. from the University of Michigan School of Public Health.

ITEM 2.  PROPERTIES

FACILITIES

    The Company has principal facilities in two locations: San Diego, California and Otisville, New York. In San Diego, California, where the Company has approximately 100,000 square feet in three leased facilities, the Company maintains its principal executive offices, performs research and development on its PFC-based products, and has its emulsion products manufacturing facility. The third San Diego facility was leased in 1996 and consists of general office space. The Otisville site, where the Company has established the LIQUIVENT and SAT PAD production facility, also includes laboratories and administrative offices. The Company is considering additional facilities in San Diego to meet its projected needs for the next several years.

    The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement (the "Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 1997 was approximately $100,000. The provisions of the Land Use Agreement are "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

    While the Company believes that it can produce materials for clinical trials and initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. The Company's existing San Diego facility currently produces material for clinical trials for IMAGENT US. The Company is in the process of expanding its market launch production capacity in San Diego for IMAGENT US and is determining whether to expand within existing or additional facilities. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products. The Company cannot predict the amount that it will expend for the construction of such production facility, and there can be no assurance as to when or whether the FDA will determine that such facility conforms with Good Manufacturing Practices. The projected location and construction of any production facility will depend upon regulatory and development activities and other factors. The Ortho License Agreement grants an option to Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 1997.


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

                                                        High             Low
                                                        ----             ---
Fiscal 1997

Quarter ended September 30, 1996                      $ 18.125       $ 12.25

Quarter ended December 31, 1996                       $ 17.375       $ 10.50

Quarter ended March 31, 1997                          $ 15.75        $ 11.875

Quarter ended June 30, 1997                           $ 12.00        $  5.875

                                                        High             Low
                                                        ----             ---
Fiscal 1996

Quarter ended September 30, 1995                      $ 12.625       $  7.875

Quarter ended December 31, 1995                       $ 14.25        $ 10.50

Quarter ended March 31, 1996                          $ 19.75        $ 12.625

Quarter ended June 30, 1996                           $ 22.875       $ 15.25

    On August 29, 1997, the closing price of the Company's common stock was $10.188.

    The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

    On August 29, 1997, the approximate number of record holders of the Company's common stock was 1,670. The Company believes that, in addition, there are in excess of 14,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements and the related notes thereto (in thousands except per share amounts):

                                                            Years ended June 30,

                                      1997           1996            1995           1994          1993
Statement of Operations Data:
  Total revenues                   $  44,580      $  17,323      $  11,816      $     409      $   2,370

  Net loss                         $ (19,016)     $ (23,172)     $ (29,717)     $ (36,946)     $ (26,380)

  Net loss per common share        $    (.63)     $    (.91)     $   (1.35)     $   (1.83)     $   (1.39)

                                                                   June 30,

                                      1997           1996            1995           1994          1993
Balance Sheet Data:
  Working capital                  $  62,217      $  73,244      $  22,346      $  19,446      $  39,745

  Total assets                     $ 112,013      $ 108,343      $  56,030      $  53,132      $  72,537

  Long-term debt and other         $   2,871      $   1,166      $     843      $     348      $     447

  Stockholders' equity             $  91,331      $ 101,467      $  50,077      $  49,825      $  69,144

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

    Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to continue to spend substantial amounts on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has entered into collaborative research and development agreements with companies for OXYGENT, LIQUIVENT, IMAGENT US, and RODA. The arrangements with its existing partners for OXYGENT, LIQUIVENT, AND IMAGENT US require them to reimburse the Company for certain approved development expenses incurred for the respective products. All three partners for such products will make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues on the sale of products. If some of the development events under its existing agreements are achieved and the relevant payments made by partners, the Company could become profitable on a periodic basis over the next two years, prior to the commercialization of products. However, the timing and amounts of such payments, if any, cannot be predicted with certainty and may not occur if product development events are not achieved. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

    Through June 1997, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

    In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. Amounts borrowed under the agreement are secured by certain fixed assets, and pursuant to two promissory notes are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 1997, the balance outstanding on these loans was $3.3 million. The Company has another loan with an outstanding balance of $944,000 on June 30, 1997. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

    In November 1996, the Company acquired MDV by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermo-reversible gel, FLOGEL, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold, liquid form and becomes a gel at body temperature. MDV has obtained preliminary human safety data with the product's current formulation, and has performed preclinical studies on additional formulations.

    The consideration payable in the MDV Merger consists of $15.5 million, payable in common stock or cash, of which $8 million was paid during fiscal 1997, $2.5 million was paid on August 13, 1997, and $5 million will be paid on November 13, 1997. The $8 million payments made in fiscal 1997 and the $2.5 million payment made in August of 1997 were made through the delivery of 703,093 and 248,879 shares of the Company's common stock, respectively. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made, because they are dependent on future developments which are inherently uncertain.

    The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in fiscal 1997 of $16.5 million, including the $15.5 million scheduled payments described above and related transaction costs.

    Under the Ortho License Agreement, Ortho paid to Alliance in 1995 an initial fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all the remaining costs of developing and marketing the products and will pay Alliance a royalty based upon sales of products after commercialization. In June 1996, the convertible Series A Preferred Stock and accrued dividends thereon were converted into 815,625 shares of common stock of the Company. In June 1996, Johnson & Johnson Development Corp. also exercised its warrant for 300,000 shares, resulting in proceeds to the Company of $4.5 million. In December 1996, Ortho paid to Alliance a $15 million milestone payment pursuant to the Ortho License Agreement.

    In February 1996, the Company entered into the HMRI License Agreement, which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for most of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased shares of convertible Series B Preferred Stock and shares of convertible Series C Preferred Stock for an aggregate of $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay milestone payments and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. On June 6, 1996, the Series B Preferred Stock and accrued dividends thereon were converted into 759,375 shares of common stock of the Company.
On June 30, 1997, the Series C Preferred Stock was converted into 345,327 shares of common stock of the Company. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties have agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, in conjunction with the temporary interruption of the LIQUIVENT clinical development program in April 1997. The modification is being formalized by an amendment which is expected to be executed in the near future. Prior to the modification, the HMRI License Agreement required HMRI to reimburse Alliance for approved worldwide development expenses incurred by Alliance on a quarterly basis. Under the modified agreement, from July 1997 Alliance will conduct and be responsible for funding development activities in North America through December 1997. HMRI will reimburse Alliance for approved expenses for such activities in the form of payments which will be made upon the occurrence of specified events subsequent to December 1997. HMRI will continue to be responsible for conducting and funding any activities outside of North America. Beginning in January 1998, HMRI will resume funding for substantially all LIQUIVENT development expenses worldwide. The agreement in principle provides for the establishment of a mechanism for HMRI to recoup from Alliance certain reimbursed development expenses if HMRI terminates the HMRI License Agreement prior to January 1998.

    In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT US. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

    The Company had net working capital of $62.2 million at June 30, 1997 compared to $73.2 million at June 30, 1996. The Company's cash, cash equivalents, and short-term investments increased to $71.6 million at June 30, 1997 from $71.4 million at June 30, 1996. The increase resulted primarily from cash provided by operations of $4.6 million and proceeds under the January 1997 loan and security agreement of $3.5 million, net of property additions of $6.8 million and payments for acquired in-process technology of $1 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

    The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing healthcare system, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market. Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

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

    Alliance anticipates that its current capital resources, expected revenues from the Ortho License Agreement, HMRI License Agreement, and Schering License Agreement and investments, will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

    While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. The Company's existing San Diego facility currently produces material for clinical trials for IMAGENT US. The Company is in the process of expanding its market launch production capacity in San Diego for IMAGENT US and is determining whether to expand within existing or additional facilities. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the FDA will determine that such facility complies with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho License Agreement provides an option for Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

    Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

1997 AS COMPARED WITH 1996
--------------------------

    The Company's license and research revenue was $44.6 million for 1997, compared to $17.3 million for 1996. The increase was primarily a result of the $15 million milestone payment from Ortho under the Ortho License Agreement, and the $2.5 million milestone payment and increased research revenue from HMRI under the HMRI License Agreement. The Company expects research revenue to continue at comparable levels in 1998 compared to 1997, but expects milestone payments to diminish.

    Research and development expenses increased by 28% to $43.3 million for 1997, compared to $33.7 million for 1996. The increase in expenses was primarily due to a $4.7 million increase in payments to universities and outside consultants for preclinical and clinical trials and other product development work, a $2.3 million increase in staffing costs, a $1 million increase in depreciation expense, a $414,000 increase in rent and lease expense, and a $369,000 increase in repairs and maintenance expense, as well as other increases related to the Company's research and development activities. The expenses for 1996 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents.

    General and administrative expenses increased by 10% to $7.9 million for 1997, compared to $7.2 million for 1996. The increase in general and administrative expenses was primarily due to increased professional fees.

    The Company has accounted for the acquisition of MDV as a purchase and has recorded a one-time charge for 1997 of $16.5 million, including $15.5 million scheduled payments and related transaction costs.

    Investment income and other was $4.1 million for 1997, compared to $1.4 million for 1996. The increase was primarily a result of higher average cash balances as a result of the Ortho milestone payment received, the February 1996 HMRI transaction and the April 1996 stock offering.

1996 AS COMPARED WITH 1995
--------------------------

    The Company's license and research revenue was $17.3 million for 1996, compared to $11.8 million for 1995. License revenue included $5 million from the HMRI License Agreement for 1996, compared to $4 million from the Ortho License Agreement for 1995. Research revenue increased from $7.1 million to $11.9 million in 1996 primarily as a result of amounts received from the HMRI License Agreement.

    Research and development expenses decreased by 4% to $33.7 million for 1996, compared to $35.3 million for 1995. The decrease in expenses was primarily the result of a $4 million reduction in purchases of raw materials, and a $929,000 net reduction in acquired research and development expense. These reductions were partially offset by a $2.5 million increase in payments to universities and outside consultants. The expenses for 1995 included a one-time $1.7 million charge to research and development expense which arose when the Company licensed product rights to Ortho. The expenses for 1996 included a $757,000 charge arising from the acquisition of certain PFC patents, patent rights, and related documents in exchange for 50,000 shares of the Company's common stock and a five-year warrant to purchase up to an additional 100,000 shares of the Company's common stock at $10 per share.

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

    Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating results may fluctuate from quarter to quarter as a result of the differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 1997 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

    (b)  None.

    (c)  Exhibits.

    (3) (a) Restated Certificate of Incorporation of the Company, as amended through August 31, 1994. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").)

         (b) Certificate of Amendment to the Certificate of Incorporation of the Company filed on March 25, 1996. (Incorporated by reference to Exhibit 3 to Amendment No. 1 of the S-3 Registration Statement of the Company filed on
March 28, 1996 (the "1996 S-3")).

         (c) Certificate of Amendment of Certificate of Incorporation of the Company filed on September 22, 1997.

         (d) By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").)

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

         (d) License Agreement dated August 16, 1994 among the Company, Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute. (Incorporated by reference to Exhibit 10(f) to the 1994 10-K.)(1)

         (e) Stock and Warrant Purchase Agreement dated August 16, 1994 between the Company and Johnson & Johnson Development Corporation. (Incorporated by reference to Exhibit 10(g) to the 1994 10-K.)

         (f) License Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (a) to the 1996 S-3). (1)

         (g) Stock and Warrant Purchase Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (b) to the 1996 S-3).

         (h) Supply and Technology Transfer Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (c) to the 1996 S-3). (1)

         (i) Agreement and Plan of Merger by and among the Company, MDV Acquisition Corp. and MDV Technologies, Inc. dated October 8, 1996. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on November 20, 1996)

    (23.1)    Consent of Ernst & Young LLP, Independent Auditors

    (1) Certain confidential portions of this exhibit have been deleted pursuant to an order granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIANCE PHARMACEUTICAL CORP.

                                       (Registrant)

Date:    September 23, 1997            By: \s\ Duane J. Roth
                                           -----------------------------

                                                Duane J. Roth

                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ Duane J. Roth            President, Chief Executive      September 23, 1997
----------------------------

Duane J. Roth                Officer and a Director


\s\ Theodore D. Roth         Executive Vice President        September 23, 1997
----------------------------

Theodore D. Roth             and Chief Financial Officer


\s\ Tim T. Hart              Controller and Chief            September 23, 1997
----------------------------

Tim T. Hart                  Accounting Officer


\s\ Pedro Cuatrecasas, M.D.  Director                        September 23, 1997
----------------------------

Pedro Cuatrecasas, M.D.


\s\ Carroll O. Johnson       Director                        September 23, 1997
----------------------------

Carroll O. Johnson


\s\ Stephen M. McGrath       Director                        September 23, 1997
----------------------------

Stephen M. McGrath


\s\ Helen M. Ranney, M.D.    Director                        September 23, 1997
----------------------------

Helen M. Ranney, M.D.


\s\ Donald E. O'Neill        Director                        September 23, 1997
----------------------------

Donald E. O'Neill


\s\ Jean Riess, Ph.D.        Director                        September 23, 1997
----------------------------

Jean Riess, Ph.D.


\s\ Thomas F. Zuck, M.D.     Director                        September 23, 1997
----------------------------

Thomas F. Zuck, M.D.

                    ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

                TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page No.
                                                                     --------

Report of Ernst & Young LLP, Independent Auditors                      F-2

Consolidated Balance Sheets at June 30, 1997 and 1996                  F-3

Consolidated Statements of Operations for the Years
Ended June 30, 1997, 1996 and 1995                                     F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1997, 1996 and 1995                                     F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1997, 1996 and 1995                                     F-6

Notes to Consolidated Financial Statements                          F-7 - F-14




No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                 ERNST & YOUNG LLP


San Diego, California
July 24, 1997, except for Note 8,
  as to which the date is September 23, 1997


                                        F -  2

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   ----------------------------------------------
   CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                           JUNE 30,
                                                                                     1997             1996
                                                                               ---------------   --------------
   ASSETS
   CURRENT ASSETS:

      Cash and cash equivalents                                                $   14,590,000    $   9,480,000
      Short-term investments                                                       57,041,000       61,921,000
      Research revenue receivable                                                   7,250,000        5,750,000
      Other current assets                                                          1,147,000        1,803,000
                                                                               ---------------   --------------
               Total current assets                                                80,028,000       78,954,000

   PROPERTY, PLANT AND EQUIPMENT - NET                                             16,574,000       12,390,000
   PURCHASED TECHNOLOGY - NET                                                      14,400,000       15,966,000
   OTHER ASSETS - NET                                                               1,011,000        1,033,000
                                                                               ---------------   --------------
                                                                               $  112,013,000    $ 108,343,000
                                                                               ---------------   --------------
                                                                               ---------------   --------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                                         $    2,807,000    $   2,189,000
      Accrued expenses                                                              3,439,000        2,801,000
      Deferred revenue                                                              2,500,000                -
      Payable for acquired in-process technology                                    7,557,000                -
      Current portion of long-term debt                                             1,508,000          720,000
                                                                               ---------------   --------------
               Total current liabilities                                           17,811,000        5,710,000

   LONG-TERM DEBT                                                                   2,742,000          945,000
   OTHER                                                                              129,000          221,000

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par value; 5,000,000 shares authorized;
          0 and 200,000 shares of Series C issued and outstanding at
          June 30, 1997 and 1996, respectively                                              -            2,000
      Common stock - $.01 par value; 50,000,000 shares authorized;
          31,164,935 and 30,001,918 shares issued and outstanding at
          June 30, 1997 and 1996, respectively                                        311,000          300,000
      Additional paid-in capital                                                  322,268,000      313,397,000
      Accumulated deficit                                                        (231,248,000)    (212,232,000)
                                                                               ---------------   --------------
               Total stockholders' equity                                          91,331,000      101,467,000
                                                                               ---------------   --------------
                                                                               $  112,013,000    $ 108,343,000
                                                                               ---------------   --------------
                                                                               ---------------   --------------


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                        F -  3

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   ----------------------------------------------
   CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             Years ended June 30,
                                                    1997             1996              1995
                                               --------------   --------------    --------------
   REVENUES:
      License and research revenue            $  44,580,000     $  17,323,000     $  11,816,000

   OPERATING EXPENSES:
      Research and development                   43,278,000        33,730,000        35,257,000
      General and administrative                  7,932,000         7,214,000         6,891,000
      Acquired in-process technology             16,450,000                 -                 -
                                               --------------   --------------    --------------
                                                 67,660,000        40,944,000        42,148,000
                                               --------------   --------------    --------------
   LOSS FROM OPERATIONS                         (23,080,000)      (23,621,000)      (30,332,000)


   INVESTMENT INCOME AND OTHER - NET              4,064,000         1,355,000         1,209,000
                                               --------------   --------------    --------------
   NET LOSS                                     (19,016,000)      (22,266,000)      (29,123,000)


   DIVIDENDS ON PREFERRED STOCK                           -          (906,000)         (594,000)
                                               --------------   --------------    --------------
   NET LOSS APPLICABLE TO COMMON SHARES       $ (19,016,000)    $ (23,172,000)    $ (29,717,000)
                                               --------------   --------------    --------------
                                               --------------   --------------    --------------


   NET LOSS PER COMMON SHARE                  $       (0.63)    $       (0.91)    $       (1.35)
                                               --------------   --------------    --------------
                                               --------------   --------------    --------------


   WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                           30,302,000        25,504,000        21,959,000
                                               --------------   --------------    --------------
                                               --------------   --------------    --------------


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







                                        F -  4

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                             CONVERTIBLE
                                                                           PREFERRED STOCK              COMMON STOCK
                                                                    ---------------------------  --------------------------
                                                                        SHARES        AMOUNT        SHARES         AMOUNT
                                                                    -------------- ------------  ------------  ------------
BALANCES AT JUNE 30, 1994                                                                         21,372,000    $  214,000
   Sale of convertible Series A Preferred Stock                         1,500,000  $     15,000
   Sale of common stock                                                                            3,175,000        32,000
   Exercise of stock options and warrants                                                             56,000         1,000
   Installment payment related to acquisition of BioPulmonics, Inc.                                  131,000         1,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                                   25,000
   Net unrealized loss on available-for-sale securities
   Dividends on preferred stock
   Net loss
                                                                    -------------- ------------  ------------  ------------
BALANCES AT JUNE 30, 1995                                               1,500,000       15,000    24,759,000       248,000
   Sale of convertible Series B and Series C Preferred Stock              950,000        9,500
   Sale of common stock                                                                            2,865,000        29,000
   Exercise of stock options and warrants                                                            745,000         7,000
   Conversion of convertible Series A Preferred
       Stock to common shares                                          (1,500,000)     (15,000)      750,000         7,500
   Conversion of convertible Series B Preferred
       Stock to common shares                                            (750,000)      (7,500)      750,000         7,500
   Conversion of convertible preferred
       stock dividend to common shares                                                                75,000         1,000
   Payment related to acquisition of technology rights                                                50,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                                    8,000
   Net unrealized gain on available-for-sale securities
   Dividends on preferred stock
   Net loss
                                                                    -------------- ------------  ------------  ------------
BALANCES AT JUNE 30, 1996                                                 200,000        2,000    30,002,000       300,000
   Exercise of stock options and warrants                                                            105,000         1,000
   Conversion of convertible Series C Preferred
       Stock to common shares                                            (200,000)      (2,000)      345,000         3,000
   Payment related to acquired in-process technology                                                 703,000         7,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                                   10,000
   Net unrealized gain on available-for-sale securities
   Net loss
                                                                    -------------- ------------  ------------  ------------
BALANCES AT JUNE 30, 1997                                                       -   $        -    31,165,000    $  311,000
                                                                    -------------- ------------  ------------  ------------
                                                                    -------------- ------------  ------------  ------------


                                                                            ADDITIONAL
                                                                             PAID-IN          ACCUMULATED
                                                                             CAPITAL            DEFICIT
                                                                       ------------------ ------------------
BALANCES AT JUNE 30, 1994                                               $    208,954,000   $   (159,343,000)
   Sale of convertible Series A Preferred Stock                               14,618,000
   Sale of common stock                                                       14,262,000
   Exercise of stock options and warrants                                         36,000
   Installment payment related to acquisition of BioPulmonics, Inc.              999,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                              150,000
   Net unrealized loss on available-for-sale securities                         (145,000)
   Dividends on preferred stock                                                                    (594,000)
   Net loss                                                                                     (29,123,000)
                                                                       ------------------ ------------------
BALANCES AT JUNE 30, 1995                                                    238,874,000       (189,060,000)
   Sale of convertible Series B and Series C Preferred Stock                  21,530,000
   Sale of common stock                                                       43,925,000
   Exercise of stock options and warrants                                      6,548,000
   Conversion of convertible Series A Preferred
       Stock to common shares                                                      8,000
   Conversion of convertible Series B Preferred
       Stock to common shares
   Conversion of convertible preferred
       stock dividend to common shares                                         1,499,000
   Payment related to acquisition of technology rights                           757,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                              114,000
   Net unrealized gain on available-for-sale securities                          142,000
   Dividends on preferred stock                                                                    (906,000)
   Net loss                                                                                     (22,266,000)
                                                                       ------------------ ------------------
BALANCES AT JUNE 30, 1996                                                    313,397,000       (212,232,000)
   Exercise of stock options and warrants                                        654,000
   Conversion of convertible Series C Preferred
       Stock to common shares                                                     (1,000)
   Payment related to acquired in-process technology                           7,840,000
   Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                              133,000
   Net unrealized gain on available-for-sale securities                          245,000
   Net loss                                                                                     (19,016,000)
                                                                       ------------------ ------------------
BALANCES AT JUNE 30, 1997                                               $    322,268,000   $   (231,248,000)
                                                                       ------------------ ------------------
                                                                       ------------------ ------------------


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                        F -  5

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                    Years ended June 30,
                                                                       1997                 1996                1995
                                                                 ----------------     ---------------     ---------------
OPERATING ACTIVITIES:
   Net loss                                                     $   (19,016,000)     $  (22,266,000)     $  (29,123,000)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
        Depreciation and amortization                                 3,997,000           3,086,000           2,859,000
        Charge for acquired in-process technology                    16,450,000             757,000           1,686,000
        Non-cash compensation - net                                     133,000             277,000             150,000
        Changes in operating assets and liabilities:
          Research revenue receivable                                (1,500,000)         (3,690,000)         (2,060,000)
          Other assets                                                  888,000             219,000            (668,000)
          Accounts payable and accrued
             expenses and other                                       1,162,000            (263,000)          1,459,000
          Deferred revenue                                            2,500,000                   -                   -
                                                                 ----------------     ---------------     ---------------
Net cash provided by (used in) operating activities                   4,614,000         (21,880,000)        (25,697,000)
                                                                 ----------------     ---------------     ---------------

INVESTING ACTIVITIES:
   Short-term investments                                             5,183,000         (50,815,000)          8,045,000
   Property, plant and equipment                                     (6,823,000)         (4,010,000)         (1,288,000)
   Payment for acquired in-process technology                        (1,046,000)                  -                   -
                                                                 ----------------     ---------------     ---------------
Net cash provided by (used in) investing activities                  (2,686,000)        (54,825,000)          6,757,000
                                                                 ----------------     ---------------     ---------------

FINANCING ACTIVITIES:
   Issuance of common stock
     and warrants                                                       597,000          50,461,000          14,924,000
   Issuance of convertible preferred stock                                    -          21,540,000          14,633,000
   Proceeds from long-term debt                                       3,493,000           2,208,000                   -
   Principal payments on long-term debt                                (908,000)           (543,000)                  -
                                                                 ----------------     ---------------     ---------------
Net cash provided by financing activities                             3,182,000          73,666,000          29,557,000
                                                                 ----------------     ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      5,110,000          (3,039,000)         10,617,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        9,480,000          12,519,000           1,902,000
                                                                 ----------------     ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    14,590,000      $    9,480,000      $   12,519,000
                                                                 ----------------     ---------------     ---------------
                                                                 ----------------     ---------------     ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Payable for acquired in-process technology                      $     7,557,000
Issuance of common stock in connection with
   acquired in-process technology                               $     7,847,000
Issuance of common stock and warrants in connection with
   acquisition of patent rights and related documents                                $      757,000
Issuance of common stock for BioPulmonics, Inc.
   installment payment                                                                                   $    1,000,000
Preferred stock dividends                                                            $      906,000      $      594,000


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        F -  6

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., its wholly owned subsidiary Astral, Inc., its recently acquired subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avances ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1996 and 1995 have been reclassified to conform to the current year's presentation.

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    Short-term investments consist of highly liquid debt instruments. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Cash, cash equivalents, and short-term investments are financial instruments which potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its short-term investments.

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

PURCHASED TECHNOLOGY

    The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the OXYGENT-TM- (temporary blood substitute) and LIQUIVENT-Registered Trademark- (intrapulmonary oxygen carrier) products. Purchased technology also includes $2 million for technology capitalized as a result of the acquisition of BioPulmonics, Inc. ("BioPulmonics") in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology.


                                        F -  7

    The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $9.7 million and $8.5 million at June 30, 1997 and 1996, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years and accumulated amortization was $1.2 million and $843,000 at June 30, 1997 and 1996, respectively.

    The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

ACQUIRED IN-PROCESS TECHNOLOGY

    In November 1996, the Company acquired MDV by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermo-reversible gel, FLOGEL-Registered Trademark-, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold, liquid form and becomes a gel at body temperature. MDV has obtained preliminary human safety data with the product's current formulation, and has performed preclinical studies on additional formulations.

    The consideration payable in the MDV Merger consists of $15.5 million, of which $8 million was paid during fiscal 1997, $2.5 million was paid on August 13, 1997, and $5 million which will be paid on November 13, 1997. The
$8 million payments made in fiscal 1997 and the $2.5 million payment made in August of 1997 were made through the delivery of 703,093 and 248,879 shares of the Company's common stock, respectively. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made because they are dependent on future developments which are inherently uncertain.

    The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in fiscal 1997 of $16.5 million, including the $15.5 million scheduled payments described above and related transaction costs.

LONG-TERM DEBT

    The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million at an interest rate of 10.84%. Amounts borrowed under the agreement are secured by certain fixed assets, and are being repaid over three years. If certain financial covenants are not satisfied, the note may become due and payable. On June 30, 1997, the balance outstanding on this loan was $944,000.

    The Company entered into a loan and security agreement with a bank in January 1997 under which the Company received $3.5 million at the bank's prime rate plus 1.5% (10% at June 30, 1997). Amounts borrowed under the agreement are secured by certain fixed assets, and pursuant to two promissory notes are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On
June 30, 1997, the balance outstanding on these loans was $3.3 million.

    The Company's principal payments for the long-term debt for the years ending June 30, 1998, 1999, 2000 and 2001 are $1.5 million, $1.2 million,
$1 million and $520,000, respectively.

DEFERRED REVENUE

    In fiscal 1997, the Company sold clinical trial supplies which had no carrying value for $2.5 million to a collaborator. The Company may be required to repurchase any unused supplies upon the occurrence of certain events, and has recorded the $2.5 million as deferred revenue. Such amounts will be recognized as income as the supplies are used or upon the expiration of any repurchase obligation.


                                        F -  8

REVENUE RECOGNITION

    Revenue under collaborative license and research agreements is recognized as services are provided and milestone payments are recognized upon the completion of the milestone event or requirement under such agreements. Revenue from product sales is recognized as products are shipped.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenditures are charged to expense as incurred.

NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of shares outstanding during the respective years and does not include common stock equivalents since their effect on the net loss per share would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to retain its current implicit value-based method and will disclose the pro forma effect of using the fair value-based method to account for its stock-based compensation in its financial statements.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. The Company does not expect SFAS No. 128 to have a material impact on its calculations of earnings per share.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET

    Property, plant and equipment consist of the following:


                                                             June 30,
                                                        1997           1996
                                                   -------------- -------------
  Land                                             $    225,000   $    225,000
  Buildings                                             300,000        300,000
  Building improvements                               4,286,000      1,574,000
  Furniture, fixtures, and equipment                 15,446,000     11,981,000
  Leasehold improvements                              6,773,000      6,126,000
                                                   -------------- -------------
                                                     27,030,000     20,206,000
  Less accumulated depreciation and amortization    (10,456,000)    (7,816,000)
                                                   -------------- -------------
                                                   $ 16,574,000   $ 12,390,000
                                                   -------------- -------------
                                                   -------------- -------------

ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                             June 30,
                                                        1997           1996
                                                   -------------- -------------
  Payroll and related expenses                     $  2,569,000   $  2,173,000
  Rent and related operating expenses                   206,000        354,000
  Other                                                 664,000        274,000
                                                   -------------- -------------
                                                   $  3,439,000   $  2,801,000
                                                   -------------- -------------
                                                   -------------- -------------


                                        F -  9

3.  INVESTMENTS

    The Company classifies its investment securities as available-for-sale and records holding gains or losses in stockholders' equity.

    The following is a summary of available-for-sale securities:


                                              June 30, 1997                                     June 30, 1996

                           --------------------------------------------------  ---------------------------------------------

                                             Gross Unrealized   Estimated                      Gross Unrealized  Estimated
                               Cost           Gains (Losses)   Fair Value            Cost       Gains (Losses)  Fair Value
                           --------------------------------------------------  ---------------------------------------------
U.S. Government
  Securities              $  32,700,000        $  242,000    $  32,942,000     $  60,924,000    $  (3,000)    $  60,921,000
Corporate Securities         24,099,000                --       24,099,000         5,364,000           --         5,364,000
                           --------------------------------------------------  ---------------------------------------------
                          $  56,799,000        $  242,000    $  57,041,000     $  66,288,000    $  (3,000)    $  66,285,000
                           --------------------------------------------------  ---------------------------------------------
                           --------------------------------------------------  ---------------------------------------------

    The gross realized gains (losses) on sales of available-for-sale securities totaled $65,000 and $(13,000), in 1997 and 1996, respectively. The gross unrealized gains (losses) of $242,000 and $(3,000), in 1997 and 1996, respectively (which reflect a net unrealized gain of $245,000 in 1997), are recorded as components of additional paid-in capital. The unrealized gains (losses) had no cash effect and therefore are not reflected in the consolidated statements of cash flows.

    The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 1997 and 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

                                                  June 30, 1997                June 30, 1996
                                          ----------------------------  ----------------------------
                                                           Estimated                     Estimated
                                               Cost        Fair Value       Cost        Fair Value
                                          -------------  -------------  -------------  -------------
   Due in one year or less                $ 34,517,000   $ 34,759,000   $ 65,788,000   $ 65,785,000
   Due in one year through three years      22,282,000     22,282,000        500,000        500,000
                                          -------------  -------------  -------------  -------------
                                          $ 56,799,000   $ 57,041,000   $ 66,288,000   $ 66,285,000
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

    As of June 30, 1997 and 1996, $0 and $4.4 million, respectively, of available-for-sale securities were classified as cash equivalents.

4.  STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

    The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 4,700,000 shares under the 1983 Plan, 1983 Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983
Plan), are determined by the Stock Option Committee of the Board of Directors. The 1983 Plan has expired and no additional options may be granted under such plan. In September 1997, the Board of Directors approved an amendment to the 1991 Plan, subject to stockholder approval, to increase the number of shares authorized for issuance under the 1991 Plan from 4,700,000 to 6,200,000 shares.


                                       F -  10

    The following table summarizes stock option activity through June 30, 1997:

                                                                    Weighted
                                                      Shares      Average Price
                                                   -----------------------------
   Balance at June 30, 1994                          2,248,572     $  10.42
       Granted                                         967,050     $   5.50
       Exercised                                       (56,103)    $   3.98
       Terminated/Expired                             (115,531)    $  11.14
                                                   --------------
   Balance at June 30, 1995                          3,043,988     $   9.02
       Granted                                         288,600     $  13.62
       Exercised                                      (469,078)    $   7.73
       Terminated/Expired                             (122,937)    $  13.47
                                                   --------------
   Balance at June 30, 1996                          2,740,573     $   9.53
       Granted                                       1,403,100     $  13.07
       Exercised                                      (108,830)    $   6.67
       Terminated/Expired                             (236,239)    $  13.65
                                                   --------------
   Balance at June 30, 1997                          3,798,604     $  10.66
                                                   --------------
                                                   --------------
   Available for future grant under the 1983
       Program                                          26,485
                                                   --------------
                                                   --------------

   Available for future grant under the 1991
       Plan, as amended, subject to stockholder
       approval                                      2,837,160
                                                   --------------
                                                   --------------

    The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1997:



                                                           Weighted
                                             Weighted       Average                       Weighted
       Range of Exercise       Number         Average      Remaining        Number         Average
            Prices           Outstanding     Exercise     Contractual     Exercisable     Exercise
                                              Price          Life                           Price
     ------------------------------------------------------------------------------------------------
             $.01              145,418          $.01       1.4 years        145,418         $.01
     $  5.25  -   7.00         974,745         $5.39       6.3 years        676,570        $5.39
     $  7.25  -  10.63         803,825         $8.93       5.5 years        557,915        $8.94
     $ 10.75  -  14.00       1,234,330        $12.94       8.7 years        203,760       $12.49
     $ 14.50  -  20.88         451,786        $15.90       6.8 years        225,496       $16.02
     $ 21.13  -  28.00         188,500        $26.01       4.7 years        188,500       $26.01
                            --------------                               ---------------
                             3,798,604        $10.66       6.7 years      1,997,659        $9.86
                            --------------                               ---------------
                            --------------                               ---------------

    The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 1997 or 1996. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                       F -  11

                                                     June 30,
                                              1997              1996
                                         ---------------  ---------------
    Net loss
       As reported                      $  (19,016,000)   $  (23,172,000)
       Pro forma                           (21,453,000)      (23,958,000)

    Net loss per share
       As reported                             $  (.63)          $  (.91)
       Pro forma                                  (.71)             (.94)

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for both 1997 and 1996: risk-free interest rate range of 5.25% to 6.5%; dividend yield of 0%; volatility factor of 63%; and a weighted-average expected term of 4 years. The estimated weighted average fair value at grant date for the options granted during 1997 and 1996 was $6.90 and $7.02 per option, respectively.

WARRANTS

     In July 1995, the Company issued a warrant to purchase 100,000 shares of the Company's common stock through June 2000 at $10 per share. The warrant and 50,000 shares of common stock were issued in exchange for certain PFC patents, patent rights, and related documents which resulted in a $757,000 charge in fiscal 1996. In March 1996, the Company issued a warrant to purchase 300,000 shares of common stock through February 2001 at an exercise price of $20 per share. The warrant was issued in conjunction with the license agreement and sale of convertible preferred stock discussed in Note 5. At June 30, 1997, the Company had warrants outstanding to purchase 576,414 shares of common stock at prices ranging from $6.95 to $20 per share. The warrants expire on various dates from August 1998 through February 2001.

PREFERRED STOCK

     In fiscal 1996, in conjunction with a license agreement, Hoechst Marion Roussel, Inc. ("HMRI") purchased 750,000 shares of the Company's convertible Series B Preferred Stock and 200,000 shares of its convertible Series C Preferred Stock for an aggregate of $22 million. In June 1996, all outstanding shares of convertible Series A Preferred Stock (issued to Johnson & Johnson Development Corp. ("J&JDC") in 1995) and Series B Preferred Stock and accrued dividends thereon were converted into 815,625 and 759,375 shares of Alliance common stock, respectively. In June 1997, all outstanding shares of Series C Preferred Stock were converted into 345,327 shares of Alliance common stock (see
Note 5).

     The Series A Preferred Stock carried a cumulative annual dividend of $0.50 per share. The Series B Preferred Stock carried a cumulative annual dividend of $1.00 per share. The dividends were payable in cash or common stock. In
June 1996, these dividends were paid by issuing 75,000 shares of Alliance common stock.

5.  LICENSE AGREEMENTS

     In August 1994, the Company executed a license agreement (the "Ortho License Agreement") with Ortho Biotech Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Ortho agreed to pay to Alliance a royalty based upon sales of products after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Ortho is responsible for substantially all of the costs of developing and marketing the products. In December 1996, Ortho paid the Company a $15 million milestone payment under the Ortho License Agreement. In conjunction with the Ortho License Agreement, J&JDC purchased 1.5 million shares of Alliance Series A Preferred Stock for $15 million and obtained


                                       F -  12
a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share. In June 1996, the preferred stock and warrant were converted into common stock (see Note 4).

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with HMRI, which provides HMRI with worldwide exclusive marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for most of the costs of development and marketing. In conjunction with the HMRI License Agreement, HMRI purchased 750,000 shares of the Company's convertible Series B Preferred Stock and 200,000 shares of its convertible Series C Preferred Stock for an aggregate of $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay milestone payments and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. On June 6, 1996, the Series B Preferred Stock and accrued dividends thereon were converted into 759,375 shares of the Company's common stock. On June 30, 1997, the Series C Preferred Stock converted into 345,327 shares of common stock of the Company. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. In June 1997, the Company also announced that the parties have agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, in conjunction with the temporary interruption of the LIQUIVENT clinical development program in April 1997.
The modification is being formalized by an amendment which is expected to be executed in the near future. Prior to the modification, the HMRI License Agreement required HMRI to reimburse Alliance for approved worldwide development expenses incurred by Alliance on a quarterly basis. Under the modified agreement, from July 1997, Alliance will conduct and be responsible for funding development activities in North America through December 1997. HMRI will reimburse Alliance for approved expenses for such activities in the form of payments which will be made upon the occurrence of specified events subsequent to December 1997. HMRI will continue to be responsible for conducting and funding any activities outside of North America. Beginning in January 1998, HMRI will resume funding for substantially all LIQUIVENT development expenses worldwide. The agreement in principle also provides for the establishment of a mechanism for HMRI to recoup from Alliance certain reimbursed development expenses if HMRI terminates the HMRI License Agreement prior to January 1998.

6.  INCOME TAXES

     Significant components of the Company's deferred tax assets as of June 30, 1997 are shown below. A valuation allowance of $87,091,000, of which $6,124,000 is related to 1997, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     Deferred tax assets consist of the following:

                                                             June 30,
                                                       1997            1996
                                                   -------------  --------------
       Net operating loss carryforwards            $ 69,360,000   $ 64,706,000
       Research and development credits               8,220,000      8,176,000
       Capitalized research expense                   7,286,000      6,040,000
       Other - net                                    2,225,000      2,045,000
                                                   -------------  --------------
       Total deferred tax assets                     87,091,000     80,967,000
       Valuation allowance for deferred tax assets  (87,091,000)   (80,967,000)
                                                   -------------  --------------
       Net deferred tax assets                     $         --   $         --
                                                   -------------  --------------
                                                   -------------  --------------

    Approximately $3,327,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

    At June 30, 1997, the Company had federal and various state net operating loss carryforwards of approximately $187,474,000 and $62,406,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal and other state tax loss carryforwards will begin expiring in fiscal 1998 unless previously utilized. The California tax loss carryforward began expiring in fiscal 1995. The Company also has federal and state research and development tax credit carryforwards of $6,594,000 and $2,501,000, respectively, which will begin expiring in fiscal 1998 unless previously utilized.


                                       F -  13

    Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred; however, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

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

    Minimum annual commitments related to operating lease payments at June 30, 1997 are as follows:

        Years ending June 30,
        ---------------------

         1998                                           $   2,667,000
         1999                                               2,743,000
         2000                                               1,749,000
         2001                                               1,571,000
         2002                                               1,616,000
         Thereafter                                         1,303,000
                                                        -------------
         Total                                          $  11,649,000
                                                        -------------
                                                        -------------

    Rent expense for fiscal 1997, 1996, and 1995 was $2.6 million, $2.1 million, and $2 million, respectively.

8.  SUBSEQUENT EVENT

    In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT-Registered Trademark-US. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.



                                         F -  14

                                    EXHIBIT INDEX

    Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

    The following exhibits are being filed herewith:


                                                                    Sequential

                                                                       Page

                                                                     Numbering

Number                        Document                                System
------      ----------------------------------------------        --------------
3(c)        Certificate of Amendment of Certificate of
            Incorporation of the Company filed September
            22, 1997



(23.1)      Consent of Ernst & Young LLP, Independent Auditors