Form 10-Q
period 1997-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1997-11-10
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                        or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-12900

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                     14-1644018
---------------------------------            ------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

3040 Science Park Road
San Diego, California                        92121
---------------------------------            ------------------------------
(Address of principal                        Zip Code
executive offices)

Registrant's telephone number,
including area code:                         619-558-4300
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

     Yes       X                             No
          ------------                          -------------

As of October 31, 1997, Registrant had 31,473,974 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX
-----                                                           Page No.
                                                                --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets                             3

  Condensed Consolidated Statements of Operations                   4

  Condensed Consolidated Statements of Cash Flows                   5

  Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                      8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            12

PART I FINANCIAL INFORMATION:
Item 1.  Financial Statements
   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   ----------------------------------------------
   CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------

                                                                        SEPTEMBER 30,          JUNE 30,
                                                                             1997                1997
   ASSETS                                                                (UNAUDITED)            (NOTE)
   ------                                                               -------------      -------------
   CURRENT ASSETS:
     Cash and cash equivalents                                          $  24,668,000      $  14,590,000
     Short-term investments                                                53,340,000         57,041,000
     Research revenue receivable                                            2,250,000          7,250,000
     Other current assets                                                   1,121,000          1,147,000
                                                                        -------------      -------------
           Total current assets                                            81,379,000         80,028,000

   PROPERTY, PLANT AND EQUIPMENT - NET                                     16,785,000         16,574,000
   PURCHASED TECHNOLOGY - NET                                              14,020,000         14,400,000
   OTHER ASSETS - NET                                                       1,002,000          1,011,000
                                                                        -------------      -------------
                                                                        $ 113,186,000      $ 112,013,000
                                                                        -------------      -------------
                                                                        -------------      -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                                   $   1,702,000       $  2,807,000
     Accrued expenses                                                       2,542,000          3,439,000
     Deferred revenue                                                       2,346,000          2,500,000
     Payable for acquired in-process technology                             5,057,000          7,557,000
     Current portion of long-term debt                                      1,656,000          1,508,000
                                                                        -------------      -------------
            Total current liabilities                                      13,303,000         17,811,000

   LONG-TERM DEBT                                                           2,340,000          2,742,000
   OTHER                                                                      106,000            129,000

   STOCKHOLDERS' EQUITY:
     Preferred stock - $.01 par value; 5,000,000 shares authorized;
       500,000 and 0 shares of Series D issued and outstanding at
       September 30, 1997 and June 30, 1997, respectively                       5,000                 -
     Common stock - $.01 par value; 50,000,000 shares authorized;
       31,465,564 and 31,164,935 shares issued and outstanding at
       September 30, 1997 and June 30, 1997, respectively                     315,000           311,000
     Additional paid-in capital                                           334,715,000       322,268,000
     Accumulated deficit                                                 (237,598,000)     (231,248,000)
                                                                        -------------      -------------
            Total stockholders' equity                                     97,437,000        91,331,000
                                                                        -------------      -------------
                                                                        $ 113,186,000     $ 112,013,000
                                                                        -------------      -------------
                                                                        -------------      -------------

   Note:  The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   ----------------------------------------------
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1997            1996
                                                    -----------     -----------
                                                            (UNAUDITED)
   REVENUES:
     License and research revenue                   $ 6,539,000     $ 5,750,000

   OPERATING EXPENSES:
     Research and development                        12,046,000       9,250,000
     General and administrative                       1,812,000       1,947,000
                                                    -----------     -----------
                                                     13,858,000      11,197,000
                                                    -----------     -----------
   LOSS FROM OPERATIONS                              (7,319,000)     (5,447,000)

   INVESTMENT INCOME AND OTHER - NET                    969,000       1,034,000
                                                    -----------     -----------
   NET LOSS                                         $(6,350,000)    $(4,413,000)
                                                    -----------     -----------
                                                    -----------     -----------

   NET LOSS PER COMMON SHARE                        $     (0.20)    $     (0.15)
                                                    -----------     -----------
                                                    -----------     -----------

   WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                              31,316,000      30,026,000
                                                    -----------     -----------
                                                    -----------     -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   ----------------------------------------------
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               1997              1996
                                                                          ------------       ------------
                                                                                    (UNAUDITED)
   OPERATING ACTIVITIES:
     Net loss                                                             $ (6,350,000)      $ (4,413,000)
     Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization                                         1,213,000            818,000
       Changes in operating assets and liabilities:
         Research revenue receivable                                         5,000,000                  -
         Deferred revenue                                                     (154,000)                 -
         Other assets                                                           35,000           (566,000)
         Accounts payable and accrued expenses and other                    (2,025,000)        (1,955,000)
                                                                          ------------      -------------
   Net cash used in operating activities                                    (2,281,000)        (6,116,000)
                                                                          ------------      -------------

   INVESTING ACTIVITIES:
     Short-term investments                                                  3,613,000         17,703,000
     Property, plant and equipment                                          (1,044,000)          (558,000)
                                                                          ------------      -------------
   Net cash provided by investing activities                                 2,569,000         17,145,000
                                                                          ------------      -------------

   FINANCING ACTIVITIES:
     Issuance of common stock                                                  294,000            409,000
     Issuance of convertible preferred stock                                 9,750,000                  -
     Principal payments on long-term debt                                     (254,000)          (173,000)
                                                                          ------------      -------------
   Net cash provided by financing activities                                 9,790,000            236,000
                                                                          ------------      -------------

   INCREASE IN CASH AND CASH EQUIVALENTS                                    10,078,000         11,265,000
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         14,590,000          9,480,000
                                                                          ------------      -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 24,668,000      $  20,745,000
                                                                          ------------      -------------
                                                                          ------------      -------------

   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
   Issuance of common stock in connection with
     acquired in-process technology                                       $  2,500,000


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1997 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $10 million and $8.8 million at September 30, 1997 and 1996, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years and accumulated amortization was $1.3 million and $929,000 at September 30, 1997 and 1996, respectively.

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

NEW ACCOUNTING STANDARDS.

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

2. LICENSE AGREEMENT

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT-Registered Trademark-US. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to continue to spend substantial amounts on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has entered into collaborative research and development agreements with companies for OXYGENTTM, LIQUIVENT-Registered Trademark-, IMAGENT US, and RODA TM. The arrangements with its existing partners for OXYGENT, LIQUIVENT, and IMAGENT US require them to reimburse the Company for certain approved development expenses incurred for the respective products. All three partners for such products will make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA Medical Corporation for substantially all of its development expenses and to share revenues on the sale of products. If some of the development events under its existing agreements are achieved and the relevant payments made by partners, the Company could become profitable on a periodic basis over the next two years, prior to the commercialization of products. However, the timing and amounts of such payments, if any, cannot be predicted with certainty and may not occur if product development events are not achieved. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1997, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. Amounts borrowed under the agreement are secured by certain fixed assets and, pursuant to two promissory notes, are to be repaid over three and four years, respectively. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On September 30, 1997, the balance outstanding on these loans was $3.2 million. The Company has another loan from a financing company with an outstanding balance of $752,000 on September 30, 1997. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

     In September 1997, the Company entered into the Schering License Agreement with Schering AG, Germany. See Note 2 to the Condensed
Consolidated Financial Statements for information related to the license agreement.

     See Note 1 to the Condensed Consolidated Financial Statements for information related to the November 1996 acquisition of MDV by the Company.

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provides HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product is being developed jointly by Alliance and HMRI, with HMRI responsible for most of the costs of development and marketing. HMRI has agreed to pay milestone payments and royalties on product sales. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties have agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, in conjunction with the temporary interruption of the LIQUIVENT clinical development program in April 1997. The modification is being formalized by an amendment which is expected to be executed in the near future. Prior to the modification, the HMRI License Agreement required HMRI to reimburse Alliance for approved worldwide development expenses incurred by Alliance on a quarterly basis. Under the modified agreement, from July 1997 Alliance will conduct and be responsible for funding development activities in North America through December 1997. HMRI will reimburse Alliance for approved expenses for such activities in the form of payments which will be made upon the occurrence of specified events subsequent to December 1997. HMRI will continue to be responsible for conducting and funding any activities outside of North America. Beginning in January 1998, HMRI will resume funding for substantially all LIQUIVENT development expenses worldwide. The agreement in principle provides for the establishment of a mechanism for HMRI to recoup from Alliance certain reimbursed development expenses if HMRI terminates the HMRI License Agreement prior to January 1998.

     In August 1994, the Company executed a license agreement (the "Ortho License Agreement") with Ortho Biotech Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provides Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Ortho has agreed to pay milestone payments and royalties on product sales. Ortho is responsible for substantially all of the costs of developing and marketing the products. In December 1996, Ortho paid the Company a $15 million milestone payment under the Ortho License Agreement.

     The Company had net working capital of $68.1 million at September 30, 1997, compared to $62.2 million at June 30, 1997. The Company's cash, cash equivalents, and short-term investments increased to $78 million at September 30, 1997 from $71.6 million at June 30, 1997.

     The increase resulted primarily from proceeds from the sale of convertible preferred stock of $10 million in conjunction with the Schering License Agreement, offset by cash used in operations of $2.3 million and property, plant and equipment additions of $1 million. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     Alliance believes that its current capital resources, expected revenues from the Ortho License Agreement, HMRI License Agreement, and Schering License Agreement, and investments will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     The Company anticipates that capital expenditures for facilities will increase significantly over the next twelve to eighteen months, some or all of which will be financed by third parties. While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. The Company's existing San Diego facility currently produces material for clinical trials for IMAGENT US. The Company is in the process of leasing an additional facility and will expand its market launch production capacity in San Diego for IMAGENT US. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility complies with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho License Agreement provides an option for Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The HMRI License Agreement requires the Company to manufacture LIQUIVENT at its Otisville facility for a period of time after market launch and to sell the product to HMRI at a negotiated price. HMRI will be responsible for establishing production capacity beyond the maximum capacity of the Otisville facility. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's license and research revenue increased by approximately 14% to $6.5 million for the three months ended September 30, 1997, compared to $5.8 million for the three months ended September 30, 1996. The increase is primarily a result of the $4 million initial license fee received under the Schering License Agreement, net of a reduction in research revenue from the license agreement with HMRI. The Company expects research revenue to continue at comparable levels in 1998 compared to 1997, but expects milestone payments to diminish.

     Research and development expenses increased by approximately 30% to $12 million for the three months ended September 30, 1997, compared to $9.3 million for the three months ended September 30, 1996. The net increase in expenses was primarily due to an increase of $1.4 million in payments to universities and outside consultants for preclinical and clinical trials and other product development work and an increase of $833,000 in staffing costs.

     General and administrative expenses decreased by approximately 7% to $1.8 million for the three months ended September 30, 1997, compared to $1.9 million for the three months ended September 30, 1996.

     Investment income and other was $969,000 for the three months ended September 30, 1997, compared to $1 million for the three months ended September 30, 1996.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:
Item 6.  Exhibits and Reports on Form 8-K
(a)  There were no exhibits.
(b) The Company filed a report on Form 8-K dated September 23, 1997, regarding the Schering License Agreement, which information is contained in Note 2 to the Condensed Consolidated Financial Statements above.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIANCE PHARMACEUTICAL CORP.
                                                    (Registrant)

                                        /s/ THEODORE D. ROTH
                                            ----------------
                                            Theodore D. Roth
                                        Executive Vice President
                                      and Chief Financial Officer
Date:  November 7, 1997