Form 10-Q
period 1997-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1998-02-13
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
_________      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      or

_________      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________ to ________

                        Commission File Number 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
            (Exact name of Registrant as specified in its charter)

New York                               14-1644018
--------------------------------       -----------------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification Number)

3040 Science Park Road
San Diego, California                  92121
--------------------------------       -----------------------------------
(Address of principal                  Zip Code
executive offices)

Registrant's telephone number,
including area code:                   619-558-4300
                                       -----------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes           X                    No
         ------------------------          ---------------------------------

As of February 3, 1998, Registrant had 31,934,345 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
----------------------------------------------



INDEX                                                       Page No.
-----                                                       --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets                        3

  Condensed Consolidated Statements of Operations              4

  Condensed Consolidated Statements of Cash Flows              5

  Notes to Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders   13

Item 6. Exhibits and Reports on Form 8-K                      13


PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                    DECEMBER 31,        JUNE 30,
                                                                        1997              1997
                                                                   ------------      --------------
 ASSETS                                                             (UNAUDITED)          (NOTE)
-------
 CURRENT ASSETS:
  Cash and cash equivalents                                         $ 15,461,000      $ 15,368,000
  Short-term investments                                              53,024,000        57,041,000
  Research revenue receivable                                          4,213,000         7,250,000
  Other current assets                                                 1,200,000         1,147,000
                                                                    ------------      ------------
    Total current assets                                              73,898,000        80,806,000

 PROPERTY, PLANT AND EQUIPMENT - NET                                  17,664,000        16,574,000
 PURCHASED TECHNOLOGY - NET                                           13,640,000        14,400,000
 OTHER ASSETS - NET                                                      253,000           233,000
                                                                    ------------      ------------
                                                                    $105,455,000      $112,013,000
                                                                    ------------      ------------
                                                                    ------------      ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                                  $  1,671,000      $  2,807,000
  Accrued expenses                                                     2,785,000         3,439,000
  Deferred revenue                                                     2,286,000         2,500,000
  Payable for acquired in-process technology                                   -         7,557,000
  Current portion of long-term debt                                    1,626,000         1,508,000
                                                                    ------------      ------------
    Total current liabilities                                          8,368,000        17,811,000

 LONG-TERM DEBT                                                        2,080,000         2,742,000
 OTHER                                                                    85,000           129,000

 STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 5,000,000 shares authorized;
   500,000 and 0 shares of Series D issued and outstanding at
   December 31, 1997 and June 30, 1997, respectively                       5,000                 -
  Common stock - $.01 par value; 50,000,000 shares authorized;
   31,934,345 and 31,164,935 shares issued and outstanding at
   December 31, 1997 and June 30, 1997, respectively                     319,000           311,000
  Additional paid-in capital                                         339,660,000       322,268,000
  Accumulated deficit                                               (245,062,000)     (231,248,000)
                                                                    ------------      ------------
    Total stockholders' equity                                        94,922,000        91,331,000
                                                                    ------------      ------------
                                                                    $105,455,000     $ 112,013,000
                                                                    ------------      ------------
                                                                    ------------      ------------


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

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                          1997          1996           1997           1996
                                                      -----------   -----------    -----------    -----------
                                                             (UNAUDITED)                   (UNAUDITED)
REVENUES:
  License and research revenue                        $ 5,274,000   $ 22,126,000   $ 11,813,000   $ 27,876,000

OPERATING EXPENSES:
  Research and development                             11,778,000     10,469,000     23,824,000     19,720,000
  General and administrative                            1,868,000      1,923,000      3,680,000      3,869,000
  Acquired in-process technology                                -     16,020,000              -     16,020,000
                                                      -----------    -----------   ------------   ------------
                                                       13,646,000     28,412,000     27,504,000     39,609,000
                                                      -----------    -----------   ------------   ------------
LOSS FROM OPERATIONS                                   (8,372,000)    (6,286,000)   (15,691,000)   (11,733,000)

INVESTMENT INCOME AND OTHER - NET                         908,000        938,000      1,877,000      1,972,000
                                                      -----------    -----------   ------------   ------------
NET LOSS                                              $(7,464,000)  $ (5,348,000)  $(13,814,000)   $(9,761,000)
                                                      -----------    -----------   ------------   ------------
                                                      -----------    -----------   ------------   ------------
 NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                   $     (0.24)   $     (0.18)  $      (0.44)  $      (0.32)
                                                      -----------    -----------   ------------   ------------
                                                      -----------    -----------   ------------   ------------
 WEIGHTED AVERAGE SHARES OUSTANDING:
  BASIC AND DILUTED                                    31,458,000     30,168,000     31,387,000     30,103,000
                                                      -----------    -----------   ------------   ------------
                                                      -----------    -----------   ------------   ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             1997              1996
                                                                       --------------    --------------
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
 Net loss                                                              $ (13,814,000)    $  (9,761,000)
 Adjustments to reconcile net loss to net cash used in operations:
  Depreciation and amortization                                            2,488,000         1,829,000
  Charge for acquired in-process technology                                        -        16,020,000
  Changes in operating assets and liabilities:
   Research revenue receivable                                             3,037,000        (1,250,000)
   Deferred revenue                                                         (214,000)                -
   Other assets                                                              (73,000)         (273,000)
   Accounts payable and accrued expenses and other                        (1,833,000)          500,000
                                                                       --------------    --------------
Net cash provided by (used in) operating activities                      (10,409,000)        7,065,000
                                                                       --------------    --------------
INVESTING ACTIVITIES:
 Short-term investments                                                    3,929,000         6,157,000
 Property, plant and equipment                                            (2,818,000)       (2,603,000)
 Payment for acquired in-process technology                                  (57,000)         (467,000)
                                                                       --------------    --------------
Net cash provided by investing activities                                  1,054,000         3,087,000
                                                                       --------------    --------------
FINANCING ACTIVITIES:
 Issuance of common stock                                                    394,000           350,000
 Issuance of convertible preferred stock                                   9,600,000                 -
 Principal payments on long-term debt                                       (546,000)         (351,000)
                                                                       --------------    --------------
Net cash provided by (used in) financing activities                        9,448,000            (1,000)
                                                                       --------------    --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         93,000        10,151,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          15,368,000        10,258,000
                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  15,461,000     $  20,409,000
                                                                       --------------    --------------
                                                                       --------------    --------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Payable for acquired in-process technology                                               $  12,878,000
Issuance of common stock in connection with
 acquired in-process technology                                        $   7,500,000     $   2,675,000


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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 1997 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $10.3 million and $9.7 million at December 31, 1997 and June 30, 1997, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years and accumulated amortization was $1.4 million and $1.2 million at December 31, 1997 and June 30, 1997, respectively.

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

     The consideration payable in the MDV Merger consists of $15.5 million, payable in common stock or cash, of which $8 million was paid during fiscal 1997, and $7.5 million was paid during fiscal 1998. The $8 million payments made in fiscal 1997 and the $7.5 million payments made in fiscal 1998 were made through the delivery of 703,093 and 706,100 shares of the Company's common stock, respectively. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made, because they are dependent on future developments which are inherently uncertain.

NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

2.  LICENSE AGREEMENT

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT-Registered Trademark- US. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The amount of net losses and the time required by the Company to achieve profitability are highly uncertain due to differences in the timing of revenues earned and expenses incurred. The Company has entered into collaborative research and development agreements with companies for OXYGENT, IMAGENT US, and RODA-TM-. The arrangements with its existing partners for OXYGENT and IMAGENT US require them to reimburse the Company for certain approved development expenses incurred for the respective products. Both partners for such products will make milestone payments to the Company upon the achievement of certain product development events, and pay royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA Medical Corporation for substantially all of its development expenses and to share revenues on the sale of products. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 1997, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. In December 1997, the Company restructured the agreement and increased the amount available under the loan to $15.2 million. Amounts borrowed under the agreement are secured by certain financial assets and are to be repaid over five years. On December
31, 1997, the balance outstanding on this loan was $3.2 million. In January 1998, the Company borrowed an additional $5 million under the agreement. The Company has another loan from a financing company with an outstanding balance of $554,000 on December 31, 1997. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

     In September 1997, the Company entered into the Schering License Agreement with Schering. See Note 2 to the Condensed Consolidated Financial Statements for information related to the license agreement. In December 1997, Schering paid the Company a $1 million milestone payment under the Schering License Agreement.

     See Note 1 to the Condensed Consolidated Financial Statements for information related to the November 1996 acquisition of MDV by the Company.

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provided HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. Under the agreement, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work. On December 5, 1997, HMRI gave written notice of termination of the HMRI License Agreement. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of approximately $2.3 million of clinical trial supplies from HMRI. Because of the termination of the arrangement with HMRI, Alliance will incur a substantial increase in development expenses related to LIQUIVENT and a substantial decrease in research revenue.

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

     The Company had net working capital of $65.5 million at December 31, 1997, compared to $63 million at June 30, 1997. The Company's cash, cash equivalents, and short-term investments decreased to $68.5 million at December 31, 1997 from $72.4 million at June 30, 1997. The decrease resulted primarily from cash used in operations of $10.4 million and property, plant, and equipment additions of $2.8 million, partially offset by net proceeds from the sale of convertible preferred stock of $9.6 million in conjunction with the Schering License Agreement. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     The Company expects to incur substantial additional expenditures associated with product development, particularly LIQUIVENT. The Company will seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that funds from these sources will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance believes that its current capital resources, expected revenues from the Ortho License Agreement and Schering License Agreement, and investments will be adequate to satisfy its capital requirements for at least the next 24 months. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     The Company anticipates that capital expenditures for facilities will increase over the next twelve to eighteen months, some or all of which will be financed by third parties. While the Company believes that it can produce materials for clinical trials and the initial market launch for its emulsion products at its existing San Diego facility and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. The Company's existing San Diego facility currently produces material for clinical trials for IMAGENT US. The Company has leased an additional facility and is currently expanding its market launch production capacity in San Diego for IMAGENT US. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility complies with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho License Agreement provides an option for Ortho to elect to manufacture the emulsion products referred to therein, or to require the Company to manufacture such products at a negotiated price. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

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

RESULTS OF OPERATIONS

     SIX MONTHS ENDED DECEMBER 31, 1997 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

     The Company's license and research revenue decreased by $16.1 million to $11.8 million for the six months ended December 31, 1997, compared to $27.9 million for the six months ended December 31, 1996. The six months ended December 31, 1996 included a $15 million milestone payment from Ortho under the Ortho License Agreement. The Company expects research revenue to continue to decrease in 1998 compared to 1997, due to the termination of the HMRI License Agreement, and also expects milestone payments to diminish.

     Research and development expenses increased by 21% to $23.8 million for the six months ended December 31, 1997, compared to $19.7 million for the six months ended December 31, 1996. The increase in expenses was primarily due to a $1.3 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.8 million increase in staffing costs, a $463,000 increase in rent and lease expense, a

$456,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities.

     General and administrative expenses decreased by 5% to $3.7 million for the six months ended December 31, 1997, compared to $3.9 million for the six months ended December 31, 1996. The decrease in general and administrative expenses was primarily due to a decrease in professional fees.

     The Company accounted for the acquisition of MDV as a purchase, and recorded a one-time charge in the six months ended December 31, 1996 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $1.9 million for the six months ended December 31, 1997, compared to $2 million for the six months ended December 31, 1996.

     THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

     The Company's license and research revenue decreased by $16.8 million to $5.3 million for the three months ended December 31, 1997, compared to $22.1 million for the three months ended December 31, 1996. The three months ended December 31, 1996 included a $15 million milestone payment from Ortho under the Ortho License Agreement. The Company expects research revenue to continue to decrease in 1998 compared to 1997, due to the termination of the HMRI License Agreement, and also expects milestone payments to diminish.

     Research and development expenses increased by approximately 13% to $11.8 million for the three months ended December 31, 1997, compared to $10.5 million for the three months ended December 31, 1996. The increase in expenses was primarily due to a $1 million increase in staffing costs, and a $245,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities.

     General and administrative expenses were $1.9 million for the three months ended December 31, 1997, compared to $1.9 million for the three months ended December 31, 1996.

     The Company accounted for the acquisition of MDV as a purchase, and recorded a one-time charge in the three months ended December 31, 1996 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $908,000 for the three months ended December 31, 1997, compared to $938,000 for the three months ended December 31, 1996.

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

PART II  OTHER INFORMATION:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders was held on November 12, 1997. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

                                                                   Broker
            Director                For     Against    Withheld  Non-Votes
     Pedro Cuatrecasas, M.D.    24,563,139     0        575,452    0
     Carroll O. Johnson         24,567,519     0        571,072    0
     Stephen M. McGrath         24,567,519     0        571,072    0
     Donald E. O'Neill          24,567,019     0        571,572    0
     Helen M. Ranney, M.D.      24,566,919     0        571,672    0
     Jean G. Riess, Ph.D.       24,567,419     0        571,172    0
     Duane J. Roth              24,566,798     0        571,793    0
     Thomas F. Zuck, M.D.       24,567,519     0        571,072    0

     The shareholders of the Company voted to amend the 1991 Stock Option Plan of the Company to increase the number of shares available for issuance thereunder in accordance with the following vote:

21,367,005 For  3,647,824 Against   123,762 Withheld  0 Broker Non-Votes

     The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 1998 in accordance with the following vote:

25,052,600 For    42,427 Against     43,564 Withheld  0 Broker Non-Votes

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     10(a) Credit Agreement dated as of December 5, 1997 between the Company and Imperial Bank.
     10(b) Promissory Note dated December 5, 1997 executed by the Company in favor of Imperial Bank.
(b)  There was no report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLIANCE PHARMACEUTICAL CORP.
                                                 (Registrant)

                                           \s\ Theodore D. Roth
                                       -----------------------------
                                             Theodore D. Roth
                                          Executive Vice President
                                        and Chief Financial Officer
Date:  February 11, 1998

                         Alliance Pharmaceutical Corp.
                                   Form 10-Q
                                 EXHIBIT INDEX



     The following exhibits are being filed herewith:

Number                         Document
------    -----------------------------------------------------
10(a)     Credit Agreement dated as of December 5, 1997 between
          the Company and Imperial Bank.

10(b)     Promissory Note dated December 5, 1997 executed by the
          Company in favor of Imperial Bank.