Form 10-Q
period 1998-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1998-05-05
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from               to

                        Commission File Number 0-12900

                         ALLIANCE PHARMACEUTICAL CORP.
            (Exact name of Registrant as specified in its charter)

New York                                       14-1644018
------------------------------                 -------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification Number)


3040 Science Park Road
San Diego, California                          92121
------------------------------                 -------------------------------
(Address of principal                          Zip Code
executive offices)

Registrant's telephone number,
including area code:                           619-558-4300
                                               -------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes  X                                    No
         ---                                      ---

As of April 30, 1998, Registrant had 31,994,338 shares of its Common Stock, $.01 par value, outstanding.

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


PART I  FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                        MARCH 31,         JUNE 30,
                                                                         1998             1997
                                                                    --------------    -------------
 ASSETS                                                              (UNAUDITED)         (NOTE)
 ------
 Current assets:
  Cash and cash equivalents                                         $   17,691,000    $  15,368,000
  Short-term investments                                                43,152,000       57,041,000
  Research revenue receivable                                            6,177,000        7,250,000
  Other current assets                                                   1,265,000        1,147,000
                                                                    --------------    -------------
    Total current assets                                                68,285,000       80,806,000

 PROPERTY, PLANT AND EQUIPMENT - NET                                    20,407,000       16,574,000
 PURCHASED TECHNOLOGY - NET                                             13,260,000       14,400,000
 OTHER ASSETS - NET                                                        273,000          233,000
                                                                    --------------    -------------
                                                                    $  102,225,000    $ 112,013,000
                                                                    --------------    -------------
                                                                    --------------    -------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
 CURRENT LIABILITIES:
  Accounts payable                                                  $    1,555,000    $   2,807,000
  Accrued expenses                                                       2,938,000        3,439,000
  Deferred revenue                                                       2,286,000        2,500,000
  Payable for acquired in-process technology                                     -        7,557,000
  Current portion of long-term debt                                        652,000        1,508,000
                                                                    --------------    -------------
    Total current liabilities                                            7,431,000       17,811,000

 LONG-TERM DEBT                                                          9,648,000        2,742,000
 OTHER                                                                      61,000          129,000

 STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 5,000,000 shares authorized;
   500,000 and 0 shares of Series D issued and outstanding at
   March 31, 1998 and June 30, 1997, respectively                            5,000                -
  Common stock - $.01 par value; 50,000,000 shares authorized;
   31,988,138 and 31,164,935 shares issued and outstanding at
   March 31, 1998 and June 30, 1997, respectively                          320,000          311,000
  Additional paid-in capital                                           339,983,000      322,268,000
  Accumulated deficit                                                (255,223,000)     (231,248,000)
                                                                    --------------    -------------
    Total stockholders' equity                                          85,085,000       91,331,000
                                                                    --------------    -------------
                                                                    $  102,225,000    $ 112,013,000
                                                                    --------------    -------------
                                                                    --------------    -------------


Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                          1998           1997           1998          1997
                                                     ------------    -----------   ------------   ------------
                                                               (UNAUDITED)                (UNAUDITED)
 REVENUES:
  License and research revenue                       $  4,331,000    $ 6,838,000   $ 16,144,000   $ 34,714,000
 OPERATING EXPENSES:
  Research and development                             13,414,000     10,380,000     37,238,000     30,100,000
  General and administrative                            2,285,000      2,093,000      5,965,000      5,962,000
  Acquired in-process technology                                -              -              -     16,020,000
                                                     ------------    -----------   ------------   ------------
                                                       15,699,000     12,473,000     43,203,000     52,082,000
                                                     ------------    -----------   ------------   ------------
 LOSS FROM OPERATIONS                                 (11,368,000)    (5,635,000)   (27,059,000)   (17,368,000)
 INVESTMENT INCOME AND OTHER - NET                      1,207,000      1,140,000      3,084,000      3,112,000
                                                     ------------    -----------   ------------   ------------
 NET LOSS                                            $(10,161,000)   $(4,495,000)  $(23,975,000)  $(14,256,000)
                                                     ------------    -----------   ------------   ------------
                                                     ------------    -----------   ------------   ------------
 NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                  $      (0.32)   $     (0.15)  $      (0.76)  $      (0.47)
                                                     ------------    -----------   ------------   ------------
                                                     ------------    -----------   ------------   ------------
 WEIGHTED AVERAGE SHARES OUSTANDING:
  BASIC AND DILUTED                                    31,946,000     30,259,000     31,657,000     30,154,000
                                                     ------------    -----------   ------------   ------------
                                                     ------------    -----------   ------------   ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         1998                1997
                                                                     ------------       ------------
                                                                               (UNAUDITED)
 OPERATING ACTIVITIES:
  Net loss                                                           $(23,975,000)     $(14,256,000)
  Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization                                        3,737,000         2,885,000
   Charge for acquired in-process technology                                    -        16,020,000
   Non-cash compensation - net                                            320,000                 -
   Changes in operating assets and liabilities:
    Research revenue receivable                                         1,073,000        (1,000,000)
    Deferred revenue                                                     (214,000)                -
    Other assets                                                         (158,000)           31,000
    Accounts payable and accrued expenses and other                    (1,821,000)         (572,000)
                                                                     ------------      ------------
 Net cash provided by (used in) operating activities                  (21,038,000)        3,108,000
                                                                     ------------      ------------

 INVESTING ACTIVITIES:
  Short-term investments                                               13,672,000        (1,269,000)
  Property, plant and equipment                                        (6,430,000)       (4,360,000)
  Payment for acquired in-process technology                              (57,000)         (595,000)
                                                                     ------------      ------------
 Net cash provided by (used in) investing activities                    7,185,000        (6,224,000)
                                                                     ------------      ------------

 FINANCING ACTIVITIES:
  Issuance of common stock                                                526,000           884,000
  Issuance of convertible preferred stock                               9,600,000                 -
  Proceeds from long-term debt                                          6,800,000         3,493,000
  Principal payments on long-term debt                                   (750,000)         (596,000)
                                                                     ------------      ------------
 Net cash provided by financing activities                             16,176,000         3,781,000
                                                                     ------------      ------------

 INCREASE IN CASH AND CASH EQUIVALENTS                                  2,323,000           665,000
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      15,368,000        10,258,000
                                                                     ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  17,691,000      $ 10,923,000
                                                                     ------------      ------------
                                                                     ------------      ------------

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
 Payable for acquired in-process technology                                            $ 10,078,000
 Issuance of common stock in connection with
  acquired in-process technology                                    $   7,500,000      $  5,347,000


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. Accumulated amortization for this PFC technology was $10.5 million and $9.7 million at March 31, 1998 and June 30, 1997, respectively. The technology acquired from BioPulmonics is being amortized over five to seven years and accumulated amortization was $1.4 million and $1.2 million at March 31, 1998 and June 30, 1997, respectively.

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

     The consideration payable in the MDV Merger consisted of $15.5 million, payable in common stock or cash, of which $8 million was paid during fiscal 1997, and $7.5 million was paid during fiscal 1998. The $8 million payments made in fiscal 1997 and the $7.5 million payments made in fiscal 1998 were made through the delivery of 703,093 and 706,100 shares of the Company's common stock, respectively. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made, because they are dependent on future developments which are inherently uncertain.

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

2.  LICENSE AGREEMENT

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT-Registered Trademark-. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing and clinical trials, regulatory activities, and commercial manufacturing start-up. The amount of net losses and the time required by the Company to achieve profitability are highly uncertain due to differences in the timing of revenues earned and expenses incurred. The Company has entered into collaborative research and development agreements with companies for OXYGENT, IMAGENT, and RODA-TM-. The arrangements with its existing partners for OXYGENT and IMAGENT require them to reimburse the Company for certain approved development expenses incurred for the respective products. Both partners for such products will make milestone payments to the Company upon the achievement of certain product development events, and pay royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA Medical Corporation for substantially all of its development expenses and to share revenues on the sale of products. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through March 1998, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. In December 1997, the Company restructured the agreement and increased the amount available under the loan to $15.2 million. Amounts borrowed under the agreement are secured by certain financial assets and are to be repaid over five years. During the quarter ended March 31, 1998, the Company borrowed an additional $6.8 million under the agreement. On March 31, 1998, the balance outstanding on this loan was $10 million. The Company has another loan from a financing company with an outstanding balance of $351,000 on March 31, 1998. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

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

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provided HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. Under the agreement, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, and (ii) temporarily revise the method for reimbursing the expenses for portions of the development work. On December 5, 1997, HMRI gave written notice of termination of the HMRI License Agreement. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of approximately $2.3 million of clinical trial supplies from HMRI. Because of the termination of the arrangement with HMRI, Alliance has incurred and will continue to incur a substantial increase in development expenses related to LIQUIVENT and a substantial decrease in research revenue.

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

     The Company had net working capital of $60.9 million at March 31, 1998, compared to $63 million at June 30, 1997. The Company's cash, cash equivalents, and short-term investments decreased to $60.8 million at March 31, 1998 from $72.4 million at June 30, 1997. The decrease resulted primarily from cash used in operations of $21 million and property, plant, and equipment additions of $6.4 million, partially offset by proceeds from a loan and security agreement of $6.8 million and by net proceeds from the sale of convertible preferred stock of $9.6 million in conjunction with the Schering License Agreement. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     Alliance believes that its current capital resources, expected revenues from the Ortho License Agreement and Schering License Agreement, and investments will be adequate to satisfy its capital requirements through fiscal 1999. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     The Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAGENT from its existing San Diego facilities, which are currently undergoing improvements and will continue to undergo improvements for the next twelve to eighteen months to meet the Company's continuing needs. Additionally, the Company believes it can produce materials for clinical trials and initial market launch for LIQUIVENT at its Otisville, New York facility. However, Alliance may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site or obtained any regulatory approvals for construction of a commercial production facility for its products, nor can there be any assurance that it will be able to do so. The Company cannot predict the amount that it will expend for the construction of such a production facility, and there can be no assurance as to when or whether the U.S. Food and Drug Administration will determine that such facility complies with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other things. The Ortho License Agreement provides an option for Ortho to elect to manufacture OXYGENT, or to require the Company to manufacture such products at a negotiated price. The Schering License Agreement requires the Company to manufacture IMAGENT at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

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

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

     The Company's license and research revenue decreased by $18.6 million to $16.1 million for the nine months ended March 31, 1998, compared to $34.7 million for the nine months ended March 31, 1997. The nine months ended March 31, 1997 included a $15 million milestone payment from Ortho under the Ortho License Agreement. The Company expects research revenue to continue to decrease in 1998 compared to 1997, due to the termination of the HMRI License Agreement, and also expects milestone payments to diminish.

     Research and development expenses increased by 24% to $37.2 million for the nine months ended March 31, 1998, compared to $30.1 million for the nine months ended March 31, 1997. The increase in expenses was primarily due to a $2.1 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $3.6 million increase in staffing costs for employees primarily engaged in research and development activities, a $523,000 increase in rent and lease expense, a $655,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities.

     General and administrative expenses were $6 million for the nine months ended March 31, 1998, compared to $6 million for the nine months ended March 31, 1997.

     The Company accounted for the acquisition of MDV as a purchase, and recorded a one-time charge in the nine months ended March 31, 1997 of $16 million, including the $15.5 million scheduled payments and related transaction costs.

     Investment income and other was $3.1 million for the nine months ended March 31, 1998, compared to $3.1 million for the nine months ended March 31, 1997.

     THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     The Company's license and research revenue decreased by $2.5 million to $4.3 million for the three months ended March 31, 1998, compared to $6.8 million for the three months ended March 31, 1997. The decrease in revenue was primarily due to the termination of the HMRI License Agreement. The Company expects research revenue to continue to decrease in 1998 compared to 1997, due to the termination of the HMRI License Agreement, and also expects milestone payments to diminish.

     Research and development expenses increased by 29% to $13.4 million for the three months ended March 31, 1998, compared to $10.4 million for the three months ended March 31, 1997. The increase in expenses was primarily due to a $1.8 million increase in staffing costs for employees primarily engaged in research and development activities, a $769,000 increase in payments to outside researchers for preclinical and clinical trials and other product development work, and a $200,000 increase in depreciation expense.

     General and administrative expenses were $2.3 million for the three months ended March 31, 1998, compared to $2.1 million for the three months ended March 31, 1997.

     Investment income and other was $1.2 for the three months ended March 31, 1998, compared to $1.1 for the three months ended March 31, 1997.

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

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None
(b) On February 28, 1998, the Company filed an amendment to the Current Report on Form 8-K dated September 23, 1997. The report announced that the Company entered into the Schering License Agreement which provides
     Schering with worldwide exclusive marketing and manufacturing rights to the Company's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including
     IMAGENT.  The amendment modified the redacted portions of the Schering
     License Agreement filed with the original report.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIANCE PHARMACEUTICAL CORP.
                                            (Registrant)

                                        \s\ Theodore D. Roth
                                      --------------------------
                                          Theodore D. Roth
                                      Executive Vice President
                                    and Chief Financial Officer
Date:  May 5, 1998