Form 10-K
period 1998-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1998-09-11
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------
                                  FORM 10-K

 (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            JUNE 30, 1998
                          ------------------------------------------------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------- ------------    -----------------------

                      Commission file number    0-12950

                        ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               New York                               14-1644018
----------------------------------------  --------------------------------------
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

3040 Science Park Road, San Diego, CA                    92121
----------------------------------------  --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    619-558-4300
                                                     ---------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH
          TITLE OF EACH CLASS                  EXCHANGE ON WHICH REGISTERED
          -------------------                  ----------------------------

               NONE
----------------------------------------  --------------------------------------
----------------------------------------  --------------------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market on September 4, 1998, was $83 million.

The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 4, 1998 was 32,042,482.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1998 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


                          [COVER PAGE 2 OF 2 PAGES]

                                    PART I

     EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. THE COMPANY REFERS YOU TO CAUTIONARY INFORMATION CONTAINED ELSEWHERE HEREIN, IN OTHER DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME, AND THOSE RISK FACTORS SET FORTH IN THE COMPANY'S RECENT REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NUMBER 333-15905).

ITEM 1.  BUSINESS

     Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalties. To date, the Company has developed three innovative products through initial clinical (human) trials, and is in, or is preparing to enter, pivotal clinical trials for these products. The products are OXYGENT-TM-, an intravascular oxygen carrier to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency); LIQUIVENT-Registered Trademark-, an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation; and IMAGENT-Registered Trademark-, an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function, organ lesions and to detect blood flow abnormalities, which is licensed to Schering AG, Germany.

     The Company's strategy is to identify potential new medical products through scientific collaborations with researchers and clinicians in universities and medical centers where many of the basic causes of disease and potential targets for new therapies are discovered. Using its experience in defining pharmaceutical formulations, designing manufacturing processes, conducting preclinical pharmacology and toxicology studies, and conducting human testing, Alliance endeavors to advance such discoveries into clinical development. The Company seeks collaborative relationships for the final stages of product development, including completing late-phase human testing, obtaining worldwide regulatory approvals, building large-scale manufacturing capacities, and marketing.

     The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121, and its telephone number is (619) 558-4300.

PRODUCTS IN CLINICAL DEVELOPMENT

     Three of Alliance's products are currently in late-stage clinical development. These are OXYGENT, LIQUIVENT, and IMAGENT, which are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases safely throughout the body. The Company also has two additional products in clinical development, RODA-TM-, a device intended to measure the cardiovascular and oxygenation status of patients, and FloGel-Registered Trademark-, a thermoreversible agent for reduction of surgical adhesions.

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

     OXYGENT has several potential advantages over the use of allogeneic (donor) blood: there is no risk of infectious disease transmission; it is compatible with all blood types; it has a shelf-life of approximately two years; and it can be sterilized. According to the 1995 estimates in the American Journal of Surgery, the risks per unit of blood transfused in the United States are 1:2,500 for bacterial infections, 1:5,000 for hepatitis, 1:600,000 for fatal hemolytic reactions, primarily due to clerical error, and 1:420,000 for HIV infection (AIDS). To minimize the use of allogeneic blood and to avoid these risks, certain techniques can be employed that allow use of the patient's own (autologous) blood during surgery. These techniques include (i) predonation, in which the patient donates several units of his or her blood in the six weeks preceding surgery, (ii) perioperative hemodilution, in which several units of the patient's blood are removed just prior to surgery and are replaced with a plasma expander, and
(iii) blood salvage, wherein a device (cell saver) is used to collect blood lost during the surgical procedure. OXYGENT can be used with any of these autologous blood collection techniques to enhance safety, by reducing the need for allogeneic blood. When a blood transfusion is indicated during surgery, one or more doses of OXYGENT would be used in place of allogeneic blood to maintain an adequate level of oxygen delivery despite a lower red blood cell concentration. This use of OXYGENT should delay or reduce the need for the transfusion of donor blood, thereby avoiding its associated risks. OXYGENT may also be advantageous during emergency situations such as trauma, acute myocardial infarctions (heart attacks), or transient ischemia (oxygen deprivation) in specific organs where there is an immediate need to augment oxygen delivery to the tissues.

     In fiscal 1997, two large multicenter Phase II clinical studies of OXYGENT were completed in general surgery patients in the United States and Europe. In fiscal 1998, three additional Phase II studies were completed in which OXYGENT was administered to cardiac surgery patients undergoing cardiopulmonary bypass procedures. Phase III clinical trials in general surgery patients are expected to begin before the end of calendar 1998.

     In August 1994, the Company entered into a license agreement (the "Ortho License Agreement"), with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho"), which provided Ortho with certain development and worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. In May 1998, because of disagreements as to the scope and timing of further clinical development, including whether to proceed with Phase III trials at that time and for which indications, Ortho and Alliance restructured their agreement. Under the restructured agreement, Alliance assumed responsibility for worldwide development of OXYGENT at its own cost, and Ortho has a limited right of first offer to enter into a development or marketing or license agreement for OXYGENT, which right may be repurchased by Alliance for $2 million under certain circumstances.

LIQUIVENT. LIQUIVENT (neat perflubron) is an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation. Each year, more than 800,000 patients in the United States are placed on mechanical gas ventilators for treatment of lung dysfunction. Many of these patients suffer from acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function. The most urgent need for these patients is to improve their blood oxygenation. However, the prolonged use of high ventilatory pressures or high continuous concentrations of inspired oxygen can further damage the patient's lungs. Some of these patients may benefit from treatment with LIQUIVENT.

     LIQUIVENT is intended to be used in a technique called partial liquid ventilation ("PLV"). In this procedure, the drug is administered through an endotracheal tube into the lungs of a patient being supported by a mechanical ventilator. The initial goal of LIQUIVENT/PLV therapy is to open collapsed alveoli to improve gas exchange. Once this has been accomplished, ventilator pressure and oxygen concentration may be lowered to minimize ventilator-induced lung trauma. Published results from initial clinical trials have indicated that LIQUIVENT improved lung oxygenation, without clinically significant side effects. In clinical studies, LIQUIVENT has also been observed to promote the migration of mucus and alveolar debris to the central airways, where suctioning is easier. The ability to remove such debris may reduce the excessive inflammatory response associated with acute respiratory failure and enhance the effectiveness of other therapeutic interventions, all serving potentially to reduce patient recovery time. The U.S. Food and Drug Administration ("FDA") has granted Subpart E status (expedited review) for the product.

     In April 1997, the Company temporarily suspended enrollment in its ongoing Phase III LIQUIVENT trial in pediatric patients to analyze an unexplained, substantial decrease in the mortality rate for the control group which occurred after a protocol amendment in December 1996. The decision was not prompted by any LIQUIVENT-related adverse events. In August 1997, the Company completed its analysis of data from the clinical trial. The Company found that after the protocol amendment, patients in the post-amendment control group were younger and had different disease etiologies compared to the pre-amendment control group. Additionally, post-amendment control group patients received additional therapies such as extracorporeal membrane oxygenation, high frequency oscillatory ventilation, nitric oxide or surfactants more frequently, earlier, and for a longer duration compared to both the pre-amendment control group and the LIQUIVENT-treated patients. The study analysis also supported previous reports that PLV therapy with LIQUIVENT is a safe procedure. In December 1997, the Company started a small Phase II adult clinical trial intended to validate the protocol for a subsequent pivotal trial with adult patients. That trial has been completed and the Company intends to initiate a Phase II/III clinical study in adult patients before the end of calendar 1998.

     In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provided HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. The product was being developed jointly by Alliance and HMRI. In June 1997, Alliance announced that the parties agreed in principle to adjust certain milestone payments, to temporarily revise the method for reimbursing expenses of the development work and terms to repurchase clinical supplies sold, in conjunction with the April 1997 temporary interruption of the clinical development program. In December 1997, HMRI terminated the HMRI License Agreement and Alliance regained all rights to the product. In connection with the termination the Company may acquire approximately $2.3 million of inventory from HMRI. HMRI has also asserted a claim for an amount up to $7.5 million payable in 2002 in cash or common stock, at the Company's election. The Company does not believe the claim is meritorious and intends to contest such claim; however, no assurances can be given that the Company will prevail on the claim.

IMAGENT. IMAGENT is an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function and organ lesions, and to detect solid organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the United States, some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAGENT is being developed to meet these requirements.

     IMAGENT is a powder comprising hollow microspheres containing a mixture of PFC vapor and gas and water-soluble components that are known to be acceptable for parenteral use. Prior to use, IMAGENT is reconstituted with water to form microbubbles that are then injected into the patient. The gas microbubbles are highly echogenic and, when delivered intravenously, reflect signals that enhance ultrasound images. In early clinical trials with IMAGENT, gray-scale contrast enhancement of cardiac, abdominal, and vascular structures has been observed with no serious adverse events.

     In March 1998, the Company initiated two Phase III clinical trials to assess cardiac function. The multicenter trials are designed to demonstrate the use of IMAGENT to aid in the evaluation of cardiac function as assessed by both ejection fraction and endocardial border definition. A Phase II myocardial perfusion feasibility study is also underway for assessment of blood flow defects in the muscle of the heart. In July 1998, two Phase II prostate and breast feasibility studies were initiated. Enrollment in a Phase II clinical trial was completed in 1997 in adults undergoing diagnostic procedures for evaluation of space-occupying lesions of the liver and kidney and vascular flow abnormalities.

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering"), which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT. The product is being developed jointly by Alliance and Schering.

RODA. In July 1997, the Company entered into a development agreement (the "VIA Development Agreement") with VIA Medical Corporation ("VIA") for the joint development of RODA (Real-time Oxygen Dynamics Analyzer). RODA is an EX VIVO device intended to provide on-line measurements of the cardiovascular and oxygenation status of surgical patients by minimally invasive means. The device could assist physicians in their decisions regarding transfusions and other interventions. RODA will combine oxygen dynamics software designed by the Company with VIA's EX VIVO blood gas and chemistry monitor and other VIA technology. The Company has conducted pilot clinical studies in the U.S. and Europe to assess its oxygen dynamics software. VIA is currently developing an engineering prototype of the final device to use for clinical testing and regulatory submissions. In August 1998, Alliance and VIA entered into a manufacturing, marketing and distribution agreement (the "VIA Marketing Agreement") whereby VIA will be responsible for manufacturing and marketing RODA, and the parties will share revenues from the sale of products.

OTHER PRODUCTS

PULMOSPHERES-TM-. PULMOSPHERES are hollow, porous spheres (in powder form) suspended in perflubron or fluorochemical propellants for the purpose of pulmonary drug delivery. Drugs can be stabilized within the wall structure of these respirable particles, which are typically 1-3 microns in diameter. Laboratory and preclinical testing indicates that PULMOSPHERE formulations may provide advantages over current formulation technologies with regard to particle suspension stability and flow aerodynamics, which could enhance the efficiency of pulmonary drug delivery.

     Over the past year, different types of drugs have been successfully formulated in PULMOSPHERES for feasibility testing purposes. Drugs such as bronchodilators and steriodal anti-inflammatory agents could potentially be formulated in PULMOSPHERES and delivered to the lung by way of standard metered-dose inhaler (MDI) devices for the topical treatment of asthma. Alternatively, proteins or peptides intended for systemic distribution and treatment of other chronic diseases might be incorporated into PULMOSPHERES and be delivered by other commonly used devices such as nebulizers or dry powder inhalers, which tend to propel small particles deeper into the lung for improved systemic uptake.

     The current business strategy for PULMOSPHERES involves Alliance formulating the drugs and subsequently manufacturing bulk powders for pharmaceutical company partners. The partners would be responsible for filling the powders in delivery device(s), conducting preclinical and clinical trials, and marketing the resultant products.

FLOGEL-Registered Trademark-.   In November 1996, Alliance acquired all of
the stock of MDV Technologies, Inc. ("MDV") for initial payments of $15.5 million over a one-year period, with additional payments and royalties to the former MDV shareholders upon the occurrence of certain clinical development, licensing, or commercialization events. The Company is developing a thermo-reversible gel, FLOGEL, intended for use as an anti-adhesion treatment for patients undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold liquid form and becomes a gel at body temperature, forming a barrier between tissues. Preliminary human safety data with a previous formulation for the product have been obtained and, during the past year, preclinical studies have been performed on additional formulations. The Company has selected a formulation for a pilot clinical trial which is expected to commence in the near future. In addition to the anti-adhesion product, MDV also has patents covering the use of gels for drug delivery and ophthalmic indications.

     Alliance is also supporting internal research efforts to expand the applicability of its core technologies. The Company has patented fluorinated surfactants that are potentially useful in the preparation of therapeutic or diagnostic emulsions and other formulations.

     In addition to PULMOSPHERES, Alliance is investigating the use of other PFC-containing reverse emulsions, microemulsions, gels, foams, and other compositions as drug delivery agents. These compositions are either aqueous or oil-based, and may be administered via oral, intravenous, intrapulmonary, or topical routes to distribute antibiotics, chemotherapy agents, gene therapies, or other medicaments systemically or to selected areas of the body.

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

     Alliance has developed and is marketing SAT PAD-Registered Trademark-, a re-usable magnetic resonance ("MR") imaging accessory that improves the quality of images obtained by certain MR imaging techniques. SAT PAD is distributed by dealers specializing in radiology products. Sales of SAT PAD were approximately $100,000 for fiscal 1998. Alliance expects that the sales volume of SAT PAD will be limited and does not anticipate significant revenue from the product.

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

     The Company's products require substantial development efforts. The Company may encounter unforeseen technical and other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, or technological change, or product development by others, any of which may have a material adverse effect on the Company. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 1998, 1997, and 1996, the Company incurred research and development expenses of $50.1 million, $43.3 million, and $33.7 million, respectively.

COLLABORATIVE RELATIONSHIPS

SCHERING AG. In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT. This product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp. ("SBVC"), an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

HOECHST MARION ROUSSEL, INC. In February 1996, the Company entered into the HMRI License Agreement, which provided HMRI with worldwide exclusive marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. This product was being developed jointly by Alliance and HMRI, with HMRI responsible for most of the costs of development and marketing. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. In June 1997, the Company also announced that the parties had agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, and (iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement is terminated before January 1, 1998, in conjunction with the temporary interruption of the LIQUIVENT clinical development program in April 1997. In December 1997, HMRI terminated the HMRI License Agreement and Alliance regained all rights to the product. In connection with the termination the Company may acquire approximately $2.3 million of inventory from HMRI. HMRI has also asserted a claim for an amount up to $7.5 million payable in 2002 in cash or common stock, at the Company's election. The Company does not believe the claim is meritorious and intends to contest such claim, however, no assurances can be given that the Company will prevail on the claim.

ORTHO BIOTECH, INC. In August 1994, the Company entered into the Ortho License Agreement which provided Ortho with worldwide exclusive marketing and manufacturing rights to injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. The product was being developed jointly by Alliance and Ortho, with Ortho responsible for substantially all of the costs of developing and marketing the product. In May 1998, because of disagreements as to the scope and timing of further clinical development, including whether to proceed with Phase III trials at that time and for which indications, Ortho and Alliance restructured their agreement. Under the restructured agreement, Alliance assumed responsibility for worldwide development of OXYGENT at its own cost, and Ortho has a limited right of first offer to enter into a development or marketing or license agreement for OXYGENT, which right may be repurchased by Alliance for $2 million under certain circumstances.

VIA MEDICAL CORPORATION. In July 1997, the Company entered into the VIA Development Agreement for the joint development of RODA, an EX VIVO device intended to measure the cardiovascular and oxygenation status of patients by minimally invasive means. Pursuant to the VIA Development Agreement, VIA will combine Alliance's oxygen dynamics software with VIA's EX VIVO blood gas and chemistry monitor and other technology. Alliance will reimburse VIA for substantially all of its development costs and will be responsible for obtaining regulatory approval of the product. In August 1998, Alliance and VIA entered the VIA Marketing Agreement whereby VIA will be responsible for manufacturing and marketing RODA, and the parties will share revenues on the sale of products.

     The Company intends to obtain new collaborative relationships for OXYGENT and LIQUIVENT, and to also obtain collaborative relationships for its other products. There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

MARKETING

     The Company does not have internal marketing and sales capabilities.
The Company's strategy is for its collaborative partners to market and sell any products which it successfully develops for the market. The Company's only commercialized product, SAT PAD, is currently distributed through certain distributors of MR imaging equipment and supplies. Currently, Schering will be solely responsible for all activities related to marketing and sales of IMAGENT. Under the terms of the restructured Ortho agreement, Ortho has a limited right of first offer to enter into a marketing agreement for OXYGENT. The Company intends to obtain appropriate marketing relationships for its other products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that the Company will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit the ability of the Company to market its products and may have a material adverse effect on the Company's business.

     Should the Company have to market and sell its products directly, the Company would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that the Company would be able to establish marketing and sales capabilities or be successful in gaining market acceptance for its products.

MANUFACTURING

     The Company manufactures all of its products for preclinical testing and clinical trials. OXYGENT is produced at one of Alliance's San Diego facilities, which includes both a pilot plant and a production-scale manufacturing facility. The Company believes that this production facility will provide sufficient capacity for future clinical trials and market launch of OXYGENT, if and when it is approved by the FDA. However, a larger facility may be required in the future.

     LIQUIVENT is manufactured for clinical trials at the Company's Otisville, New York facility. LIQUIVENT is the same drug substance as IMAGENT GI, for which Alliance obtained FDA approval in August 1993 as an oral contrast agent for MR imaging. As a result, certain chemistry, manufacturing, and control requirements have been accepted by the FDA, which may benefit the Company in the regulatory review process. The Company believes the Otisville facility has sufficient capacity for market launch of LIQUIVENT, if and when it is approved by the FDA. However, a larger facility may be required in the future.

     IMAGENT is manufactured for clinical studies at one of the San Diego facilities, using a proprietary process to form dry, PFC vapor-containing spheres which are reconstituted with an aqueous solution to form microbubbles just prior to use. Alliance is in the process of expanding its market launch production capacity in San Diego for IMAGENT. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

     Expansion for any of the Company's products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in OXYGENT and LIQUIVENT, for clinical trials. The Company is currently negotiating with a potential supplier to secure a long-term supply of perflubron. The Company also believes it has a sufficient supply of the principal raw material for IMAGENT for clinical trials and is in the process of negotiating with a potential supplier to secure long-term supply of that material. Although some raw materials for its products are available from only one source, the Company attempts to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. The Company believes it will not have any raw material supply issues; however, no assurances can be given that a long-term supply will be obtained for such materials or that a long-term supply agreement for such materials can be obtained on terms acceptable to the Company. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain necessary raw materials on a timely basis and at a cost-effective price.

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

     Alliance has numerous issued U.S. patents related to or covering PFC emulsions with corresponding patents and applications in Europe and Japan. Such emulsions are the basis of the Company's OXYGENT products. The issued patents and pending patent applications cover specific details of emulsified PFCs through product-by-process claims, composition claims, and method claims describing their manufacture and use. In addition to the specific OXYGENT formulation, issued patents broadly cover concentrated PFC emulsions, as well as methods for their manufacture and use.

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

     Alliance has several issued U.S. patents and patent applications related to IMAGENT. The issued patents and pending applications contain claims directed to the manufacture and use of novel stabilized microbubble compositions based on the discovery that PFC gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. The patents further contain claims directed to formulations and compositions that cover IMAGENT. International applications directed to the same subject matter have also been filed. In March 1998, the Company received its second U.S. patent covering the use of various contrast agents, including IMAGENT, in harmonic imaging.

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

     The Company, through its wholly owned subsidiary, MDV, has numerous issued U.S. patents and pending applications related to the use, manufacture and composition of FLOGEL. Corresponding patents have issued, or applications have been filed, in Europe, Japan and certain other foreign countries. MDV also has issued claims in the United States and

Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

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

     Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a blood substitute. There are two primary approaches for temporary oxygen delivery: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier "blood substitute", two of which are in Phase III clinical trials. The Company believes that the relatively low cost and ease of production of OXYGENT provide advantages over hemoglobin-based products. Alliance is aware of two other companies developing PFC-based temporary oxygen carriers, one of which has entered Phase II clinical trials.

     Although liquid ventilation therapy has been in the research phase for the last two decades, the Company is unaware of any potential liquid ventilation competitor that has reached the clinical trial stage; however, other companies are evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over potential competitors. Several other companies are attempting to develop alternative types of therapies for treatment of acute respiratory failure. One company has started a Phase II/III clinical trial for acute respiratory failure with a surfactant, and several others have started Phase II clinical trials with various compounds for acute respiratory failure.














     Competition in the development of ultrasound imaging contrast agents is intense and is expected to increase. There are currently only two available ultrasound contrast agents for certain cardiology applications in the U.S. There are currently five (including the two U.S. approved contrast agents) that have been approved in Europe, three of which are currently being sold. In addition, certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes if and when IMAGENT is approved for commercial sale, it will be well positioned to compete successfully, although there can be no assurance that the product will be able to do so.

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

     Following completion of these studies, a new drug application ("NDA") must be submitted to and approved by the FDA in order to market the product in the United States. Similar applications are required in foreign countries. There can be no assurance that, upon completion of the foregoing trials, the results will be considered adequate for government approval. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will govern manufacturing and marketing activities.

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

EMPLOYEES

     As of September 4, 1998, the Company had 284 full-time employees, of whom 247 were engaged in research and development, production and associated support, six in business development and market research, and 31 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 48, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is President and Chief Operating Officer of the Company.

THEODORE D. ROTH. Mr. Roth, who is 47, was Executive Vice President and Chief Financial Officer of the Company since November 1987, and was appointed President and Chief Operating Officer in May 1998. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company.
Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company.

HAROLD W. DELONG. Mr. DeLong, who is 50, has been Executive Vice President, Business Development for the Company since February 1989. Mr. DeLong has been employed for more than 25 years in the medical diagnostics and pharmaceutical industry in various sales, marketing, and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also employed previously by Ortho Diagnostic Systems, Inc. for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

KEITH W. CHAPMAN. Mr. Chapman, who is 48, was appointed Vice President, Operations in July 1997, having joined the Company in 1992 as Director, Transfer Operations. For 14 years prior to joining Alliance, he was responsible for scale-up development and production of modified hemoglobins for the Army's Blood Substitute Program. He received training as a research associate in dermatology, tropical medicine, and blood cell preservation at the Letterman Army Institute of Research, Presidio of San Francisco, California.

B. JACK DEFRANCO. Mr. DeFranco, who is 53, has been Vice President, Market Development for Alliance since January 1991. He has more than 25 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.













N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 58, has been Vice President, Medical Affairs Development for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

KATHRYN E. FLAIM, PH.D.   Dr. Flaim, who is 48, was appointed Vice President,
Clinical Research in August 1998, having joined Alliance in 1990 as Director of Clinical Research. Dr. Flaim has over 15 years of experience in clinical trial design and regulatory submissions. For nine years before joining Alliance, she was Associate Director of the Division of Clinical Research and Development at SmithKline Beecham. Previously, she was an Assistant Professor at the Milton S. Hershey Medical Center at Pennsylvania State University. Dr. Flaim received her Ph.D. at the University of California at Davis.

HENRY A. GRAHAM, PH.D. Dr. Graham, who is 55, is Vice President, Quality. Prior to joining Alliance in January 1990, he worked for Johnson & Johnson for 17 years on a broad range of projects including injectable human biologicals, immunohematology reagents, immunoassay reagents and instrument systems. Dr. Graham was Director of Product Development for Ortho Diagnostic Systems, Inc. for over five years prior to 1990. During his tenure at Johnson & Johnson, he was the recipient of several awards, including the Corporate Medal for Outstanding Research. Dr. Graham received his Ph.D. in immunology from Rutgers University.

JOERG LIMMER, DVM. Dr. Limmer, who is 57, was appointed Vice President, Clinical Operations and New Technology Assessment in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for Eastern European countries. For the previous 20 years he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis, and intensive care products. Dr. Limmer received his DVM from the Freie Universitaet of Berlin, Germany.

TIMOTHY J. PELURA, PH.D. Dr. Pelura, who is 44, was appointed Vice President, Pharmaceutical Research & Development in July 1997, having joined Alliance in 1988 as Director, Product Research. For over 22 years he has worked extensively in the field of emulsion research and parenteral product development. Prior to joining Alliance, he spent 12 years at Pharmacia and KabiVitrum Inc. working in various areas including quality control, formulation and process development, project management, and basic research. Dr. Pelura received a M.S. and Ph.D. in Chemistry from Rutgers University.

GWEN ROSENBERG. Ms. Rosenberg, who is 43, was appointed Vice President, Corporate Communications in May 1998. Ms. Rosenberg joined the Company in 1990 and has served in various capacities, most recently as Director of Corporate Communications. For the previous eleven years, she was a research scientist at the University of California, San Diego and at Scripps Clinic and Research Foundation, and was concurrently a science reporter for the San Diego Daily Transcript. Ms. Rosenberg has also taught high school chemistry and biology in New York. She received her B.A. and M.A. degrees from Adelphi University and The State University of New York at Stony Brook, respectively.

GORDON L. SCHOOLEY, PH.D. Dr. Schooley, who is 51, has been Vice President, Clinical and Regulatory Development since January 1989. Dr. Schooley has been employed for over 25 years in research and development in the pharmaceutical industry. Prior to joining Alliance in 1989, Dr. Schooley was Vice President of Clinical Research and Regulatory Affairs for Newport Pharmaceuticals, a company developing antiviral drugs. For the previous eight years, he was Director of Clinical Research and Biostatistics for Allergan Pharmaceuticals, a division of SmithKline Beecham, developing ophthalmologic and dermatologic drugs and devices. He was also employed by McGaw Laboratories as Manager of Biostatistics for parenteral products, and by The Upjohn Company as a senior biostatistician for analgesic and CNS drugs. Dr. Schooley received his Ph.D. from the University of Michigan School of Public Health.

MARK SEEFELD, PH.D., D.A.B.T. Dr. Seefeld, who is 45, was appointed Vice President, Drug Safety in August 1998, having joined Alliance in 1993 as Director, Toxicology. For more than ten years prior to joining the Company, he held positions in both general and reproductive toxicology at Parke-Davis, Pharmaceutical Research Division of the Warner-Lambert Company, and 3M Pharmaceuticals. Dr. Seefeld received his Ph.D. from the University of Wisconsin-Madison and is board certified by the American Board of Toxicology.

TIM T. HART, CPA. Mr. Hart, who is 41, was appointed Chief Financial Officer in August 1998. He joined the Company in 1991 as Controller and has also served as Treasurer since 1994. Prior to joining Alliance in 1991, he was Group Controller of the Cubic Revenue Collection Group, a group of nine domestic and international Cubic Corporation companies that design, manufacture and service automatic fare-collection systems. Mr. Hart was employed in various financial management positions at Cubic for over eight years. He was also employed by Ernst & Whinney in San Diego, California as a C.P.A. Mr. Hart received a B.S. from San Diego State University.

LLOYD A. ROWLAND, JR. Mr. Rowland, who is 42, was appointed Secretary of the Company in May 1998, having served as General Counsel and Assistant Secretary since 1993. Prior to joining Alliance, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray Cary Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson.
He received a J.D. from Emory University.

ITEM 2.  PROPERTIES

FACILITIES

     The Company has principal facilities in two locations: San Diego, California and Otisville, New York. In San Diego, California, where the Company has approximately 159,000 square feet in four leased facilities, the Company maintains its principal executive offices, performs research and development on its PFC-based products, and has its emulsion products manufacturing facility. The fourth San Diego facility was leased in 1997 and consists of manufacturing and development space. The Otisville site, where the Company has established the LIQUIVENT and SAT PAD production facility, also includes laboratories and administrative offices.

     The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement (the "Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 1998 was approximately $140,000. The provisions of the Land Use Agreement are "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

     While the Company believes that it can produce materials for clinical trials and initial market launch for OXYGENT and IMAGENT at its existing San Diego facilities and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 1998.


                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock is traded in the over-the-counter market, and prices therefor are quoted on the Nasdaq National Market under the symbol ALLP.

     The following table sets forth, for the periods indicated, the high and low sale prices of the common stock as reported on Nasdaq, without retail mark-up, markdown or commission.

                                                       HIGH          LOW
                                                       ----          ---
Fiscal 1998

Quarter ended September 30, 1997                   $   13.25      $   8.125

Quarter ended December 31, 1997                    $  12.875      $   6.625

Quarter ended March 31, 1998                       $  11.375      $    6.75

Quarter ended June 30, 1998                        $   8.938      $   3.625

                                                       HIGH          LOW
                                                       ----          ---
Fiscal 1997

Quarter ended September 30, 1996                   $  18.125     $    12.25

Quarter ended December 31, 1996                    $  17.375     $    10.50

Quarter ended March 31, 1997                       $   15.75     $   11.875

Quarter ended June 30, 1997                        $   12.00     $    5.875


     On September 4, 1998, the closing price of the Company's common stock was $3.313.

     The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

     On September 4, 1998, the approximate number of record holders of the Company's common stock was 1,420. The Company believes that, in addition, there are in excess of 14,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

     On September 23, 1997 the Company sold 500,000 shares of its convertible Series D Preferred Stock for an aggregate purchase price of $10 million to SBVC in connection with the licensing of IMAGENT to Schering. The shares were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Series D Preferred Stock is convertible on the earlier of (i) receipt of written notice from the holders of 50% or more of the Series D Preferred Stock, (ii) termination of the Schering License Agreement by Schering or, if such agreement is terminated by the Company, at Schering's election, or (iii) such time as a twenty-day average of the last reported selling price of Company common stock equals or exceeds $20 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information has been summarized from the financial statements included elsewhere herein and should be read in conjunction with such financial statements and the related notes thereto (in thousands except per share amounts):

                                                           Years ended June 30,

                                     1998           1997           1996           1995           1994
Statement of Operations Data:

   Total revenues                 $  21,209      $  44,580      $  17,323      $  11,816      $     409

   Net loss                       $ (33,003)     $ (19,016)     $ (23,172)     $ (29,717)     $ (36,946)

   Net loss per common
       Basic and diluted          $   (1.04)     $    (.63)     $    (.91)     $   (1.35)     $   (1.83)

                                                                 June 30,

                                     1998           1997           1996           1995           1994
Balance Sheet Data:

   Working capital                $  48,730      $  62,995      $  73,244      $  22,346      $  19,446

   Total assets                   $  93,677      $ 112,013      $ 108,343      $  56,030      $  53,132

   Long-term debt and other       $   8,921      $   2,871      $   1,166      $     843      $     348

   Stockholders' equity           $  76,090      $  91,331      $ 101,467      $  50,077      $  49,825

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements with companies for IMAGENT and RODA. Under the arrangement for IMAGENT, Schering has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the HMRI License Agreement in December 1997, and the restructuring of the Ortho License Agreement in May 1998, Alliance expects to incur a substantial increase in development expenses related to LIQUIVENT and OXYGENT and a substantial decrease in related research revenue relative to prior years. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through June 1998, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In August 1998, the Company sold 100,000 shares of Series E-1 Preferred Stock ("E-1 Stock") to certain investors pursuant to a preferred stock purchase agreement (the "Stock Purchase Agreement") for an aggregate amount equal to $6 million. Pursuant to the Stock Purchase Agreement, the Company has the option to sell preferred shares on substantially similar terms to the investors from time to time through early 1999 in an amount not to exceed an additional $14 million, subject to certain limitations. The 100,000 shares of E-1 Stock are convertible into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. The Company has the right to redeem the preferred shares under certain circumstances. No dividends will accrue to the holders. In connection with the sale of preferred stock, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that such product is approved by the FDA by December 2003. The royalty amount will be between 0.4% and 1.6%, subject to adjustments downward, of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by certain fixed assets and are to be repaid over 4.5 years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 1998, the balance outstanding on this loan was $10 million. The Company also has a $1.5 million line of credit available with another bank. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

     In November 1996, the Company acquired MDV by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermoreversible gel, FLOGEL, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. The consideration in the MDV Merger consisted of $15.5 million, of which $8 million was paid through the delivery of 703,093 shares of common stock during 1997, and $7.5 million was paid through the delivery of 706,100 shares of common stock during 1998. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made because they are dependent on future developments that are inherently uncertain.

     The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in fiscal 1997 of $16.5 million, including the $15.5 million payments described above and related transaction costs.

     From September 1994 until May 1998, under the Ortho License Agreement, Ortho was responsible for substantially all the costs of developing and marketing OXYGENT. In June 1996, the convertible Series A Preferred Stock held by J&JDC and accrued dividends thereon were converted into 815,625 shares of common stock of the Company. In June 1996, J&JDC also exercised its warrant for 300,000 shares, resulting in proceeds to the Company of $4.5 million. In December 1996, Ortho paid to Alliance a $15 million milestone payment. In May 1998, Ortho and the Company restructured the Ortho License Agreement and Alliance assumed responsibility for worldwide development of OXYGENT at its expense. Under the restructured agreement, Ortho retained certain rights to be the exclusive marketing agent for the product. In 1998, Ortho reimbursed the Company $10.2 million for research and development expenses. As a result of the restructuring, Alliance expects to incur a substantial increase in development expenses related to OXYGENT and a substantial decrease in related research revenue over prior years.

     From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. In conjunction with the HMRI License Agreement, HMRI purchased shares of convertible Series B Preferred Stock and shares of convertible Series C Preferred Stock for an aggregate of $22 million. In addition, HMRI paid Alliance an initial license fee of $5 million and agreed to pay milestone payments and royalties on product sales. HMRI also received a five-year warrant to acquire 300,000 shares of common stock at $20 per share. On June 6, 1996, the Series B Preferred Stock and accrued dividends thereon were converted into 759,375 shares of common stock of the Company. On June 30, 1997, the Series C Preferred Stock was converted into 345,327 shares of common stock of the Company. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments,
(ii) temporarily revise the method for reimbursing the expenses for portions of the development work, and (iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement is terminated before January 1, 1998. The Company recorded the $2.5 million in clinical trial supplies as deferred revenue and at June 30, 1998, the unused supplies were approximately $2.3 million. In December 1997, the HMRI License Agreement was terminated. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of clinical trial supplies from HMRI.
In May 1998, HMRI asserted a claim for an amount up to $7.5 million, payable in 2002 in cash or common stock, at the Company's election. The Company does not believe that the claim is meritorious and intends to vigorously contest such claim.

     In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT. The product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAGENT. In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million.

     The Company had net working capital of $48.7 million at June 30, 1998, compared to $63 million at June 30, 1997. The Company's cash, cash equivalents, and short-term investments decreased to $49.9 million at June 30, 1998 from $72.4 million at June 30, 1997. The decrease resulted primarily from cash used in operations of $28.1 million and property, plant, and equipment additions of $10.1 million, partially offset by proceeds from a loan and security agreement of $6.8 million and by net proceeds from the sale to SBVC of convertible Series D Preferred Stock in the amount of $9.6 million in conjunction with the Schering License Agreement. The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

     The Company expects to incur substantial additional expenditures associated with product development, particularly for LIQUIVENT and OXYGENT as they move into pivotal clinical trials. The Company will seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance anticipates that its current capital resources, including proceeds from the sale of the E-1 Stock in August 1998, expected revenue from the Schering License Agreement and investments, and future proceeds from the sale of additional preferred stock under the August 1998 Stock Purchase Agreement, will be adequate to satisfy its capital requirements for at least the next 12 months. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAGENT at its existing San Diego facilities and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has initiated its Year 2000 program, which has already identified several systems that are not yet Year 2000 compliant. The Company expects to complete its initial assessment by the end of the year. The assessment will include third-party confirmations with respect to their computers, software and systems, and a listing of all equipment subject to Year 2000 concerns. The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software, and other systems will continue to operate in the Year 2000. While the Company has begun evaluating potential strategies for resolving its Year 2000 problems, the dollar amount the Company will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) Company scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software, or systems as a result of Year 2000 problems could have a material adverse effect on the Company's business or financial condition.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; possible competition from other products; and Year 2000 issues. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997
---------------------

     The Company's license and research revenue was $21.2 million for 1998, compared to $44.6 million for 1997. Research revenue in 1997 included a $15 million milestone payment from Ortho under the Ortho License Agreement. The decrease in revenue is primarily due to decreased milestone payments and the decreased development expense reimbursement from HMRI, due to the restructuring and eventual termination of the HMRI License Agreement. The Company expects research revenue to significantly decrease in 1999 compared to 1998, due to the lack of revenue from the Ortho License Agreement.

     Research and development expenses increased by 16% to $50.1 million for 1998, compared to $43.3 million for 1997. The increase in expenses was primarily due to a $4.1 million increase in staffing costs for employees primarily engaged in research and development activities, a $791,000 increase in rent and lease expense, an $833,000 increase in depreciation expense, a $487,000 increase in payments to outside researchers for preclinical and clinical trials and other product development work, as well as other increases related to the Company's research and development activities.

     General and administrative expenses were $7.9 million for 1998, compared to $7.9 million for 1997.

     The Company accounted for the acquisition of MDV as a purchase and recorded a one-time charge in 1997 of $16.5 million, including payments to former MDV shareholders of $15.5 million and related transaction costs.

     Investment income and other was $3.8 million for 1998, compared to $4.1 million for 1997. The decrease was primarily a result of lower average cash and short-term investment balances.

1997 COMPARED TO 1996
---------------------

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

     Investment income and other was $4.1 million for 1997, compared to $1.4 million for 1996. The increase was primarily a result of higher average cash balances as a result of the Ortho milestone payment received in December 1996, the February 1996 HMRI transaction, and the receipt of approximately $44 million from the April 1996 public offering by the Company of 2.9 million shares of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

     (b) A report on Form 8-K was filed with the Commission on June 1, 1998. The Company reported that on May 14, 1998, the Company and Ortho Biotech, Inc. and The R. W. Johnson Pharmaceutical Research Institute, both subsidiaries of Johnson & Johnson, entered into an agreement to restructure their collaboration with respect to the development of the Company's OXYGENT product.

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

          (c) Certificate of Amendment to the Certificate of Incorporation of the Company filed on September 22, 1997. (Incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

          (d) Certificate of Amendment to the Certificate of Incorporation filed on August 14, 1998.

          (e) By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").)

     (10) (a) Lease Agreement, as amended, between the Company and Hartford Accident and Indemnity Company relating to certain research and manufacturing facilities in San Diego, California . (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.)

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

          (d) Stock and Warrant Purchase Agreement dated August 16, 1994 between the Company and Johnson & Johnson Development Corporation. (Incorporated by reference to Exhibit 10(g) to the 1994 10-K.)

          (e) Stock and Warrant Purchase Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (b) to the 1996 S-3).

          (f) Agreement and Plan of Merger by and among the Company, MDV Acquisition Corp. and MDV Technologies, Inc. dated October 8, 1996. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on November 20, 1996)

          (g) License Agreement dated September 23, 1997, between the Company and Schering AG, Germany. (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K/A filed on February 27, 1998 (the "1997 8_K/A")(1)

          (h) Preferred Stock Purchase Agreement dated September 23, 1997, between the Company and Schering Berlin Venture Corp. (Incorporated by reference to Exhibit 2(b) to the 1997 8-K/A.)

          (i) Agreement dated May 14, 1998, between the Company and Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute with respect to the restructuring of the relationship between the Company and such companies. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 1998.)

          (j) Convertible Preferred Stock Purchase Agreement dated as of August 13, 1998 between the Company and certain investors ("E-1 Investors") pertaining to the sale of Series E-1 Preferred Stock.

          (k) Royalty Rights Agreement dated as of August 13, 1998 between the Company and the E-1 Investors.

          (l) Registration Rights Agreement dated as of August 13, 1998 between the Company and the E-1 Investors.

          (m) Credit Agreement dated as of June 17, 1998 between the Company and Imperial Bank.

          (n) Promissory Note in the amount $15 million dated June 17, 1998 executed by the Company in favor of Imperial Bank.

          (o) Security Agreement dated June 17, 1998 executed by the Company in favor of Imperial Bank.

          (p) Lease Agreement dated November 7, 1998 between the Company and WHAMC Real Estate Limited Partnership, a Delaware limited partnership, relating to certain manufacturing and development facilities in San Diego, California.

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

                                       ALLIANCE PHARMACEUTICAL CORP.

                                       (Registrant)

Date:  September 7, 1998               By:  /s/  Theodore D. Roth
                                           -------------------------------------
                                                 Theodore D. Roth
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Duane J. Roth                            Chairman and                            September 7, 1998
-----------------------------------          Chief Executive Officer
Duane J. Roth


/s/ Theodore D. Roth                         Director, President, and                September 7, 1998
-----------------------------------          Chief Operating Officer
Theodore D. Roth


/s/ Tim T. Hart                              Chief Financial Officer, Treasurer,     September 7, 1998
-----------------------------------          and Chief Accounting Officer
Tim T. Hart


/s/ Pedro Cuatrecasas, M.D.                  Director                                September 7, 1998
-----------------------------------
Pedro Cuatrecasas, M.D.


/s/ Carroll O. Johnson                       Director                                September 7, 1998
-----------------------------------
Carroll O. Johnson


/s/ Stephen M. McGrath                       Director                                September 7, 1998
-----------------------------------
Stephen M. McGrath


/s/ Helen M. Ranney, M.D.                    Director                                September 7, 1998
-----------------------------------
Helen M. Ranney, M.D.


/s/ Donald E. O'Neill                        Director                                September 7, 1998
-----------------------------------
Donald E. O'Neill


/s/ Jean Riess, PH.D.                        Director                                September 7, 1998
-----------------------------------
Jean Riess, Ph.D.


/s/ Thomas F. Zuck, M.D.                     Director                                September 7, 1998
-----------------------------------


Thomas F. Zuck, M.D.

                ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

            TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page No.
                                                                   --------
Report of Ernst & Young LLP, Independent Auditors                     F-2

Consolidated Balance Sheets at June 30, 1998 and 1997                 F-3

Consolidated Statements of Operations for the Years
Ended June 30, 1998, 1997 and 1996                                    F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1998, 1997 and 1996                                    F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1998, 1997 and 1996                                    F-6

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

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.


We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP



San Diego, California
July 31, 1998, except for Note 8,
    as to which the date is August 14, 1998

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  JUNE 30,

                                                                             1998           1997
                                                                        -------------- --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $  11,809,000  $  15,368,000
  Short-term investments                                                    38,046,000     57,041,000
  Research revenue receivable                                                6,847,000      7,250,000
  Other current assets                                                         694,000      1,147,000
                                                                        -------------- --------------
            Total current assets                                            57,396,000     80,806,000

PROPERTY, PLANT AND EQUIPMENT - NET                                         23,087,000     16,574,000
PURCHASED TECHNOLOGY - NET                                                  12,880,000     14,400,000
OTHER ASSETS - NET                                                             314,000        233,000
                                                                        -------------- --------------
                                                                         $  93,677,000  $ 112,013,000
                                                                        -------------- --------------
                                                                        -------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $   2,191,000  $   2,807,000
  Accrued expenses                                                           3,121,000      3,439,000
  Deferred revenue                                                           2,286,000      2,500,000
  Payable for acquired in-process technology                                         -      7,557,000
  Current portion of long-term debt                                          1,068,000      1,508,000
                                                                        -------------- --------------
            Total current liabilities                                        8,666,000     17,811,000

LONG-TERM DEBT                                                               8,882,000      2,742,000
OTHER                                                                           39,000        129,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 5,000,000 shares authorized;
    500,000 and 0 shares of Series D issued and outstanding at
    June 30, 1998 and 1997, respectively; liquidation preference of
    $10,000,000 and $0 at June 30, 1998 and 1997, respectively                    5,000              -
  Common stock - $.01 par value; 50,000,000 shares authorized;
    31,994,338 and 31,164,935 shares issued and outstanding at
    June 30, 1998 and 1997, respectively                                       320,000        311,000
  Additional paid-in capital                                               340,016,000    322,268,000
  Accumulated deficit                                                     (264,251,000)  (231,248,000)
                                                                        -------------- --------------
            Total stockholders' equity                                      76,090,000     91,331,000
                                                                        -------------- --------------
                                                                         $  93,677,000  $ 112,013,000
                                                                        -------------- --------------
                                                                        -------------- --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           Years ended June 30,

                                                                 1998             1997             1996
                                                            --------------   --------------   --------------
REVENUES:
   License and research revenue                             $   21,209,000   $   44,580,000   $   17,323,000

OPERATING EXPENSES:
   Research and development                                     50,084,000       43,278,000       33,730,000
   General and administrative                                    7,886,000        7,932,000        7,214,000
   Acquired in-process technology                                        -       16,450,000                -
                                                            --------------   --------------   --------------
                                                                57,970,000       67,660,000       40,944,000
                                                            --------------   --------------   --------------
LOSS FROM OPERATIONS                                           (36,761,000)     (23,080,000)     (23,621,000)

INVESTMENT INCOME AND OTHER - NET                                3,758,000        4,064,000        1,355,000
                                                            --------------   --------------   --------------
NET LOSS                                                       (33,003,000)     (19,016,000)     (22,266,000)

DIVIDENDS ON PREFERRED STOCK                                             -                -         (906,000)
                                                            --------------   --------------   --------------
NET LOSS APPLICABLE TO COMMON SHARES                        $  (33,003,000)  $  (19,016,000)  $  (23,172,000)
                                                            --------------   --------------   --------------
                                                            --------------   --------------   --------------


NET LOSS PER COMMON SHARE:
   Basic and diluted                                        $        (1.04)  $        (0.63)  $        (0.91)
                                                            --------------   --------------   --------------
                                                            --------------   --------------   --------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted                                            31,749,000       30,302,000       25,504,000
                                                            --------------   --------------   --------------
                                                            --------------   --------------   --------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                         CONVERTIBLE
                                                        PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                     ---------------------   ----------------------      PAID-IN      ACCUMULATED
                                                       SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL        DEFICIT
                                                     ----------  ----------  ----------   ----------   ------------  -------------
BALANCES AT JUNE 30, 1995                             1,500,000  $   15,000  24,759,000   $  248,000   $238,874,000  $(189,060,000)
  Sale of convertible Series B and Series C
   Preferred Stock                                      950,000       9,500                              21,530,000
  Sale of common stock                                                        2,865,000       29,000     43,925,000
  Exercise of stock options and warrants                                        745,000        7,000      6,548,000
  Conversion of convertible Series A Preferred
   Stock to common shares                            (1,500,000)    (15,000)    750,000        7,500          8,000
  Conversion of convertible Series B Preferred
   Stock to common shares                              (750,000)     (7,500)    750,000        7,500
  Conversion of convertible preferred
   stock dividend to common shares                                               75,000        1,000      1,499,000
  Payment related to acquisition of technology
   rights                                                                        50,000                     757,000
  Issuance of stock in satisfaction of employer
   matching contribution to 401(k) savings plan                                   8,000                     114,000
  Net unrealized gain on available-for-sale
   securities                                                                                               142,000
  Dividends on preferred stock                                                                                            (906,000)
  Net loss                                                                                                             (22,266,000)
                                                     ----------  ----------  ----------   ----------   ------------  -------------
BALANCES AT JUNE 30, 1996                               200,000       2,000  30,002,000      300,000    313,397,000   (212,232,000)
  Exercise of stock options and warrants                                        105,000        1,000        654,000
  Conversion of convertible Series C Preferred
   Stock to common shares                              (200,000)     (2,000)    345,000        3,000        (1,000)
  Payment related to acquired in-process technology                             703,000        7,000     7,840,000
  Issuance of stock in satisfaction of employer
   matching contribution to 401(k) savings plan                                  10,000                    133,000
  Net unrealized gain on available-for-sale securities                                                     245,000
  Net loss                                                                                                             (19,016,000)
                                                     ----------  ----------  ----------   ----------   ------------  -------------
BALANCES AT JUNE 30, 1997                                     -           -  31,165,000      311,000   322,268,000    (231,248,000)
  Exercise of stock options and warrants                                        104,000        1,000       741,000
  Sale of convertible Series D Preferred Stock          500,000       5,000                              9,595,000
  Payment related to acquired in-process technology                             706,000        8,000     7,492,000
  Issuance of stock in satisfaction of employer
   matching contribution to 401(k) savings plan                                  19,000                    141,000
  Net unrealized loss on available-for-sale securities                                                    (221,000)
  Net loss                                                                                                             (33,003,000)
                                                     ----------  ----------  ----------   ----------   ------------  -------------
BALANCES AT JUNE 30, 1998                               500,000  $    5,000  31,994,000   $  320,000   $340,016,000  $(264,251,000)
                                                     ----------  ----------  ----------   ----------   ------------  -------------
                                                     ----------  ----------  ----------   ----------   ------------  -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       Years ended June 30,
                                                                             1998             1997              1996
                                                                       ---------------   ---------------   ---------------
OPERATING ACTIVITIES:
  Net loss                                                              $ (33,003,000)    $ (19,016,000)    $ (22,266,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operations:
      Depreciation and amortization                                         5,064,000         3,997,000         3,086,000
      Charge for acquired in-process technology                                     -        16,450,000           757,000
      Non-cash compensation - net                                             320,000           133,000           277,000
      Changes in operating assets and liabilities:
        Research revenue receivable                                           403,000        (1,500,000)       (3,690,000)
        Other assets                                                          372,000           888,000           219,000
        Accounts payable and accrued
          expenses and other                                               (1,024,000)        1,162,000          (263,000)
        Deferred revenue                                                     (214,000)        2,500,000                 -
                                                                       ---------------   ---------------   ---------------
Net cash provided by (used in) operating activities                       (28,082,000)        4,614,000       (21,880,000)
                                                                       ---------------   ---------------   ---------------

INVESTING ACTIVITIES:
  Short-term investments                                                   18,775,000         5,183,000       (50,815,000)
  Property, plant and equipment                                           (10,057,000)       (6,823,000)       (4,010,000)
  Payment for acquired in-process technology                                  (57,000)       (1,046,000)                -
                                                                       ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                         8,661,000        (2,686,000)      (54,825,000)
                                                                       ---------------   ---------------   ---------------

FINANCING ACTIVITIES:
  Issuance of common stock
    and warrants                                                              562,000           597,000        50,461,000
  Issuance of convertible preferred stock - net                             9,600,000                 -        21,540,000
  Proceeds from long-term debt                                              6,800,000         3,493,000         2,208,000
  Principal payments on long-term debt                                     (1,100,000)         (908,000)         (543,000)
                                                                       ---------------   ---------------   ---------------
Net cash provided by financing activities                                  15,862,000         3,182,000        73,666,000
                                                                       ---------------   ---------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,559,000)        5,110,000        (3,039,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             15,368,000        10,258,000        13,297,000
                                                                       ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  11,809,000     $  15,368,000     $  10,258,000
                                                                       ---------------   ---------------   ---------------
                                                                       ---------------   ---------------   ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable for acquired in-process technology                                                $   7,557,000
Issuance of common stock in connection with
  acquired in-process technology                                        $   7,500,000     $   7,847,000
Issuance of common stock and warrants in connection with
  acquisition of patent rights and related documents                                                        $     757,000
Preferred stock dividends                                                                                   $     906,000


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1997 and 1996 have been reclassified to conform to the current year's presentation.

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

PURCHASED TECHNOLOGY

     The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the OXYGENT-TM-(temporary blood substitute) and LIQUIVENT-Registered Trademark- (intrapulmonary oxygen carrier) products. Purchased technology also includes $2 million for technology capitalized as a result of the acquisition of BioPulmonics, Inc. ("BioPulmonics") in December 1991. Since the acquisition, an alternative future use of the acquired technology has been pursued by the Company. An intrapulmonary drug delivery system using the PFC-based liquid as a carrier (or dispersing agent) is being developed by Alliance from the liquid ventilation technology.

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $12.4 million and $13.5 million net of accumulated amortization of $10.8 million and $9.7 million at June 30, 1998 and 1997, respectively. The technology acquired from BioPulmonics has a book value of approximately $480,000 and $850,000 and is being amortized over five to seven years and is net of accumulated amortization of $1.5 million and $1.2 million at June 30, 1998 and 1997, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

ACQUIRED IN-PROCESS TECHNOLOGY

     In November 1996, the Company acquired MDV by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermoreversible gel, FLOGEL-Registered Trademark-, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. The consideration payable in the MDV Merger consisted of $15.5 million, payable in common stock or cash, of which $8 million was paid through the delivery of 703,093 shares of common stock during fiscal 1997, and $7.5 million was paid through the delivery of 706,100 shares of common stock during fiscal 1998. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made because they are dependent on future developments which are inherently uncertain.

     The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in fiscal 1997 of $16.5 million, including the $15.5 million payments described above and related transaction costs.

LONG-TERM DEBT

     The Company entered into a loan and security agreement in August 1995 under which the Company received $2.2 million at an interest rate of 10.84%. The loan was paid in full during fiscal 1998.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million at the bank's prime rate plus .5% (9% at June 30, 1998). Amounts borrowed are secured by certain fixed assets and are to be repaid over 4.5 years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 1998, the balance outstanding on this loan was approximately $10 million.

     The Company's principal payments for the long-term debt for the years ending June 30, 1999, 2000, 2001, 2002 and 2003 are $1.1 million, $1.4 million, $1.4 million, $1.4 million and $4.6 million, respectively.

REVENUE RECOGNITION

     Revenue under collaborative research agreements is recognized as services are provided and milestone payments are recognized upon the completion of the milestone event or requirement under such agreements. Revenue from product sales is recognized as products are shipped.








     Non-refundable contract fees that reimburse the Company for previously incurred research and development are recorded as revenue upon contract "execution."

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to expense as incurred.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to retain its current intrinsic value-based method and will disclose the pro forma effect of using the fair value-based method to account for its stock-based compensation in its financial statements.

NET INCOME (LOSS) PER SHARE

     The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible
securities, and contingently issuable shares.    All potential dilutive
common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available regularly by the Company in deciding how to allocate resources in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company is in the process of evaluating the effect and believes that adoption of these standards will not have a material impact on the Company's financial statements.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET

     Property, plant and equipment consist of the following:

                                                            June 30,
                                                      1998             1997
                                                  ------------     ------------
Land                                              $    225,000     $    225,000
Buildings                                              300,000          300,000
Building improvements                                2,193,000        1,657,000
Furniture, fixtures, and equipment                  18,825,000       15,446,000
Leasehold improvements                              15,542,000        9,402,000
                                                  ------------     ------------
                                                    37,085,000       27,030,000
Less accumulated depreciation and amortization     (13,998,000)     (10,456,000)
                                                  ------------     ------------
                                                  $ 23,087,000     $ 16,574,000
                                                  ------------     ------------
                                                  ------------     ------------

ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            June 30,
                                                      1998             1997
                                                  ------------     ------------
       Payroll and related expenses               $  2,786,000     $  2,569,000
       Rent and related operating expenses             205,000          206,000
       Other                                           130,000          664,000
                                                  ------------     ------------
                                                  $  3,121,000     $  3,439,000
                                                  ------------     ------------
                                                  ------------     ------------

3.  INVESTMENTS

     The Company classifies its investment securities as available-for-sale and records holding gains or losses in stockholders' equity.

     The following is a summary of available-for-sale securities:

                                           June 30, 1998                                    June 30, 1997
                          --------------------------------------------     --------------------------------------------
                                       Gross Unrealized    Estimated                    Gross Unrealized    Estimated
                             Cost       Gains (Losses)    Fair Value          Cost       Gains (Losses)    Fair Value
                          --------------------------------------------     --------------------------------------------
U.S. Government
 Securities               $ 12,785,000     $ 10,000     $ 12,795,000       $ 32,700,000     $ 242,000    $ 32,942,000
Corporate Securities        25,240,000       11,000       25,251,000         24,099,000            --      24,099,000
                          --------------------------------------------     --------------------------------------------
                          $ 38,025,000     $ 21,000     $ 38,046,000       $ 56,799,000     $ 242,000    $ 57,041,000
                          --------------------------------------------     --------------------------------------------
                          --------------------------------------------     --------------------------------------------

     The gross realized gains on sales of available-for-sale securities totaled $357,000 and $65,000, in 1998 and 1997, respectively. The gross unrealized gains of $21,000 and $242,000, in 1998 and 1997, respectively, are recorded as components of additional paid-in capital. The unrealized gains had no cash effect and therefore are not reflected in the consolidated statements of cash flows.

     The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 1998 and 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

                                                            June 30, 1998                     June 30, 1997
                                                   --------------------------------  ------------------------------
                                                                         Estimated                       Estimated
                                                        Cost            Fair Value        Cost          Fair Value
                                                   --------------    --------------  --------------  --------------
        Due in one year or less                     $ 23,885,000      $ 23,885,000    $ 34,517,000    $ 34,759,000
        Due after one year through three years        12,221,000        12,227,000      22,282,000      22,282,000
        Due after three years                          1,919,000         1,934,000               -               -
                                                   --------------    --------------  --------------  --------------
                                                    $ 38,025,000      $ 38,046,000    $ 56,799,000    $ 57,041,000
                                                   --------------    --------------  --------------  --------------
                                                   --------------    --------------  --------------  --------------

4.  STOCKHOLDERS' EQUITY


STOCK OPTION PLANS

     The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 6,200,000 shares under the 1983 Plan, 1983 Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan has expired and no additional options may be granted under such plan.

     The following table summarizes stock option activity through June 30, 1998:

                                                                                   Weighted
                                                                    Shares       Average Price
                                                               -----------------------------------
     Balance at June 30, 1995                                     3,043,988        $  9.02
       Granted                                                      288,600        $ 13.62
       Exercised                                                   (469,078)       $  7.73
       Terminated/Expired                                          (122,937)       $ 13.47
                                                               --------------
     Balance at June 30, 1996                                     2,740,573        $  9.53
       Granted                                                    1,403,100        $ 13.07
       Exercised                                                   (108,830)       $  6.67
       Terminated/Expired                                          (236,239)       $ 13.65
                                                               --------------
     Balance at June 30, 1997                                     3,798,604        $ 10.66
       Granted                                                    1,814,750        $  8.89
       Exercised                                                   (135,660)       $  5.44
       Terminated/Expired                                          (391,771)       $ 11.47
                                                               --------------
     Balance at June 30, 1998                                     5,085,923        $ 10.11
                                                               --------------
                                                               --------------

     Available for future grant under the 1983 Program               37,185
                                                               --------------
                                                               --------------

     Available for future grant under the 1991 Plan               1,375,520
                                                               --------------
                                                               --------------

     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1998:

                                                      Weighted
                                          Weighted     Average                   Weighted
     Range of Exercise       Number       Average     Remaining      Number       Average
           Prices          Outstanding    Exercise   Contractual   Exercisable   Exercise
                                           Price         Life                      Price
    ---------------------------------------------------------------------------------------
           $0.01              129,918       $0.01      0.4 years     129,918       $0.01
      $  3.25-$6.94           976,270       $5.28      6.4 years     680,920       $5.34
      $  7.00-$9.25           818,340       $8.40      5.5 years     535,630       $8.47
      $  9.38-$9.88         1,389,725       $9.41      9.1 years     151,975       $9.60
      $10.00-$13.63         1,180,620      $12.70      7.6 years     437,575      $12.37
      $14.00-$28.00           591,050      $19.13      5.2 years     455,375      $20.14
                          -------------                          -------------
                            5,085,923      $10.11      7.0 years   2,391,393      $10.13
                          -------------                          -------------
                          -------------                          -------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 1998, 1997 or 1996. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:


                                        1998             1997            1996
                                   -------------    -------------    -------------
       Net loss
         As reported               $(33,003,000)    $(19,016,000)    $(23,172,000)
         Pro forma                  (34,708,000)     (21,453,000)     (23,958,000)

       Net loss per share
         As reported               $      (1.04)    $       (.63)    $       (.91)
         Pro forma                        (1.09)            (.71)            (.94)

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate range of 5.63% to 6.63%, 5.25% to 6.5%, and 5.25% to 6.5%; dividend yield of 0% (for all years); volatility factor of 66%, 63%, and 63%; and a weighted-average expected term of 6 years, 4 years, and 4 years. The estimated weighted average fair value at grant date for the options granted during 1998, 1997 and 1996 was $5.85, $6.90 and $7.02 per option, respectively.

WARRANTS

     At June 30, 1998, the Company had warrants outstanding to purchase 573,835 shares of common stock at prices ranging from $6.67 to $20 per share.
 The warrants expire on various dates from August 1998 through February 2001.

PREFERRED STOCK

     In fiscal 1996, in conjunction with a license agreement, Hoechst Marion Roussel, Inc. ("HMRI") purchased 750,000 shares of the Company's convertible Series B Preferred Stock and 200,000 shares of its convertible Series C Preferred Stock for an aggregate of $22 million. In June 1996, all outstanding shares of convertible Series A Preferred Stock (issued to Johnson & Johnson Development Corp. ("J&JDC") in 1995) and Series B Preferred Stock and accrued dividends thereon were converted into 815,625 and 759,375 shares of Alliance common stock, respectively. In June 1997, all outstanding shares of Series C Preferred Stock were converted into 345,327 shares of Alliance common stock (see Note 5). In September 1997, in conjunction with a license agreement, Schering Berlin Venture Corp. ("SBVC"), an affiliate of Schering AG, Germany ("Schering"), purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. The Series D Preferred Stock is convertible into Alliance common stock upon certain events at a rate based upon a 20 day average of the closing market prices of the common stock at the time of conversion. The Series D Preferred Stock is entitled to one vote per share and has no annual dividend.

     The Series A Preferred Stock carried a cumulative annual dividend of $0.50 per share. The Series B Preferred Stock carried a cumulative annual dividend of $1.00 per share. The dividends were payable in cash or common stock. In June 1996, these dividends were paid by issuing 75,000 shares of Alliance common stock.

5.  LICENSE AGREEMENTS

     In August 1994, the Company executed a license agreement (the "Ortho License Agreement") with Ortho Biotech Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provided Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Ortho agreed to pay to Alliance a royalty based upon sales of products after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Under the agreement, Ortho was responsible for substantially all of the costs of developing and marketing the products. In December 1996, Ortho paid the Company a $15 million milestone payment. In conjunction with the Ortho License Agreement, J&JDC purchased 1.5 million shares of Alliance Series A Preferred Stock for $15 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share. In June 1996, the preferred stock and warrant were converted into common stock (see Note 4).
In May 1998, Ortho and the Company restructured the agreement.

Under the restructured agreement, Alliance assumed responsibility for worldwide development of OXYGENT at its own cost, and Ortho retained certain rights to be the exclusive marketing agent for the product.

     In February 1996, the Company entered into a license agreement (the
"HMRI License Agreement") with HMRI, which provided HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. Under the agreement, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. On June 30, 1997, HMRI paid the Company a $2.5 million milestone payment and $2.5 million for the purchase of clinical trial supplies. The Company also announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, (ii) temporarily revise the method for reimbursing the expenses for portions of the development work and (iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement is terminated before January 1, 1998. The Company recorded the $2.5 million in clinical trial supplies as deferred revenue and at June 30, 1998 the unused supplies were approximately $2.3 million. In December 1997, the HMRI License Agreement was terminated. Therefore,
Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of clinical trial supplies from HMRI. In May 1998, HMRI asserted a claim for an amount up to $7.5 million, payable in 2002 in cash or common stock, at the Company's election. The Company does not believe that the claim is meritorious and intends to vigorously contest such claim.

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENTS. The product will be developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an up-front, non-refundable initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred stock for $10 million.

6.  INCOME TAXES

     Significant components of the Company's deferred tax assets as of June 30, 1998 are shown below. A valuation allowance of $96,202,000, of which $9,111,000 is related to 1998, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     Deferred tax assets consist of the following:

                                                                       June 30,
                                                                 1998            1997
                                                            -------------   -------------
        Net operating loss carryforwards                    $  74,481,000   $  69,360,000
        Research and development credits                        8,571,000       8,220,000
        Capitalized research expense                           10,744,000       7,286,000
        Other - net                                             2,406,000       2,225,000
                                                            -------------   -------------
        Total deferred tax assets                              96,202,000      87,091,000
        Valuation allowance for deferred tax assets           (96,202,000)    (87,091,000)
                                                            -------------   -------------
        Net deferred tax assets                             $         --    $          --
                                                            -------------   -------------
                                                            -------------   -------------

     Approximately $3,580,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

     At June 30, 1998, the Company had federal and various state net operating loss carryforwards of approximately $206,015,000 and $41,320,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in fiscal 1999, unless previously utilized.
 The California tax loss carryforwards will continue to expire in fiscal 1999 unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $8,879,000 and $2,868,000, respectively, which will begin expiring in fiscal 1999 unless previously utilized.

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

     Minimum annual commitments related to operating lease payments at June 30, 1998 are as follows:

        Years ending June 30,
        ---------------------
            1999                                             $  3,389,000
            2000                                                2,406,000
            2001                                                2,262,000
            2002                                                2,331,000
            2003                                                1,617,000
            Thereafter                                          4,306,000
                                                             ------------
            Total                                            $ 16,311,000
                                                             ------------
                                                             ------------


     Rent expense for fiscal 1998, 1997, and 1996 was $3.4 million, $2.6 million, and $2.1 million, respectively.


8.  SUBSEQUENT EVENT

     In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million and retained the right to sell similar preferred stock periodically through early 1999 in an amount not to exceed an additional $14 million. The preferred shares are convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock. In recognition of this beneficial conversion feature, the Company will recognize an imputed dividend of approximately $450,000 on these preferred shares. At the option of the Company, beginning in 2003, the Company can either force the conversion of any remaining unconverted shares into common stock, or can redeem the stock at the then prevailing conversion price. The Company may be liable for penalties if certain conditions are not met. The Series E-1 Preferred Stock has the same voting rights as common stock and has a liquidation preference of $60 per share. No dividends will accrue to the holders of the preferred stock, however, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration by December 2003. The royalty amount will be between 0.4% and 1.6%, subject to adjustments downward, of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right.

                                EXHIBIT INDEX

     Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:



Number                                  Document
------                                  --------
  3(c)    Certificate of Amendment to the Certificate of Incorporation of the
          Company filed August 14, 1998.

 10(j)    Convertible Preferred Stock Purchase Agreement dated as of August 13,
          1998 between the Company and certain investors ("E-1 Investors").

 10(k)    Royalty Rights Agreement dated as of August 13, 1998 between the
          Company and the E-1 Investors.

 10(l)    Registration Rights Agreement dated as of August 13, 1998 between the
          Company and the E-1 Investors.

 10(m)    Credit Agreement dated as of June 17, 1998 between the Company and
          Imperial Bank.

 10(n) Promissory Note in the amount $15 million dated June 17, 1998 executed by the Company in favor of Imperial Bank.

 10(o) Security Agreement dated June 17, 1998 executed by the Company in favor of Imperial Bank.

 10(p)    Lease Agreement dated November 7, 1997 between the Company and WHAMC
          Real Estate Limited Partnership, a Delaware limited partnership, relating to certain manufacturing and development facilities in San Diego, California.

(23.1)     Consent of Ernst & Young LLP, Independent Auditors