Form 10-Q
period 1998-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1998-11-12
CIK 736994

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
  -------              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                         or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  -------              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from________ to

                           Commission File Number 0-12950

                           ALLIANCE PHARMACEUTICAL CORP.
               (Exact name of Registrant as specified in its charter)

NEW YORK                                14-1644018
------------------------------------    ------------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

3040 Science Park Road
SAN DIEGO, CALIFORNIA                   92121
------------------------------------    ------------------------------------
(Address of principal                   Zip Code
executive offices)

Registrant's telephone number,
including area code:                    619-558-4300
                                        ------------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes          X                          No
    -------------------                    -------------------

As of November 4, 1998, Registrant had 32,042,482 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX


                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                              3

     Condensed Consolidated Statements of Operations                    4

     Condensed Consolidated Statements of Cash Flows                    5

     Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of

 Financial Condition and Results of Operations                          8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             13

Item 2.  Changes in Securities and Use of Proceeds                     13

Item 6. Exhibits and Reports on Form 8-K                               13


PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                             SEPTEMBER 30,         JUNE 30,
                                                                                  1998               1998
                                                                             -------------       ------------
                                                                              (UNAUDITED)           (NOTE)
ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                                             $  19,354,000       $ 11,809,000
       Short-term investments                                                   23,916,000         38,046,000
       Research revenue receivable                                               6,039,000          6,847,000
       Other current assets                                                        677,000            694,000
                                                                             -------------       ------------
          Total current assets                                                  49,986,000         57,396,000

     PROPERTY, PLANT AND EQUIPMENT - NET                                        24,320,000         23,087,000
     PURCHASED TECHNOLOGY--NET                                                  12,500,000         12,880,000
     OTHER ASSETS--NET                                                             310,000            314,000
                                                                             -------------       ------------
                                                                             $  87,116,000       $ 93,677,000
                                                                             -------------       ------------
                                                                             -------------       ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                      $   1,373,000       $  2,191,000
       Accrued expenses                                                          2,119,000          3,121,000
       Deferred revenue                                                          2,286,000          2,286,000
       Current portion of long-term debt                                         1,281,000          1,068,000
                                                                             -------------       ------------
          Total current liabilities                                              7,059,000          8,666,000

     LONG-TERM DEBT                                                              8,527,000          8,882,000
     OTHER                                                                          24,000             39,000

     STOCKHOLDERS' EQUITY:
       Preferred stock--$.01 par value; 5,000,000 shares authorized;
          500,000 and 500,000 shares of Series D issued and outstanding at
          September 30, 1998 and June 30, 1998, respectively                         5,000              5,000
          100,000 and 0 shares of Series E-1 issued and outstanding at
          September 30, 1998 and June 30, 1998, respectively                         1,000                 --
       Common stock--$.01 par value; 50,000,000 shares authorized;
          32,042,482 and 31,164,935 shares issued and outstanding at
          September 30, 1998 and June 30, 1998, respectively                       320,000            320,000
     Additional paid-in capital                                                346,102,000        340,016,000
     Accumulated deficit                                                      (274,922,000)      (264,251,000)
                                                                             -------------       ------------
          Total stockholders' equity                                            71,506,000         76,090,000
                                                                             -------------       ------------
                                                                               $87,116,000        $93,677,000
                                                                             -------------       ------------
                                                                             -------------       ------------


    Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1998             1997
                                                     ------------   ------------
                                                              (UNAUDITED)
     REVENUES:
       License and research revenue                  $  5,100,000   $  6,539,000

     OPERATING EXPENSES:
       Research and development                        13,546,000     12,046,000
       General and administrative                       2,185,000      1,812,000
                                                     ------------   ------------
                                                       15,731,000     13,858,000
                                                     ------------   ------------
     LOSS FROM OPERATIONS                             (10,631,000)    (7,319,000)

     INVESTMENT INCOME AND OTHER - NET                    442,000        969,000
                                                     ------------   ------------
     NET LOSS                                         (10,189,000)    (6,350,000)

     IMPUTED DIVIDEND ON SERIES E-1 PREFERRED STOCK      (483,000)             -
                                                     ------------   ------------
     NET LOSS APPLICABLE TO COMMON SHARES            $(10,672,000)   $(6,350,000)
                                                     ------------   ------------
                                                     ------------   ------------

     NET LOSS PER COMMON SHARE:
       BASIC AND DILUTED                                   $(0.33)        $(0.20)
                                                     ------------   ------------
                                                     ------------   ------------

     WEIGHTED AVERAGE SHARES OUTSTANDING:
       BASIC AND DILUTED                               32,021,000     31,316,000
                                                     ------------   ------------
                                                     ------------   ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            1998                 1997
                                                                        ------------         ------------
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                              $(10,189,000)        $ (6,350,000)
  Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                         1,360,000            1,213,000
     Changes in operating assets and liabilities:
       Research revenue receivable                                           808,000            5,000,000
       Deferred revenue                                                            -             (154,000)
       Other assets                                                           21,000               35,000
       Accounts payable and accrued expenses and other                    (1,834,000)          (2,025,000)
                                                                        ------------         ------------
Net cash used in operating activities                                     (9,834,000)          (2,281,000)
                                                                        ------------         ------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (13,955,000)         (28,590,000)
  Sales and maturities of short-term investments                          28,069,000           32,203,000
  Property, plant and equipment                                           (2,213,000)          (1,044,000)
                                                                        ------------         ------------
Net cash provided by investing activities                                 11,901,000            2,569,000
                                                                        ------------         ------------

FINANCING ACTIVITIES:
  Issuance of common stock                                                         -              294,000
  Issuance of convertible preferred stock                                  5,621,000            9,750,000
  Principal payments on long-term debt                                      (143,000)            (254,000)
                                                                        ------------         ------------
Net cash provided by financing activities                                  5,478,000            9,790,000
                                                                        ------------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      7,545,000           10,078,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          11,809,000           14,590,000
                                                                        ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $19,354,000         $ 24,668,000
                                                                        ------------         ------------
                                                                        ------------         ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Issuance of common stock in connection with
  acquired in-process technology                                         $         -         $  2,500,000


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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1998 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
June 30, 1998.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $12.1 million and $12.4 million, net of accumulated amortization of $11.1 million and $10.8 million at

September 30 and June 30, 1998, respectively. The technology acquired from BioPulmonics has a book value of approximately $386,000 and $471,000, and is being amortized over five to seven years and is net of accumulated amortization of $1.6 million and $1.5 million at September 30 and June 30, 1998, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties, and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

NEW ACCOUNTING STANDARDS

     Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholder's equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended September 30, 1998 and 1997, the total comprehensive loss, which includes the unrealized loss on available-for-sale securities, was $10,206,000 and $6,439,000, respectively. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available regularly by the Company in deciding how to allocate resources in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company.

NET INCOME (LOSS) PER SHARE

     The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

2.  PREFERRED STOCK

     In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million and obtained the right to sell similar preferred stock periodically through early 1999 in an amount not to exceed an additional $14 million. The preferred shares are convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock. As a result of this beneficial conversion feature, the Company has recognized an imputed dividend of approximately $483,000 on these preferred shares. At the option of the Company, beginning in 2003, the Company can either force the conversion of any remaining unconverted shares into common stock or can redeem the stock at the then prevailing conversion price. The Company may be liable for penalties if certain conditions are not met. The Series E-1 Preferred Stock has ten votes per share and votes with the holders of common stock, except where otherwise required by law. The Series E-1 Preferred Stock has a liquidation preference of $60 per share ($6.0 million). No dividends will accrue to the holders of the preferred stock; however, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration by December 2003. The royalty amount will be between 0.4% and 1.6%, subject to adjustments downward, of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right. Because the Company's common stock traded below $3.00 for ten consecutive days in October 1998, under the terms of the purchase agreement, the Company may not require the investors to purchase the additional $14 million in preferred stock; however, the investors have agreed to discuss a waiver of the trading limitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements with Schering AG, Germany ("Schering") for IMAGENT-Registered Trademark- and VIA Medical Corporation ("VIA") for RODA-TM-. Under the arrangement for IMAGENT, Schering has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI") in December 1997, and the restructuring of the license agreement (the "Ortho License Agreement") with Ortho
Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho") in May 1998, Alliance expects to incur a substantial increase in development expenses related to LIQUIVENT and OXYGENT and a substantial decrease in related research revenue relative to prior years. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1998, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by certain fixed assets and are to be repaid over 4.5 years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On September 30, 1998, the balance outstanding on this loan was $9.8 million. The Company also has a $1.5 million line of credit available with another bank. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

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

     From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. The Company announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, and (iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement is terminated before January 1, 1998. The Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. At September 30, 1998, the unused supplies were approximately $2.3 million. In December 1997, the HMRI License Agreement was terminated. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of clinical trial supplies from HMRI. In May 1998, HMRI asserted a claim for an amount up to $7.5 million, payable in 2002 in cash or common stock, at the Company's election. In September 1998, HMRI increased the demand to $16.8 million, plus interest and punitive damages, and filed a demand for arbitration. The Company does not believe that the claim is meritorious, intends to vigorously contest such claim, and has filed a counterclaim for unspecified damages. The Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, no assurances can be given that the

Company will prevail on the claim or that an adverse result will not have a material adverse effect on the Company.

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

     The Company had net working capital of $42.9 million at September 30, 1998, compared to $48.7 million at June 30, 1998. The Company's cash, cash equivalents, and short-term investments decreased to $43.3 million at September 30, 1998 from $49.9 million at June 30, 1998. The decrease resulted primarily from cash used in operations of $9.8 million and property, plant and equipment additions of $2.2 million, offset by net proceeds from the sale of convertible Series E-1 Preferred Stock of $5.6 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     Alliance anticipates that its current capital resources, expected revenue from the Schering License Agreement and investments, will be adequate to satisfy its capital requirements through fiscal 1999. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has initiated its Year 2000 program, which has already identified several systems that are not yet Year 2000 compliant. The Company expects to complete its initial assessment by the end of the year. The assessment will include critical third-party confirmations with respect to their computers, software and systems, and a listing of all equipment subject to Year 2000 concerns. The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software, and other systems will continue to operate in the Year 2000. While the Company has begun evaluating potential strategies for resolving its Year 2000 problems, the dollar amount the Company will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately,
(ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software, or systems as a result of Year 2000 problems could have a material adverse effect on the Company's business or financial condition.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; obtaining and enforcing patents important to the Company's business; possible competition from other products; and Year 2000 issues. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's license and research revenue decreased by approximately 22% to $5.1 million for the three months ended September 30, 1998, compared to $6.5 million for the three months ended September 30, 1997. The decrease is primarily a result of the lack of license revenue from the Schering License Agreement and decreased development expense reimbursement from the Ortho License Agreement, net of increased milestone payments received under the Schering License Agreement. The Company expects research revenue to significantly decrease in 1999 compared to 1998, due to the lack of revenue from the Ortho License Agreement.

     Research and development expenses increased by approximately 12% to $13.5 million for the three months ended September 30, 1998, compared to $12 million for the three months ended September 30, 1997. The increase in expenses was primarily due to a $1 million increase in staffing costs for employees engaged in research and development activities, a $218,000 increase in rent and lease expense, and a $141,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities.

     General and administrative expenses increased by approximately 21% to $2.2 million for the three months ended September 30, 1998, compared to $1.8 million for the three months ended September 30, 1997. The increase in general and administrative expenses was primarily due to increased salaries and wages and professional fees.

     Investment income and other was $442,000 for the three months ended September 30, 1998, compared to $969,000 for the three months ended
September 30, 1997. The decrease was primarily a result of lower average cash and short-term investment balances.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

     In September 1998 HMRI delivered to the Company a demand for arbitration ("Demand") in connection with its termination of the HMRI License Agreement. On October 8, 1998 HMRI filed the Demand with the American Arbitration Association. The Demand seeks up to $16.8 million, plus interest and punitive damages. The Demand alleges that the Company breached its agreement with HMRI, did not act in good faith, and misrepresented that if the HMRI License Agreement was terminated by December 31, 1997, the Company would pay certain monies to HMRI. The Company does not believe the claim is meritorious, intends to vigorously contest such claim, and has filed a counterclaim for unspecified damages. The Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, no assurances can be given that the Company will prevail on the claim or that an adverse result will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 14, 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain institutional investors for $6 million. The shares were sold in reliance on an exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended. The purchasers were all "accredited investors," as defined Regulation D promulgated thereunder. The preferred shares are convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. The Company paid a fee of 6% of gross proceeds to certain financial advisors in connection with the transaction. At the option of the Company, beginning in 2003, the Company can either force the conversion of any remaining unconverted shares into common stock, or can redeem the stock at the then prevailing conversion price.

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


                                       ALLIANCE PHARMACEUTICAL CORP.
                                                (Registrant)

                                               \s\ Tim T Hart
                                       -----------------------------
                                                Tim T. Hart
                                          Chief Financial Officer
                                               and Treasurer


Date:  November 11, 1998