Form 10-Q
period 1998-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 1999-02-12
CIK 736994

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

                                         or

----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to__________

                          Commission File Number 0-12950

                           ALLIANCE PHARMACEUTICAL CORP.
               (Exact name of Registrant as specified in its charter)

New York                                14-1644018
---------------------------------       --------------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

3040 Science Park Road
San Diego, California                   92121
---------------------------------       --------------------------------------
(Address of principal                   Zip Code
executive offices)

Registrant's telephone number,
including area code:                    619/558-4300
                                        --------------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes       X                      No
          -----------                    -----------

As of February 8, 1999, Registrant had 33,137,739 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES


INDEX

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


     Condensed Consolidated Balance Sheets                                   3


     Condensed Consolidated Statements of Operations                         4


     Condensed Consolidated Statements of Cash Flows                         5


     Notes to Condensed Consolidated Financial Statements                    6


Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                               8


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 6. Exhibits and Reports on Form 8-K                                    15

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                               DECEMBER 31,     JUNE 30,
                                                                  1998            1998
                                                               ------------     --------
ASSETS                                                         (UNAUDITED)       (NOTE)
CURRENT ASSETS:

    Cash and cash equivalents                                 $  13,772,000  $  11,809,000
    Short-term investments                                       23,071,000     38,046,000
    Research revenue receivable                                   2,875,000      6,847,000
    Other current assets                                            618,000        694,000
                                                              -------------  -------------
        Total current assets                                     40,336,000     57,396,000


PROPERTY, PLANT AND EQUIPMENT - NET                              24,259,000     23,087,000
PURCHASED TECHNOLOGY - NET                                       12,120,000     12,880,000
OTHER ASSETS - NET                                                  469,000        314,000
                                                              -------------  -------------
                                                              $  77,184,000  $  93,677,000
                                                              -------------  -------------
                                                              -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                          $   3,830,000  $   2,191,000
    Accrued expenses                                              2,013,000      3,121,000
    Deferred revenue                                              2,286,000      2,286,000
    Current portion of long-term debt                             2,143,000      1,068,000
                                                              -------------  -------------
        Total current liabilities                                10,272,000      8,666,000


LONG-TERM DEBT                                                   12,500,000      8,882,000
OTHER                                                                24,000         39,000


STOCKHOLDERS' EQUITY:

    Preferred stock - $.01 par value; 5,000,000 shares
     authorized; 500,000 shares of Series D issued and
     outstanding at December 31, 1998 and June 30, 1998               5,000          5,000
     100,000 and 0 shares of Series E-1 issued and
     outstanding at December 31, 1998 and June 30, 1998,
     respectively                                                     1,000              -

   Common stock - $.01 par value; 75,000,000 shares authorized;
     32,042,482 and 31,994,338 shares issued and outstanding
     at December 31, 1998 and June 30, 1998, respectively           320,000        320,000
   Additional paid-in capital                                   346,057,000    340,016,000
   Accumulated deficit                                         (291,995,000)  (264,251,000)
                                                              -------------  -------------
        Total stockholders' equity                               54,388,000     76,090,000
                                                              -------------  -------------
                                                              $  77,184,000  $  93,677,000
                                                              -------------  -------------
                                                              -------------  -------------

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

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,

                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------    -----------
                                                         (UNAUDITED)                   (UNAUDITED)
REVENUES:

    License and research revenue                $  1,048,000    $ 5,274,000   $  6,148,000   $ 11,813,000


OPERATING EXPENSES:

    Research and development                      16,418,000     11,778,000     29,964,000     23,824,000
    General and administrative                     1,990,000      1,868,000      4,175,000      3,680,000
                                                ------------    -----------   ------------   ------------
                                                  18,408,000     13,646,000     34,139,000     27,504,000
                                                ------------    -----------   ------------   ------------
LOSS FROM OPERATIONS                             (17,360,000)    (8,372,000)   (27,991,000)   (15,691,000)

INVESTMENT INCOME AND OTHER - NET                    287,000        908,000        729,000      1,877,000
                                                ------------    -----------   ------------   ------------
Net loss                                         (17,073,000)    (7,464,000)   (27,262,000)   (13,814,000)

IMPUTED DIVIDEND ON
  SERIES E-1 PREFERRED STOCK                               -              -       (483,000)             -
                                                ------------    -----------   ------------   ------------
NET LOSS APPLICABLE TO COMMON SHARES            $(17,073,000)   $(7,464,000)  $(27,745,000)  $(13,814,000)
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------
NET LOSS PER COMMON SHARE:
    BASIC AND DILUTED                           $      (0.53)   $     (0.24)  $      (0.87)  $      (0.44)
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                             32,042,000     31,458,000     32,032,000     31,387,000
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,

                                                                                  1998           1997
                                                                              ------------   ------------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
    Net loss                                                                  $(27,262,000)  $(13,814,000)
    Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization                                             2,795,000      2,488,000
       Changes in operating assets and liabilities:
           Research revenue receivable                                           3,972,000      3,037,000
           Deferred revenue                                                              -       (214,000)
           Other assets                                                            (79,000)       (73,000)
           Accounts payable and accrued expenses and other                         516,000     (1,833,000)
                                                                              ------------   ------------
Net cash used in operating activities                                          (20,058,000)   (10,409,000)
                                                                              ------------   ------------
INVESTING ACTIVITIES:
    Purchases of short-term investments                                        (23,711,000)   (50,879,000)
    Sales and maturities of short-term investments                              38,663,000     54,808,000
    Property, plant and equipment                                               (3,207,000)    (2,818,000)
    Payment for acquired in-process technology                                           -        (57,000)
                                                                              ------------   ------------
Net cash provided by investing activities                                       11,745,000      1,054,000
                                                                              ------------   ------------
FINANCING ACTIVITIES:
    Issuance of common stock                                                             -        394,000
    Issuance of convertible preferred stock                                      5,583,000      9,600,000
    Proceeds from long-term debt                                                 5,050,000              -
    Principal payments on long-term debt                                          (357,000)      (546,000)
                                                                              ------------   ------------
Net cash provided by financing activities                                       10,276,000      9,448,000
                                                                              ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                            1,963,000         93,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                11,809,000     15,368,000
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 13,772,000   $ 15,461,000
                                                                              ------------   ------------
                                                                              ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Issuance of common stock in connection with
 acquired in-process technology                                               $          -   $  7,500,000

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 1998 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three and six months ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $11.8 million and $12.4 million, net of accumulated amortization of $11.4 million and $10.8 million at December 31 and June 30, 1998, respectively. The technology acquired from BioPulmonics has a book value of approximately $300,000 and $471,000, and is being amortized over five to seven years and is net of accumulated amortization of $1.7 million and $1.5 million at December 31 and June 30, 1998, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

NEW ACCOUNTING STANDARDS

     Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholder's equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended December 31, 1998 and 1997, the total comprehensive loss, which includes the unrealized loss on available-for-sale securities, was $17,079,000 and $7,465,000, respectively. During the six months ended December 31, 1998 and 1997, the total comprehensive loss was $27,285,000 and $13,904,000, respectively. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available regularly by the Company in deciding how to allocate resources in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company.

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

2.  PREFERRED STOCK

     In August 1998, the Company sold 100,000 shares of its convertible
Series E-1 Preferred Stock to certain investors for $6 million and obtained the right to sell similar preferred stock periodically through early 1999 in an amount not to exceed an additional $14 million. The right to sell additional preferred stock to these investors has terminated. The preferred shares are convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock. As a result of this beneficial conversion feature, the Company has recognized an imputed dividend of $483,000 on these preferred shares. At the option of the Company, beginning in 2003, the Company can either force the conversion of any remaining unconverted shares into common stock or can redeem the stock at the then prevailing conversion price. The Company may be liable for penalties if certain conditions are not met. The Series E-1 Preferred Stock has ten votes per share and votes with the holders of common stock, except where otherwise required by law. The Series E-1 Preferred Stock has a liquidation preference of $60 per share ($6 million). No dividends will accrue to the holders of the preferred stock; however, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration by December 2003. The royalty amount will be between 0.4% and 1.6%, subject to adjustments downward, of net sales of the product for a period of three years. The
Company has certain rights to repurchase the royalty right. On January 4, 1999, 47,837 shares of preferred stock were converted into 1,091,338 shares of common stock at an average price of $2.63 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements with Schering AG, Germany ("Schering") for IMAGENT-Registered Trademark- and
VIA Medical Corporation ("VIA") for RODA-TM-. Under the arrangement for IMAGENT, Schering has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. As of December 30, 1998, Schering and the Company modified the Schering license agreement (the "Schering License Agreement") to reduce the quarterly reimbursements, to increase the milestone payments, and to revise the method of calculating royalties. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI") in December 1997, the restructuring of the license agreement (the "Ortho License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho") in May 1998, and the reduction in the on-going reimbursements from Schering, Alliance expects to incur a substantial increase in development expenses and a substantial decrease in related research revenue relative to prior years. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 1998, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and, in December 1997, the amount available under the loan was increased to $15.2 million. In
June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by certain fixed assets and are to be repaid over
4.5 years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On December 31, 1998, the balance outstanding on this loan was $14.6 million. The Company also has a $1.5 million line of credit available with another bank. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements.

     In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. The product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAGENT. Because of changes in the development of the field of ultrasound contrast agents and in the parties' development plans, Alliance and Schering amended the Schering License Agreement as of December 30, 1998. Under the original arrangement, royalty rates were based upon the development of specific medical uses for IMAGENT, which placed limitations on the development effort. The parties elected to revise the royalty calculation which is now based on sales of IMAGENT, a more traditional method of determining royalties. This modification permits the parties to be flexible in developing IMAGENT. Although the method of calculating royalties has been changed, the Company believes that there will be no material difference in the amount of royalties to be earned by the Company under the Schering License Agreement. Additionally, the parties reduced ongoing development reimbursements and added new milestone payments.

     From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. The Company announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, and
(iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement is terminated before January 1, 1998. The Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. At December 31, 1998, the unused supplies were approximately
$2.3 million.  In December 1997,
the HMRI License Agreement was terminated. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it will be responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT.
The parties are considering a repurchase by Alliance of clinical trial supplies from HMRI. In May 1998, HMRI asserted a claim for an amount up to $7.5 million, payable in 2002 in cash or common stock, at the Company's election. In September 1998, HMRI increased the demand to $16.8 million, plus interest and punitive damages, and filed a demand for arbitration. The Company does not believe that the claim is meritorious, intends to vigorously contest such claim, and has filed a counterclaim for unspecified damages.
The Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, no assurances can be given that the Company will prevail on the claim or that an adverse result will not have a material adverse effect on the Company.

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

     The Company had net working capital of $30.1 million at December 31, 1998, compared to $48.7 million at June 30, 1998. The Company's cash, cash equivalents, and short-term investments decreased to $36.8 million at December 31, 1998 from $49.9 million at June 30, 1998. The decrease resulted primarily from cash used in operations of $20.1 million, and property, plant and equipment additions of $3.2 million, partially offset by net proceeds from the sale of convertible Series E-1 Preferred Stock of $5.6 million and by additional proceeds of $5.1 million from its loan and security agreement. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     The Company expects to incur substantial additional expenditures associated with product development as the products proceed in pivotal clinical trials.
The Company will seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing will be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance anticipates that its current capital resources, expected revenue from the Schering License Agreement and investments will be adequate to satisfy its capital requirements through fiscal 1999. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program, which has already identified several systems that are not yet Year 2000 compliant. The Company has substantially completed an inventory of its systems, software and embedded chips, and is in the process of obtaining confirmations from critical third parties with respect to their computers, software and systems. Many systems have already been replaced over the past two years in the ordinary course of Company plans for upgrading its equipment, software and systems. The Company has initiated the removal and exchange of other non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software, and other systems will continue to operate in the Year 2000. The Company's costs to date to resolve its Year 2000 problems is not material; however, the total amount it will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software, or systems as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; the uncertainties associated with obtaining and enforcing patents important to the Company's business; possible competition from other products; and Year 2000 issues. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1997

     The Company's license and research revenue decreased by $5.7 million to $6.1 million for the six months ended December 31, 1998, compared to $11.8 million for the six months ended December 31, 1997. The decrease is primarily a result of the decreased research revenue from Ortho under the Ortho License Agreement. Also, revenue for the six months ended December 31, 1997 included a $4 million initial license fee from Schering. The Company expects research revenue to significantly decrease in 1999 compared to 1998, due to the restructuring of the Ortho License Agreement and reduced research reimbursement from the Schering License Agreement.

     Research and development expenses increased by 26% to $30 million for the six months ended December 31, 1998, compared to $23.8 million for the six months ended December 31, 1997. The increase in expenses was primarily due to a $3.3 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.3 million increase in staffing costs for employees engaged in research and development activities, a $548,000 increase in rent and lease expense, a $480,000 increase in supplies and chemical costs, as well as other increases related to the Company's research and development activities. The increase for the six month period is primarily attributable to increased expenses related to the IMAGENT Phase 3 clinical trial and the preparation of the IMAGENT manufacturing facilities for regulatory approval.

     General and administrative expenses increased by approximately 13% to $4.2 million for the six months ended December 31, 1998, compared to $3.7 million for the six months ended December 31, 1997. The increase in general and administrative expenses was primarily due to a $323,000 increase in professional fees and a $137,000 increase in staffing costs.

     Investment income and other was $729,000 for the six months ended December 31, 1998, compared to $1.9 million for the six months ended
December 31, 1997. The decrease was primarily a result of lower average cash and short-term investment balances.

     THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

     The Company's license and research revenue decreased by $4.2 million to approximately $1 million for the three months ended December 31, 1998, compared to $5.3 million for the three months ended December 31, 1997. The decrease is primarily a result of decreased research revenue from the Ortho License Agreement and the reduction in research and milestone revenue from the Schering License Agreement. The Company expects research revenue to continue to significantly decrease in 1999 compared to 1998, due to the restructuring of the Ortho License Agreement and reduced research reimbursement from the Schering License Agreement.

     Research and development expenses increased by 39% to $16.4 million for the three months ended December 31, 1998, compared to $11.8 million for the three months ended December 31, 1997. The increase in expenses was primarily due to a $3.2 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $474,000 increase in supplies and chemical costs, a $330,000 increase in rent and lease expense, a $265,000 increase in staffing costs for employees engaged in research and development activities, as well as other increases related to the Company's research and development activities. The increase for the three month period is primarily attributable to increased expenses related to the IMAGENT Phase 3 clinical trial and the preparation of the IMAGENT manufacturing facilities for regulatory approval.

     General and administrative expenses were $2 million for the three months ended December 31, 1998, compared to $1.9 million for the three months ended December 31, 1997. The increase in general and administrative expenses was primarily due to increased professional fees.

     Investment income and other was $287,000 for the three months ended December 31, 1998, compared to $908,000 for the three months ended December 31, 1997. The decrease was primarily a result of lower average cash and short-term investment balances.

     Alliance expects to continue to incur substantial and increasing expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

     In September 1998, HMRI delivered to the Company a demand for arbitration ("Demand") in connection with its termination of the HMRI License Agreement. On October 8, 1998, HMRI filed the Demand with the American Arbitration Association. The Demand seeks up to $16.8 million, plus interest and punitive damages. The Demand alleges that the Company breached its agreement with HMRI, did not act in good faith, and misrepresented that if the HMRI License Agreement was terminated by December 31, 1997, the Company would pay certain monies to HMRI. The Company does not believe the claim is meritorious, intends to vigorously contest such claim, and has filed a counterclaim for unspecified damages. The Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, no assurances can be given that the Company will prevail on the claim or that an adverse result will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders was held on November 11, 1998. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

                                                                                  Broker
              Director                     For          Against    Withheld      Non-Votes
              --------                     ---          -------    --------      ---------
       Pedro Cuatrecasas, M.D.          28,310,665     1,514,162       0             0

       Carroll O. Johnson               28,310,665     1,514,162       0             0

       Stephen M. McGrath               28,305,163     1,519,664       0             0

       Donald E. O'Neill                28,310,465     1,514,362       0             0

       Helen M. Ranney, M.D.            28,304,063     1,520,764       0             0

       Jean G. Riess, Ph.D.             28,310,665     1,514,162       0             0

       Duane J. Roth                    28,308,390     1,516,437       0             0

       Theodore D. Roth                 28,309,190     1,515,637       0             0

       Thomas F. Zuck, M.D.             28,304,963     1,519,864       0             0

     The shareholders of the Company voted to increase the number of authorized shares of Common Stock from 50,000,000 shares to 75,000,000 in accordance with the following vote:

     27,637,772  For  2,085,379  Against  101,676  Withheld  0  Broker Non-Votes
     ----------       ---------           -------           ---

     The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 1999 in accordance with the following vote:

     29,672,279  For  99,800  Against  52,748  Withheld  0  Broker Non-Votes
     ----------       ------           ------           ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3. Certificate of Amendment to the Certificate of Incorporation of the Company filed on January 15, 1999.

     10. First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering Aktiengesellschaft.

(b)  There was no report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLIANCE PHARMACEUTICAL CORP.
                                           (Registrant)

                                          /s/ Tim T. Hart
                                    -----------------------------
                                           Tim T. Hart
                                      Chief Financial Officer
                                           and Treasurer

Date:  February 11, 1999

                           Alliance Pharmaceutical Corp.

                                     Form 10-Q

                                   EXHIBIT INDEX

     The following exhibits are being filed herewith:

  Number                                  Document
  ------         -------------------------------------------------------------
    3.           Certificate of Amendment to the Certificate of Incorporation
                 of the Company filed on January 15, 1999.

    10.          First Amendment to License Agreement, dated as of December 30,
                 1998, between the Company and Schering Aktiengesellschaft. *

* Confidential treatment being requested.