Form 10-K/A
period 1998-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1999-04-15
CIK 736994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------
                                 FORM 10-K/A
                              (Amendment No. 1)

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


                          [COVER PAGE 2 OF 2 PAGES]

     The undersigned registrant hereby amends Item 8 of its Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 11, 1998, to add additional information regarding anticipated capital requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Table of Contents to Consolidated Financial Statements on page F-1 below for a list of the Financial Statements being filed herein.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIANCE PHARMACEUTICAL CORP.

                                       (Registrant)


Date:  April 13, 1999                  By: /s/ THEODORE D. ROTH
                                          --------------------------------------
                                          Theodore D. Roth
                                          President

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated July 31, 1998, the Company, as discussed in Note 1 has experienced a substantial reduction in revenues and increased costs that adversely affect the Company's current results of operations and liquidity. Note 1 describes management's plans to address these issues.

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




                                                     ERNST & YOUNG LLP



San Diego, California
July 31, 1998, except for Note 8,
    as to which the date is August 14, 1998 and the second paragraph of Note 1, as to which the date is April 12, 1999

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

LIQUIDITY

     Since July 1, 1998, the Company has experienced a substantial reduction in revenues and increased costs and believes its available cash, cash equivalents and short-term investments are sufficient to meet its anticipated capital requirements through August 1999 which raises substantial doubt about its ability to continue as a going concern. Additionally, the Company is currently in violation of one of its debt covenants. Substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as additional public or private equity financings and collaborative arrangements. There can be no assurance that any of these potential financings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license our significant portions of the Company's technology or potential products.

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