Form 10-K/A
period 1998-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1999-04-16
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

(MARK ONE)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  JUNE 30, 1998
                                       OR
/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________

                         Commission file number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       New York                                               14-1644018
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

 3040 Science Park Road, San Diego, CA                             92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      619-558-4300

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

          NONE

 Securities registered pursuant to Section 12(g) of the Act:
                         common stock, par value $0.01.
                                (TITLE OF CLASS)

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            [COVER PAGE 1 OF 2 PAGES]

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


                            [COVER PAGE 2 OF 2 PAGES]

     The undersigned registrant hereby amends its Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 11, 1998, and amended on April 13, 1999, to file a new Exhibit 23.1.

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

                                    ALLIANCE PHARMACEUTICAL CORP.

                                   (Registrant)


Date: April 16, 1999               By: /S/ THEODORE D. ROTH
                                      -------------------------
                                      Theodore D. Roth
                                      President