Form 10-Q
period 1999-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 1999-05-14
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

     _X_          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

     ___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ___

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                                  14-1644018
---------------------------------------            ----------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

3040 Science Park Road
San Diego, California                              92121
---------------------------------------            ----------------------
(Address of principal executive offices)           Zip Code

Registrant's telephone number,
including area code:                               619/558-4300
                                                   ------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                  Yes     ___X___                No _____

As of May 10, 1999, Registrant had 33,242,830 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
-----------------------------------------------

INDEX                                                                                 Page No.
-----                                                                                ---------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets                                                 3

     Condensed Consolidated Statements of Operations                                       4

     Condensed Consolidated Statements of Cash Flows                                       5

     Notes to Condensed Consolidated Financial Statements                                  6

Item 2. Management's Discussion and Analysis of

 Financial Condition and Results of Operations                                             8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 14

Item 6. Exhibits and Reports on Form 8-K                                                  15

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------

                                                                                  MARCH 31,                   JUNE 30,
                                                                                    1999                       1998
                                                                            -----------------------    -----------------------
                                                                                (UNAUDITED)                   (NOTE)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                             $          15,789,000       $          11,809,000
      Short-term investments                                                            2,989,000                  38,046,000
      Research revenue receivable                                                       3,875,000                   6,847,000
      Other current assets                                                                379,000                     694,000
                                                                            -----------------------    -----------------------
                Total current assets                                                   23,032,000                  57,396,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                    23,817,000                  23,087,000
PURCHASED TECHNOLOGY - NET                                                             11,740,000                  12,880,000
OTHER ASSETS - NET                                                                        646,000                     314,000
                                                                            -----------------------    -----------------------
                                                                            $          59,235,000       $          93,677,000
                                                                            -----------------------    -----------------------
                                                                            -----------------------    -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accounts payable                                                      $           2,557,000       $           2,191,000
      Accrued expenses                                                                  1,533,000                   3,121,000
      Deferred revenue                                                                  2,286,000                   2,286,000
      Current portion of long-term debt                                                14,120,000                   1,068,000
                                                                            -----------------------    -----------------------
                Total current liabilities                                              20,496,000                   8,666,000

LONG-TERM DEBT                                                                                 -                    8,882,000
OTHER                                                                                      24,000                      39,000

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par value; 5,000,000 shares authorized; 500,000 shares of Series D issued and outstanding at
           March 31, 1999 and June 30, 1998                                                 5,000                       5,000
           52,163 and 0 shares of Series E-1 issued and outstanding at
           March 31, 1999 and June 30, 1998, respectively                                   1,000                          -
      Common stock - $.01 par value; 75,000,000 shares authorized; 33,181,593 and 31,994,338 shares issued and outstanding at
          March 31, 1999 and June 30, 1998, respectively                                  332,000                     320,000
      Additional paid-in capital                                                      346,048,000                 340,016,000
      Accumulated deficit                                                            (307,671,000)               (264,251,000)
                                                                            -----------------------    -----------------------
                Total stockholders' equity                                             38,715,000                  76,090,000
                                                                            -----------------------    -----------------------
                                                                            $          59,235,000      $           93,677,000
                                                                            -----------------------    -----------------------
                                                                            -----------------------    -----------------------

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          MARCH 31,                                  MARCH 31,
                                                  1999                1998                  1999                 1998
                                             ------------------  ------------------    -------------------  ------------------
                                                           (UNAUDITED)                                (UNAUDITED)

   REVENUES:

      License and research revenue           $       1,021,000    $      4,331,000      $       7,169,000    $     16,144,000

   OPERATING EXPENSES:
      Research and development                      14,771,000          13,414,000             44,735,000          37,238,000
      General and administrative                     2,101,000           2,285,000              6,276,000           5,965,000
                                             ------------------  ------------------    -------------------  ------------------
                                                    16,872,000          15,699,000             51,011,000          43,203,000
                                             ------------------  ------------------    -------------------  ------------------
   LOSS FROM OPERATIONS                            (15,851,000)        (11,368,000)           (43,842,000)        (27,059,000)

   INVESTMENT INCOME AND OTHER - NET                   176,000           1,207,000                905,000           3,084,000
                                             ------------------  ------------------    -------------------  ------------------
   NET LOSS                                        (15,675,000)        (10,161,000)           (42,937,000)        (23,975,000)
   IMPUTED DIVIDEND ON
      SERIES E-1 PREFERRED STOCK                             -                   -              (483,000)                   -
                                             ------------------  ------------------    -------------------  ------------------
   NET LOSS APPLICABLE TO COMMON SHARES      $    (15,675,000)   $    (10,161,000)     $     (43,420,000)   $    (23,975,000)
                                             ------------------  ------------------    -------------------  ------------------
                                             ------------------  ------------------    -------------------  ------------------
   NET LOSS PER COMMON SHARE:
      BASIC AND DILUTED                      $          (0.48)   $          (0.32)     $           (1.35)   $          (0.76)
                                             ------------------  ------------------    -------------------  ------------------
                                             ------------------  ------------------    -------------------  ------------------
   WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                             32,550,000          31,946,000             32,202,000          31,657,000
                                             ------------------  ------------------    -------------------  ------------------
                                             ------------------  ------------------    -------------------  ------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       1999                         1998
                                                                           ----------------------       ----------------------
                                                                                                (UNAUDITED)
     OPERATING ACTIVITIES:
        Net loss                                                                 $   (42,937,000)              $  (23,975,000)
        Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                               4,495,000                    3,737,000
           Non-cash compensation - net                                                         -                      320,000
           Changes in operating assets and liabilities:
              Research revenue receivable                                              2,972,000                    1,073,000
              Deferred revenue                                                                 -                     (214,000)
              Other assets                                                               (17,000)                    (158,000)
              Accounts payable and accrued expenses and other                         (1,237,000)                  (1,821,000)
                                                                           ----------------------       ----------------------
     Net cash used in operating activities                                           (36,724,000)                 (21,038,000)
                                                                           ----------------------       ----------------------
     INVESTING ACTIVITIES:
        Purchases of short-term investments                                          (23,711,000)                 (86,726,000)
        Sales and maturities of short-term investments                                58,747,000                  100,398,000
        Property, plant and equipment                                                 (4,085,000)                  (6,430,000)
        Payment for acquired in-process technology                                             -                      (57,000)
                                                                           ----------------------       ----------------------
     Net cash provided by investing activities                                        30,951,000                    7,185,000
                                                                           ----------------------       ----------------------
     FINANCING ACTIVITIES:
        Issuance of common stock                                                           1,000                      526,000
        Issuance of convertible preferred stock                                        5,582,000                    9,600,000
        Proceeds from long-term debt                                                   5,050,000                    6,800,000
        Principal payments on long-term debt                                            (880,000)                    (750,000)
                                                                           ----------------------       ----------------------
     Net cash provided by financing activities                                         9,753,000                   16,176,000
                                                                           ----------------------       ----------------------
     INCREASE IN CASH AND CASH EQUIVALENTS                                             3,980,000                    2,323,000
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 11,809,000                   15,368,000
                                                                           ----------------------       ----------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $          15,789,000        $          17,691,000
                                                                           ----------------------       ----------------------
                                                                           ----------------------       ----------------------
     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
     Issuance of common stock in connection with
        acquired in-process technology                                     $                   -        $           7,500,000

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

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended June 30, 1998.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $11.5 million and $12.4 million, net of accumulated amortization of $11.7 million and

$10.8 million at March 31, 1999 and June 30, 1998, respectively. The technology acquired from BioPulmonics has a book value of approximately $214,000 and $471,000, and is being amortized over five to seven years and is net of accumulated amortization of $1.8 million and $1.5 million at March 31, 1999 and June 30, 1998, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

NEW ACCOUNTING STANDARDS

     Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended March 31, 1999 and 1998, the total comprehensive loss, which includes the unrealized loss on available-for-sale securities, was $15,673,000 and $10,289,000, respectively. During the nine months ended March 31, 1999 and 1998, the total comprehensive loss was $42,959,000 and $24,192,000, respectively. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available regularly by the Company in deciding how to allocate resources in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company.

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

2.   LONG-TERM DEBT

     As of March 31, 1999, the Company had not satisfied its financial covenant as required by the loan and security agreement. The Company has reclassified $12 million from long-term debt to the current liabilities section of the Balance Sheet.

3.   PREFERRED STOCK

     In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million and obtained the right to sell similar preferred stock periodically through early 1999 in an amount not to exceed an additional $14 million. The right to sell additional preferred stock to these investors has terminated. The preferred shares are convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments may apply based on the market price. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock. As a result of this beneficial conversion feature, the Company has recognized an imputed dividend of $483,000 on these preferred shares. At the option of the Company, beginning in 2003, the Company can either force the conversion of any remaining unconverted shares into common stock or can redeem the stock at the then prevailing conversion price. The Company may be liable for penalties if certain conditions are not met. The Series E-1 Preferred Stock has ten votes per share and votes with the holders of common stock, except where otherwise required by law. The Series E-1 Preferred Stock has a liquidation preference of $60 per share. As of March 31, 1999, the liquidation preference was $3.1 million. No dividends will accrue to the holders of the preferred stock; however, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration ("FDA") by December 2003. The royalty amount will be between 0.4% and 1.6%, subject to adjustments downward, of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right. On January 4, 1999, 47,837 shares of preferred stock were converted into 1,091,338 shares of common stock at an average price of $2.63 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements with Schering AG, Germany ("Schering") for IMAGENT-Registered Trademark- and VIA Medical Corporation ("VIA") for RODA-TM-. Under the arrangement for IMAGENT, Schering has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. As of December 30, 1998, Schering and the Company modified the Schering license agreement (the "Schering License Agreement") to reduce the quarterly reimbursements, to increase the milestone payments, and to revise the method of calculating royalties. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI") in December 1997, the restructuring of the license agreement (the "Ortho License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson

(collectively referred to as "Ortho") in May 1998, and the reduction in the on-going reimbursements from Schering, Alliance has incurred a substantial increase in development expenses and a substantial decrease in related research revenue relative to prior years and expects to continue to do so. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through March 1999, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant. The Company has financed substantially all of its office and research facilities and related leasehold improvements under operating lease arrangements and loan and security agreements. The Company has a $1.5 million line of credit available with a bank which is primarily available to cover letters of credit securing the leased premises obligations. In January 1997, the Company entered into a loan and security agreement with another bank under which the Company received $3.5 million and, in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for $15 million. Amounts borrowed are secured by assets, including equipment and machinery, and are to be repaid over 4.5 years. As of May 10, 1999, the outstanding bank loan balance had been reduced to $13.9 million. The loan agreement requires the Company to have at all times cash, cash equivalents and receivables of at least $25 million. As of March 1999, the Company's cash, cash equivalents and receivables were below $25 million and it is in violation of its agreement with the bank. Under the loan agreement, the bank may demand that the Company pay all of its loan in full or the bank may take possession of the assets that secure the loan. If the Company is forced to pay off the loan with existing cash, it would not be able to continue current development operations and would be forced to sell assets, including technology, to raise capital. The bank has indicated that if the Company raises $18 million in capital, it will reduce the cash covenant to $10 million ($5 million of which will be held by the bank as collateral), take a lien on some of the Company's patents and otherwise restructure the loan payments to increase principal payments.

     The Company is currently conducting a public offering to raise up to $20 million. The Company is also looking at other opportunities to raise capital. Additionally, the Company is in the process of taking several actions to reduce its on-going expenses, including on-going reductions in workforce, attempting to sublease certain of its facilities to third parties, reducing certain experimental research, and winding down certain development activities. However, no assurances can be given that the Company will be able to raise the necessary capital, restructure the bank debt, or reduce the on-going expenses sufficiently to allow continued operations of the Company.

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

     From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. The Company announced in June 1997 that the parties agreed in principle to modify the HMRI License Agreement to (i) adjust certain milestone payments, (ii) temporarily revise the method for reimbursing the expenses for portions of the development work, and (iii) provide for the Company to repurchase any unused clinical trial supplies if the license agreement was terminated before January 1, 1998. The Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. At March 31, 1999, the unused supplies were approximately $2.3 million. In December 1997, the HMRI License Agreement was terminated. Therefore, Alliance has not been reimbursed for its LIQUIVENT development expenses since July 1, 1997, and it is responsible for all future LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. The parties are considering a repurchase by Alliance of clinical trial supplies from HMRI. In May 1998, HMRI asserted a claim for an amount up to $7.5 million, payable in 2002 in cash or common stock, at the Company's election. In September 1998, HMRI increased the demand to $16.8 million, plus interest and punitive damages, and filed a demand for arbitration. The Company does not believe that the claim is meritorious, intends to vigorously contest such claim, and has filed a counterclaim for unspecified damages. The Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, no assurances can be given that the Company will prevail on the claim or that an adverse result will not have a material adverse effect on the Company.

     From September 1994 until May 1998, under the Ortho License Agreement, Ortho was responsible for substantially all the costs of developing and marketing OXYGENT. In May 1998, Ortho and the Company restructured the Ortho License Agreement and Alliance assumed responsibility for worldwide development of OXYGENT at its expense. Under the restructured agreement, Ortho retained certain rights to be the exclusive marketing agent for the product, which rights have been re-acquired by the Company. In 1998, Ortho reimbursed the Company $10.2 million for research and development expenses. As a result of the restructuring, Alliance incurred a substantial increase in development expenses related to OXYGENT and a substantial decrease in related research revenue over prior years.

     The Company had net working capital of $2.5 million at March 31, 1999, compared to $48.7 million at June 30, 1998. The Company's cash, cash equivalents, and short-term investments decreased to $18.8 million at March 31, 1999 from $49.9 million at June 30, 1998. The decrease resulted primarily from cash used in operations of $36.7 million, and property, plant and equipment additions of $4.1 million, partially offset by net proceeds from the sale of convertible Series E-1 Preferred Stock of $5.6 million and by additional proceeds of $5.1 million from its loan and security agreement. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program, which has already identified several systems that are not yet Year 2000 compliant. The Company has substantially completed an inventory of its systems, software and embedded chips, and is in the process of obtaining confirmations from critical third parties with respect to their computers, software and systems. Many systems have already been replaced over the past two years in the ordinary course of Company plans for upgrading its equipment, software and systems. The Company has initiated the removal and exchange of other non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software, and other systems will continue to operate in the Year 2000. The Company's cost to date to resolve its Year 2000 problems is not material; however, the total amount it will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software, or systems as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

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

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1999 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

     The Company's license and research revenue decreased by approximately $9 million to $7.2 million for the nine months ended March 31, 1999, compared to $16.1 million for the nine months ended March 31, 1998. The decrease is primarily a result of the decreased research revenue from Ortho under the Ortho License Agreement. The Company expects research revenue to significantly decrease in 1999 compared to 1998, due to the restructuring of the Ortho License Agreement and reduced research reimbursement from the Schering License Agreement.

     Research and development expenses increased by 20% to $44.7 million for the nine months ended March 31, 1999, compared to $37.2 million for the nine months ended March 31, 1998. The increase in expenses was primarily due to a $4.6 million increase in payments to outside researchers for clinical trials and other product development work, a $1.3 million increase in staffing costs for employees primarily engaged in research and development activities, a $665,000 increase in rent and lease expense, a $709,000 increase in depreciation expense, as well as other increases related to the Company's research and development activities. The increase for the nine-month period is primarily attributable to increased expenses related to the IMAGENT Phase 3 clinical trial and the preparation of the IMAGENT manufacturing facilities for regulatory approval.

     General and administrative expenses were $6.3 million for the nine months ended March 31, 1999, compared to $6 million for the nine months ended March 31, 1998. The increase in general and administrative expenses was primarily due to a $320,000 increase in professional fees.

     Investment income and other was $905,000 for the nine months ended March 31, 1999, compared to $3.1 million for the nine months ended March 31, 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

     THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

     The Company's license and research revenue decreased by $3.3 million to $1 million for the three months ended March 31, 1999, compared to $4.3 million for the three months ended March 31, 1998. The decrease is primarily a result of the decreased research revenue from Ortho under the Ortho License Agreement. The Company expects research revenue to significantly decrease in 1999 compared to 1998, due to the restructuring of the Ortho License Agreement and reduced research reimbursement from the Schering License Agreement.

     Research and development expenses increased by 10% to $14.8 million for the three months ended March 31, 1999, compared to $13.4 million for the three months ended March 31, 1998. The increase in expenses was primarily due to a $1.4 million increase in payments to outside researchers for clinical trials and other product development work, as well as other increases related to the company's research and development activities.

     General and administrative expenses were $2.1 million for the three months ended March 31, 1999, compared to $2.3 million for the three months ended March 31, 1998.

     Investment income and other was $176,000 for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10 (a) Employment Letter Agreement dated February 26, 1999 and executed by Dr. Artemios B. Vassos;

        (b) Promissory Note in the amount of $180,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company;

        (c) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company;

        (d) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company.

(b)  There was no report on Form 8-K

                          Alliance Pharmaceutical Corp.

                                    Form 10-Q

                                  EXHIBIT INDEX

The following exhibits are being filed herewith:

   Number                      Document
   ------                    ------------
    10(a) Employment Letter Agreement dated February 26, 1999 and executed by Dr. Artemios B. Vassos
    10(b) Promissory Note in the amount of $180,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company
    10(c) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company
    10(d) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIANCE PHARMACEUTICAL CORP.
                                                    (Registrant)

                                                   /s/ Tim T. Hart
                                                    ---------------
                                                    Tim T. Hart
                                               Chief Financial Officer
                                                    and Treasurer

Date:  May 13, 1999