Form 10-K
period 1999-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 1999-09-28
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     JUNE 30, 1999
                          -----------------------------------------------------
                                 OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ------------------------

                       Commission file number 0-12950
                                              -------

                       ALLIANCE PHARMACEUTICAL CORP.
-------------------------------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       New York                                             14-1644018
--------------------------------                    ---------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 3040 Science Park Road, San Diego, CA                         92121
----------------------------------------           ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER,                            (858) 410-5200
INCLUDING AREA CODE                                ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------

   NONE
----------------------------          -----------------------------------------
----------------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   common stock, par value $0.01.
-------------------------------------------------------------------------------
                           (TITLE OF CLASS)


-------------------------------------------------------------------------------
                           (TITLE OF CLASS)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                       [COVER PAGE 1 OF 2 PAGES]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market on September 10, 1999, was $126.2 million.

          The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 10, 1999 was 43,510,049.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 1999 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                        [COVER PAGE 2 OF 2 PAGES]

                                PART I

         EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. THE COMPANY REFERS YOU TO CAUTIONARY INFORMATION CONTAINED ELSEWHERE HEREIN, IN OTHER DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME, AND THOSE RISK FACTORS SET FORTH IN THE COMPANY'S RECENT REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NUMBER 333-76343).

ITEM 1.  BUSINESS

         Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalties. To date, the Company has developed three innovative products through initial clinical (human) trials and is in, or has completed, pivotal clinical trials for these products. The products are OXYGENT-TM-, an intravascular oxygen carrier to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency); LIQUIVENT-Registered Trademark-, an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation; and IMAGENT-Registered Trademark-, an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function and organ lesions and to detect blood flow abnormalities. IMAGENT is licensed to Schering AG, Germany.

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

         The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121, and its telephone number is (858) 410-5200.

PRODUCTS IN PHASE 3 CLINICAL DEVELOPMENT

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

OXYGENT. OXYGENT (perflubron emulsion) is an intravascular oxygen delivery agent to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It will be used as a temporary oxygen carrier to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including, for example, cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. A single unit of OXYGENT is expected to provide the equivalent oxygen delivery of one to two units of red blood cells.

         In addition to the well-publicized risks of infectious disease transmission (e.g., HIV, hepatitis) and potential immune suppression effects related to blood transfusions, there are emerging concerns regarding the availability and quality of donor blood. The National Blood Data Resource Center ("NBDRC") recently released data showing that blood donations have decreased while blood usage has increased over the past several years. These trends have led the NBDRC to predict that beginning next year (2000) the U.S. will experience a deficit of approximately 250,000 units of red blood cells available for transfusion. This expected blood shortage may be further exacerbated by the August 17, 1999 recommendation of the U.S. Food and Drug Administration ("FDA") to prohibit donations from individuals who spent a cumulative six months in the United Kingdom between the years 1980 and 1996, and are therefore potentially at risk of having been exposed to infected beef that may be linked to new variant Creutzfeld-Jakob Disease (CJD). Additionally, there are concerns regarding the quality of donor blood because of a "storage lesion" effect. The effect is a progressive deterioration of red blood cell function that occurs while the blood is stored. This reduces the immediate oxygen transport effectiveness of the donor red cells, which are typically stored for up to six weeks prior to their use in transfusions.

         These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries and are not subject to the storage lesion effect. OXYGENT is a sterile emulsion that is compatible with all blood types and is expected to have a shelf-life of two years. It is manufactured using a cost-effective, proprietary process at Alliance's commercial-scale facility that has the potential to produce approximately one million units annually. OXYGENT is used with other autologous (a patient's own blood) blood collection techniques including Alliance's proprietary Augmented Acute Normovolemic Hemodilution
(A-ANH-TM-) technique.

         Two large multicenter Phase 2 clinical studies of OXYGENT have been completed in general surgery patients in the U.S. and Europe. In addition, three Phase 2 studies have been completed in which OXYGENT was administered to cardiac surgery patients undergoing cardiopulmonary bypass procedures. In November 1998, a Phase 3 clinical trial in general surgery patients was initiated in Europe. In September 1999, the Company announced it had reached agreement with the FDA on the key design features of a Phase 3 clinical trial in the U.S., which it expects to begin soon.

         In August 1994, the Company entered into a license agreement (the "Ortho License Agreement"), with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho"), which provided Ortho with certain development and worldwide marketing rights to the Company's injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. In May 1998, Ortho and Alliance restructured their agreement. Under the restructured agreement, Alliance assumed responsibility for worldwide development of OXYGENT at its own cost, and Ortho had a limited right of first offer to enter into a development, marketing or license agreement for OXYGENT. The first offer right was reacquired by Alliance in 1999.

         LIQUIVENT. LIQUIVENT (neat perflubron) is an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation. Each year, more than 800,000 patients in the U.S. are placed on mechanical gas ventilators for treatment of lung dysfunction. Many of these patients suffer from acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function. The most urgent need for these patients is to improve their blood oxygenation; however, the prolonged use of high ventilatory pressures or high continuous concentrations of inspired oxygen can further damage the patients' lungs. Some of these patients may benefit from treatment with LIQUIVENT.

         LIQUIVENT is intended to be used according to a proprietary technique called Partial Liquid Ventilation-TM- ("PLV"). In this procedure, the drug is administered through an endotracheal tube into the lungs of a patient being supported by a mechanical ventilator. The initial goal of LIQUIVENT/PLV therapy is to open collapsed alveoli to improve gas exchange. Once this has been accomplished, ventilator pressure and oxygen concentration may be lowered to minimize ventilator-induced lung trauma. Published results from initial clinical trials have indicated that LIQUIVENT improved lung oxygenation, without clinically significant side effects. In clinical studies, LIQUIVENT has also been observed to promote the migration of mucus and alveolar debris to the central airways, where suctioning and removal is easier. The ability to remove such debris may reduce the excessive inflammatory response associated with acute respiratory failure and enhance the effectiveness of other therapeutic interventions, all serving potentially to reduce patient recovery time. The FDA has granted Subpart E status (expedited review) for the product.

         In November 1998, the Company initiated a Phase 2/3 trial with LIQUIVENT involving adult patients with acute lung injury and acute respiratory distress syndrome at numerous medical centers in the U.S., Canada, and Europe. The Phase 2/3 trial protocol was validated in a small Phase 2 study completed earlier in 1998.

         In February 1996, the Company entered into a license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), which provided HMRI with worldwide marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. In December 1997, HMRI terminated the HMRI License Agreement. In September 1999, the Company and HMRI dismissed a related arbitration proceeding that had been filed in September 1998. HMRI agreed to sell and Alliance agreed to purchase up to $3 million of clinical trial supplies upon the occurrence of certain events. No other payments will be made by either party.

IMAGENT. IMAGENT is an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function. Additionally, IMAGENT has the potential to detect solid organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the U.S., some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAGENT is being developed to meet these requirements.

         IMAGENT is a powder comprising hollow microspheres containing a mixture of PFC vapor and gas and water-soluble components that are known to be acceptable for parenteral use. Prior to use, IMAGENT is reconstituted with water to form microbubbles that are then injected into the patient. The gas microbubbles are highly echogenic and, when delivered intravenously, reflect sound-wave signals that enhance ultrasound images. In clinical trials with IMAGENT, gray-scale contrast enhancement of cardiac, abdominal, and vascular structures has been observed with no serious adverse events.

         In 1999, the Company completed two Phase 3 studies with IMAGENT that successfully demonstrated a clinically and highly statistically significant improvement in visualization of the walls of the heart (endocardial border delineation) compared to standard (non-contrasted) ultrasound imaging. The results from these studies are being compiled for a New Drug Application ("NDA"), which is expected to be filed soon with the FDA, and a Marketing Authorization Application in Europe. Additional studies for evaluation of space-occupying lesions of the liver and kidney, and vascular flow abnormalities are planned.

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

OTHER PRODUCTS

PULMOSPHERES-Registered Trademark-. PULMOSPHERES are hollow, porous spheres (in powder form) suspended in perflubron or fluorochemical propellants for the purpose of drug delivery, primarily to the lungs. Drugs can be stabilized within the wall structure of these respirable particles, which are typically 1-3 microns in diameter. Laboratory and preclinical testing indicates that PULMOSPHERE formulations may provide advantages over current formulation technologies with regard to particle suspension stability and flow aerodynamics, which could enhance the efficiency of pulmonary drug delivery.

         Over the past year, different types of drugs have been successfully formulated in PULMOSPHERES for feasibility testing purposes. Drugs such as bronchodilators and steriodal anti-inflammatory agents could potentially be formulated into PULMOSPHERES and delivered to the lung by way of standard metered-dose inhaler (MDI) devices for the topical treatment of asthma. Alternatively, proteins or peptides intended for systemic distribution and treatment of other chronic diseases might be incorporated into PULMOSPHERES and delivered by other commonly used devices such as nebulizers or dry powder inhalers, which tend to propel small particles deeper into the lung for improved systemic uptake. The Company is planning to start a small Phase 1 (safety) clinical trial before the end of the calendar year.

         The current business strategy for PULMOSPHERES involves finding a suitable partner for further development and commercialization of the technology.

RODA-TM-. In July 1997, the Company entered into a development agreement
(the "VIA Development Agreement") with VIA Medical Corporation ("VIA") for the joint development of RODA (Real-time Oxygen Dynamics Analyzer). RODA is an EX VIVO device intended to provide on-line measurements of the cardiovascular and oxygenation status of surgical patients by minimally invasive means. The device could assist physicians in their decisions regarding blood transfusions and other interventions. RODA will combine oxygen dynamics software designed by the Company with VIA's EX VIVO blood gas and chemistry monitor and other VIA technology. The Company has conducted pilot clinical studies in the U.S. and Europe to assess its oxygen dynamics software. VIA is currently developing an engineering prototype of the final device to use for clinical testing and regulatory submissions. In August 1998, Alliance and VIA entered into a manufacturing, marketing and distribution agreement (the "VIA Marketing Agreement") whereby VIA will be responsible for manufacturing and marketing RODA, and the parties will share revenues from the sale of products. The companies will seek a worldwide marketing partner.

FLOGEL-Registered Trademark-. In November 1996, Alliance acquired all of the stock of MDV Technologies, Inc. ("MDV") for initial payments of $15.5 million over a one-year period, with additional payments and royalties to the former MDV shareholders upon the occurrence of certain clinical development, licensing, or commercialization events. Based on the acquired technology, the Company is developing a thermo-reversible gel, FLOGEL, intended for use as an anti-adhesion treatment for patients undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold liquid form and becomes a gel at body temperature, forming a barrier between tissues. Alliance is currently analyzing data from a recently completed pilot clinical trial to evaluate FLOGEL as a device to reduce the DE NOVO (new) formation and reformation of post-surgical adhesions following gynecologic surgery. In addition to the anti-adhesion product, MDV also has patents covering the use of gels for drug delivery and ophthalmic indications.

         Alliance is also supporting internal research efforts to expand the applicability of its core technologies. The Company has patented fluorinated surfactants that are potentially useful in the preparation of therapeutic or diagnostic emulsions and other formulations.

         Alliance has developed and is selling SAT PAD-Registered Trademark-, a re-usable magnetic resonance ("MR") imaging accessory that improves the quality of images obtained by certain MR imaging techniques. SAT PAD is distributed by dealers specializing in radiology products. Sales of SAT PAD were approximately $130,000 for fiscal 1999. Alliance expects that the sales volume of SAT PAD will be limited and does not anticipate significant revenue from the product.

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

         The Company's products require substantial development efforts. The Company may encounter unforeseen technical and other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, or technological change, or product development by others, any of which may have a material adverse effect on the Company. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 1999, 1998, and 1997, the Company incurred research and development expenses of $60.4 million, $50.1 million, and $43.3 million, respectively.

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

HOECHST MARION ROUSSEL, INC. In February 1996, the Company entered into the HMRI License Agreement, which provided HMRI with worldwide exclusive marketing and manufacturing rights to the intratracheal administration of liquids, including LIQUIVENT, which perform bronchoalveolar lavage or liquid ventilation. In December 1997, HMRI terminated the HMRI License Agreement. In September 1999, the Company and HMRI dismissed a related arbitration proceeding that had been filed in September 1998. HMRI agreed to sell and Alliance agreed to purchase up to $3.0 million of clinical trial supplies upon the occurrence of certain events. No other payments will be made by either party.

ORTHO BIOTECH, INC. In August 1994, the Company entered into the Ortho License Agreement which provided Ortho with worldwide exclusive marketing and manufacturing rights to injectable PFC emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. In May 1998, Ortho and Alliance restructured their agreement. Under the restructured agreement, Alliance assumed responsibility for worldwide development of OXYGENT at its own cost, and Ortho had a limited right of first offer to enter into a development, marketing or license agreement for OXYGENT. Alliance reacquired the first-offer rights in 1999.

VIA MEDICAL CORPORATION. In July 1997, the Company entered into the VIA Development Agreement for the joint development of RODA, an EX VIVO device intended to measure the cardiovascular and oxygenation status of patients by minimally invasive means. Pursuant to the VIA Development Agreement, VIA will combine Alliance's oxygen dynamics software with VIA's EX VIVO blood gas and chemistry monitor and other technology. Alliance will reimburse VIA for substantially all of its development costs and will be responsible for obtaining regulatory approval of the product. In August 1998, Alliance and VIA entered the VIA Marketing Agreement whereby VIA will be responsible for manufacturing and marketing RODA, and the parties will share revenues from product sales. Recently, the companies have decided to seek a worldwide marketing partner.

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

MARKETING

         The Company does not have internal marketing and sales capabilities. The Company's strategy is for its collaborative partners to market and sell any products which it successfully develops. The Company's only commercialized product, SAT PAD, is currently sold through certain distributors of MR imaging equipment and supplies. Currently, Schering will be solely responsible for all activities related to marketing and sales of IMAGENT. The Company intends to obtain appropriate marketing relationships for its other products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that the Company will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit the ability of the Company to market its products and may have a material adverse effect on the Company's business.

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

MANUFACTURING

         The Company manufactures all of its products for preclinical testing and clinical trials. OXYGENT is produced at a commercial-scale manufacturing facility in San Diego, California. The Company believes that this production facility will provide sufficient capacity for future clinical trials and market launch of OXYGENT, if and when it is approved by the FDA. However, a larger facility may be required in the future.

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

         IMAGENT is manufactured in San Diego for clinical studies at its commercial-scale facility. It is manufactured using a proprietary process to form dry, PFC vapor-containing spheres which are reconstituted with an aqueous solution to form microbubbles just prior to use. Alliance has expanded its market launch production capacity in San Diego for Imagent. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in OXYGENT and LIQUIVENT, for clinical trials. The Company intends to negotiate with a potential supplier to secure a long-term supply of perflubron. The Company also believes it has a sufficient supply of the principal raw material for IMAGENT for clinical trials and has negotiated a long-term supply agreement for that material. Although some raw materials for its products are currently available from only one source, the Company attempts to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. The Company believes it will not have any raw material supply issues; however, no assurances can be given that a long-term supply will be obtained for such materials or that a long-term supply agreement for such materials can be obtained on terms acceptable to the Company. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain necessary raw materials on a timely basis and at a cost-effective price.

PATENTS

         The Company seeks proprietary protection for its products, processes, technologies, and ongoing improvements. The Company is pursuing patent protection in the U.S. and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Australia, Canada, Israel, Japan, Norway, and South Africa, and patents have been granted in many of these countries.

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

         In September 1994, Alliance received a U.S. patent for its preferred method of using blood substitutes to facilitate oxygen delivery. A related U.S. patent was issued in September 1995. Corresponding patents are issued or pending in Europe, Japan, and other countries. The issued claims cover methods for facilitating autologous blood use in conjunction with administering oxygen-enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, animal, plant, or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic blood transfusions during surgery.

         The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. In August 1995, a U.S. patent licensed to the Company issued covering methods of administering liquids, including LIQUIVENT, to patients. Other U.S. patents covering additional methods of enhancing patients' respiratory gas exchange by administering liquids, including LIQUIVENT, have issued subsequently. The Company also has issued patents and pending patent applications regarding the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In November 1995, the Company received a

U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation. Additionally, the Company has issued patents and pending applications that cover apparatus for liquid ventilation using PFCs.

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

         The Company also has issued patents and pending patent applications covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additionally, the fluorinated compounds may be employed in cosmetics, protective creams, and lubricating agents, as well as being incorporated in emulsions, microemulsions, and gels that may be useful as drug delivery vehicles or contrast agents. The Company also has pending applications relating to its PULMOSPHERES technology and various types of emulsions and microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics, and electro-optics.

         The Company, through its wholly owned subsidiary, MDV, has numerous issued U.S. patents and pending applications related to the use, manufacture and composition of FLOGEL. Corresponding patents have issued, or applications have been filed, in Europe, Japan and certain other foreign countries. MDV also has issued claims in the U.S. and Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

         Aside from the issued patents and allowed applications referred to above, no assurance can be given that any of these applications will result in issued U.S. or foreign patents. Although patents are issued with a presumption of validity and require a challenge with a high degree of proof to establish invalidity, no assurance can be given that any issued patents would survive such a challenge and would be valid and enforceable. Although certain patents of the Company are subject to such ongoing challenges and Alliance has challenged the patents of other companies, Alliance believes that the outcome of these challenges will not have a material adverse effect on the Company's proprietary technology position.

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

         Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a temporary blood substitute. There are two primary approaches for oxygen delivery: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier "blood substitute," three of which are in Phase 3 clinical trials. The Company believes that the relatively low cost and ease of production of OXYGENT provide advantages over hemoglobin-based products. Alliance is aware of two other early stage companies developing PFC-based temporary oxygen carriers, neither of which has progressed to clinical trials.

         Although liquid ventilation therapy has been in the research phase for many years, the Company is unaware of any potential liquid ventilation competitor that has reached the clinical trial stage; however, other companies are evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over potential competitors. Several other companies are attempting to develop alternative types of therapies for treatment of acute respiratory failure. One company plans to start a Phase 3 clinical trial for acute respiratory failure with a surfactant in the near future, and several others have started Phase 2 clinical trials with various compounds for acute respiratory failure.

         Competition in the development of ultrasound imaging contrast agents is intense and is expected to increase. There is currently only one available ultrasound contrast agent for certain cardiology applications in the U.S. There are currently five that have been approved in Europe, two of which are currently being sold. In addition, there are currently three companies that have filed NDAs with the FDA seeking approval to market their products. Certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes if and when IMAGENT is approved for commercial sale, it will be well positioned to compete successfully, although there can be no assurance that the product will be able to do so.

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

GOVERNMENT REGULATION

         The Company's products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S. and by similar agencies in foreign countries. The process of obtaining regulatory clearances or approvals is costly and time consuming. The Company cannot predict how long the necessary clearances or approvals will take or whether it will be successful in obtaining them.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be evaluated by an independent review board at the institution at which the study will be conducted.

The review board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

         Following completion of these studies, a NDA must be submitted to and approved by the FDA in order to market the product in the U.S. Similar applications are required in foreign countries. There can be no assurance that, upon completion of the foregoing trials, the results will be considered adequate for government approval. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will govern manufacturing and marketing activities.

         The FDA has established a designation to speed the availability of new therapies for life-threatening or severely debilitating diseases. This designation, defined in Subpart E of the FDA's investigational new drug regulations, may expedite clinical evaluation and regulatory review of some new drugs, such as LIQUIVENT, which has been so designated.

         Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of IMAGENT GI, a perflubron-based drug previously developed by the Company; however, all materials contained in the Company's products remain subject to regulation by governmental agencies.

         In addition to FDA regulation, the Company is subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation, by governmental authorities in the U.S. and other countries, may impede or limit the Company's ability to develop and market its products.

EMPLOYEES

         As of September 10, 1999, the Company had 221 full-time employees, of whom 192 were engaged in research and development, production and associated support, three in business development and market research, and 26 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 49, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is President and Chief Operating Officer of the Company.

THEODORE D. ROTH. Mr. Roth, who is 48, was Executive Vice President and Chief Financial Officer of the Company from November 1987 to May 1998, when he was appointed President and Chief Operating Officer. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company.

HAROLD W. DELONG. Mr. DeLong, who is 51, has been Executive Vice President, Business Development for the Company since February 1989. Mr. DeLong has been employed for more than 25 years in the medical diagnostics and pharmaceutical industry in various sales, marketing, and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also employed previously by Ortho Diagnostic Systems, Inc. for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

ARTEMIOS B. VASSOS, M.D., F.A.C.P. Dr. Vassos, who is 52, joined Alliance in 1999 as Executive Vice President and Chief Scientific Officer. For ten years prior to joining the Company, he served in several positions in Clinical Research and Clinical Pharmacology at Parke-Davis where his last position was Senior Director of Clinical Pharmacology and Experimental Medicine. He received his MD degree at the University of Illinois, and his post-graduate training in Internal Medicine and Hematology and Medical Oncology at the University of California.

KEITH W. CHAPMAN. Mr. Chapman, who is 49, was appointed Vice President, Operations in July 1997, having joined the Company in 1992 as Director, Transfer Operations. For 14 years prior to joining Alliance, he was responsible for scale-up development and production of modified hemoglobins for the Army's Blood Substitute Program. He received training as a research associate in dermatology, tropical medicine, and blood cell preservation at the Letterman Army Institute of Research, Presidio of San Francisco, California.

B. JACK DEFRANCO. Mr. DeFranco, who is 54, has been Vice President, Market Development for Alliance since January 1991. He has more than 25 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.

N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 59, has been Vice President, Medical Affairs Development for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

KATHRYN E. FLAIM, PH.D. Dr. Flaim, who is 49, was appointed Vice President, Clinical Research in August 1998, having joined Alliance in 1990 as Director of Clinical Research. Dr. Flaim has over 15 years of experience in clinical trial design and regulatory submissions. For nine years before joining Alliance, she was Associate Director of the Division of Clinical Research and Development at SmithKline Beecham. Previously, she was an Assistant Professor at the Milton S. Hershey Medical Center at Pennsylvania State University. Dr. Flaim received her Ph.D. at the University of California at Davis.

TIM T. HART, CPA. Mr. Hart, who is 42, was appointed Vice President in May 1999 and Chief Financial Officer in August 1998. He joined the Company in 1991 as Controller and has also served as Treasurer since 1994. Prior to joining Alliance in 1991, he was employed in various financial management positions at Cubic Corporation for over eight years. He was also employed by Ernst & Whinney in San Diego, California as a C.P.A.

H. JOERG LIMMER, DVM. Dr. Limmer, who is 58, was appointed Vice President, Pharmaceutical Research & Development and Clinical Operations in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for Eastern European countries. For the previous 20 years he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis, and intensive care products. Dr. Limmer received his DVM from the Freie Universitaet of Berlin, Germany.

GWEN ROSENBERG. Ms. Rosenberg, who is 45, was appointed Vice President, Corporate Communications in May 1998. Ms. Rosenberg joined the Company in 1990 and has served in various capacities, most recently as Director of Corporate Communications. For the previous eleven years, she was a research scientist at the University of California, San Diego and at Scripps Clinic and Research Foundation, and was concurrently a science reporter for the San Diego Daily Transcript. Ms. Rosenberg has also taught high school chemistry and biology in New York. She received her B.A. and M.A. degrees from Adelphi University and The State University of New York at Stony Brook, respectively.

LLOYD A. ROWLAND, JR. Mr. Rowland, who is 43, was appointed Vice President in May 1999 and Secretary of the Company in May 1998, having served as General Counsel and Assistant Secretary since 1993. Prior to joining Alliance, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray Cary Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

MARK SEEFELD, PH.D., D.A.B.T. Dr. Seefeld, who is 46, was appointed Vice President, Drug Safety in August 1998, having joined Alliance in 1993 as Director, Toxicology. For more than ten years prior to joining the Company, he held positions in both general and reproductive toxicology at Parke-Davis, Pharmaceutical Research Division of the Warner-Lambert Company, and 3M Pharmaceuticals. Dr. Seefeld received his Ph.D. from the University of Wisconsin-Madison and is board certified by the American Board of Toxicology.

ITEM 2.  PROPERTIES

FACILITIES

         The Company has principal facilities in two locations: San Diego, California and Otisville, New York. In San Diego, California, where the Company has approximately 159,000 square feet in four leased facilities, the Company maintains its principal executive offices, performs research and development on its PFC-based products, and has its IMAGENT and OXYGENT manufacturing facilities. The Otisville site, where the Company has established the LIQUIVENT and SAT PAD production facility, also includes laboratories and administrative offices.

         The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement (the "Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 1999 was approximately $140,000. The provisions of the Land Use Agreement may be deemed to be "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 1999.



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

                                                    HIGH         LOW
                                                    ----         ---
Fiscal 1999

Quarter ended September 30, 1998                $  5.625        $ 2.781

Quarter ended December 31, 1998                 $  5.063        $ 2.188

Quarter ended March 31, 1999                    $  3.938        $ 2.438

Quarter ended June 30, 1999                     $  3.438        $ 2.250



                                                  HIGH           LOW
                                                  ----           ---
Fiscal 1998

Quarter ended September 30, 1997                $ 13.25         $ 8.125

Quarter ended December 31, 1997                 $ 12.875        $ 6.625

Quarter ended March 31, 1998                    $ 11.375        $ 6.75

Quarter ended June 30, 1998                     $  8.938        $ 3.625


         On September 10, 1999, the closing price of the Company's common stock was $4.00.

         The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

         On September 10, 1999, the approximate number of record holders of the Company's common stock was 1,282. The Company believes that, in addition, there are in excess of 13,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

         As of March 30, 1999, the Company issued to Imperial Bank a warrant exercisable at any time before January 1, 2002 for 180,000 shares of common stock at $2.88 per share. The warrant was issued in connection with the bank's agreement to restructure outstanding indebtedness of the Company. The warrant was issued in a transaction exempt from registration with the Securities and Exchange Commission ("SEC") under Section 4(2) ("Section 4(2)") of, and Regulation D ("Regulation D") promulgated under, the Securities Act of 1933, as amended.

         On May 20, 1999, the Company sold $1.8 million principal amount of convertible subordinated notes to Harris & Harris Group, Inc., Jan Dekker and Stephen McGrath. The securities convert at any time upon the request of the holder into common stock of the Company at $2.00 per share. In connection with the transaction, for an aggregate purchase price of $3,000, the Company issued warrants exercisable at any time for 300,000 shares of common stock at $2.45 per share. The transactions were exempt from registration with the SEC under Section 4(2) and Regulation D.

         As of June 10, 1999, the Company issued to Cruttenden Roth Incorporated a warrant exercisable at any time before June 10, 2004 for 760,000 shares of common stock at $3.675 per share. The warrant was issued in connection with placement agency services provided in connection with the June 1999 public offering of 9.5 million shares. The transaction was exempt from registration with the SEC under Section 4(2) and Regulation D.

         On June 23, 1999, the Company issued to Burrill & Company a warrant exercisable at any time before June 24, 2004 a warrant for 100,000 shares exercisable at $2.6875 per share. The warrant was issued in connection with the agreement of Burrill & Company to provide consulting services to the Company. The transaction was exempt from registration with the SEC under Section 4(2) and Regulation D.

         As of July 2, 1999, the Company issued to Jan A. Dekker warrants for 55,422 shares of common stock, exercisable at any time before July 2, 2004 at $2.95 per share. The warrants were issued in connection with financial advisory services provided to the Company. The transaction was exempt from registration with the SEC under Section 4(2) and Regulation D.

         As of July 19, 1999, the Company issued to Nico Havinga warrants for 20,000 shares and 30,000 shares of common stock, exercisable at any time before July 20, 2004 at $6.00 per share and $3.00 per share, respectively. The warrants were issued in connection with financial advisory services provided to the Company. The transaction was exempt from registration with the SEC under Section 4(2) and Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 1999 and with respect to the balance sheets at June 30, 1998 and 1999, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended June 30, 1995 and 1996 and the balance sheet data at June 30, 1995, 1996 and 1997, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                              Years ended June 30,

                                         1999          1998          1997          1996           1995
                                         ----          ----          ----          ----           ----
Statement of Operations Data:

    Total revenues                    $   8,251     $  21,209     $  44,580     $   17,323     $  11,816

    Net loss applicable to
    common shares                     $ (62,473)    $ (33,003)    $ (19,016)    $  (23,172)    $ (29,717)

    Net loss per common share

        Basic and diluted             $   (1.89)    $   (1.04)    $    (.63)    $     (.91)    $   (1.35)


                                                                   June 30,

                                         1999          1998          1997          1996           1995
                                         ----          ----          ----          ----           ----

Balance Sheet Data:

    Working capital                   $  11,009     $  48,691     $  62,995     $   73,244     $  22,346

    Total assets                      $  65,984     $  93,677     $ 112,013     $  108,343     $  56,030

    Long-term debt and other          $  10,499     $   8,882     $   2,871     $    1,166     $     843

    Stockholders' equity              $  42,125     $  76,090     $  91,331     $  101,467     $  50,077



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

         Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements with companies for IMAGENT and RODA. Under the arrangement for IMAGENT, Schering has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the HMRI License Agreement in December 1997, and the restructuring of the Ortho License Agreement in May 1998, Alliance has incurred a substantial increase in development expenses related to LIQUIVENT and OXYGENT and a substantial decrease in related research revenue relative to prior years. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 1999, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

         In June 1999 the Company completed a public offering of 9.5 million shares of common stock which resulted in net proceeds of approximately $21.4 million to the Company.

         In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million. The preferred shares were convertible at the option of the holder into common stock at $6 per share through January 3, 1999, and thereafter certain adjustments applied based on the market price. These adjustments to the market price potentially resulted in a conversion price below the then trading market price of the stock. As a result of this beneficial conversion feature, the Company has recognized an imputed dividend of $483,000 on these preferred shares. On January 4, 1999, 47,837 shares of preferred stock were converted into 1,091,338 shares of common stock at an average price of $2.63 per share. On May 20, 1999 31,456 shares of Series E-1 Preferred Stock converted into 767,219 shares of common stock at an average price of $2.46 per share. Also, on May 20, 1999, the Company repurchased the remaining 20,707 shares of Series E-1 Preferred Stock for $2.2 million. The Company recorded an imputed preferred dividend of $1.2 million, which represents the excess of the fair value of the consideration transferred to the preferred stockholders over the carrying value of the preferred stock. In connection with their investment in Series E-1 Preferred Stock, the investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the FDA by December 2003. The royalty amount is approximately 0.3% and Company has certain rights to repurchase the royalty right.

         In May 1999, the Company privately placed $1.8 million principal amount of 6% convertible subordinated notes due May 2002 and issued warrants to the note holders to purchase up to 300,000 shares of common stock at $2.45 per share. The conversion price of the notes is $2 per share, which was below the trading market price of the stock on the day the notes were issued. As a result of this conversion price, the Company has recognized an immediate charge of $844,000 to interest expense for the beneficial conversion feature on these convertible notes. The Company has recorded deferred interest expense on the warrants of $521,000, based upon a Black-Scholes valuation, and is amortizing the deferred interest over the life of the notes. The unamortized deferred interest balance was $507,000 at June 30, 1999.

         In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million. In March 1999, the Company was in violation of a financial covenant under the loan. In June 1999, the bank waived the violation, took additional collateral and restructured the loan which resulted in increased principal payments. As part of the restructuring, the Company issued to the bank a warrant to purchase up to 180,000 shares of common stock at an exercise price of $2.88 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $241,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $221,000 at June 30, 1999. Amounts borrowed are secured by certain fixed assets and patents and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 1999, the balance outstanding on this loan was approximately $13.6 million. As long as sufficient funding from collaborative agreements and public or private financing is obtained, the Company believes it will be able to achieve and maintain its debt covenants through June 30, 2000.

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

         From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. In June 1997, the Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. At June 30, 1999, the unused supplies were approximately $2.3 million. As of July 1997, Alliance assumed responsibility for most of the costs of development of LiquiVent worldwide. In December 1997, the HMRI License Agreement was terminated and HMRI has no continuing rights to the development or marketing of LIQUIVENT. In September 1999, HMRI and Alliance dismissed a related arbitration proceeding that was filed in September 1998. HMRI agreed to sell and Alliance agreed to purchase the clinical trial supplies from HMRI for up to $3 million over time and under certain circumstances. No other payments will be made by either party.

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

         The Company had net working capital of $11 million at June 30, 1999, compared to $48.7 million at June 30, 1998. The Company's cash, cash equivalents, and short-term investments decreased to $19.1 million at June 30, 1999 from $49.9 million at June 30, 1998. The decrease resulted primarily from cash used in operations of $54.8 million and property, plant, and equipment additions of $6.2 million, partially offset by net proceeds from the public offering of 9.5 million shares of common stock totalling $21.4 million, by net proceeds from the sale of convertible Series E-1 Preferred Stock of $5.6 million, and by additional proceeds of $5.1 million from its loan and security agreement The Company's operations to date have consumed substantial amounts of cash, and are expected to continue to do so for the foreseeable future.

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

         The Company expects to incur substantial additional expenditures associated with product development, particularly for LIQUIVENT and OXYGENT as they continue through pivotal clinical trials. The Company is seeking additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

         Alliance anticipates that its current capital resources, expected revenue from the Schering License Agreement and investments will be adequate to satisfy its capital requirements through December 1999. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program which it believes has identified most, if not all, critical internal systems, software and embedded chips. The Company currently believes that approximately 90% of its identified critical and non-critical internal systems, software and embedded chips are now compliant, however, no assurances can be given that operating problems will not occur. The Company continues to evaluate and remedy the remaining identified critical and non-critical internal systems. The

Company has compliance confirmations from approximately 50% of its critical third party, suppliers, contractors and vendors (collectively, "contractors") with respect to their computers, software and systems, and it believes that most of the remaining contractors will be compliant by December 31, 1999. However, no assurances can be given that the Company's contractors will be compliant. Many systems have already been replaced over the past two years in the ordinary course of Company plans for upgrading its equipment, software and systems. The Company has removed and exchanged several non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software, and other systems will continue to operate in the Year 2000. Additionally, the Company has contingency plans for some of its external contractors, although there can be no assurance that such contingency plans will work or that there are contingency plans for all contractors whose equipment or systems may fail. The Company's cost to date to resolve its Year 2000 problems is not material and is expected to total less than $400,000; however, the actual total amount it will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately,
(ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software, or systems to perform properly, as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; the uncertainties associated with obtaining and enforcing patents important to the Company's business; possible competition from other products; and Year 2000 issues. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         The Company's license and research revenue was $8.3 million for 1999, compared to $21.2 million for 1998. The decrease in revenue is primarily a result of the decreased research revenue from Ortho under the Ortho License Agreement. The Company expects research revenue to decrease in 2000 compared to 1999, due to the reduction in revenue from the Schering License Agreement.

         Research and development expenses increased by 21% to $60.4 million for 1999, compared to $50.1 million for 1998. The increase in expenses was primarily due to a $6.8 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $2.3 million increase in staffing costs for employees primarily engaged in research and development activities, a $1.1 million increase in depreciation expense, and a $769,000 increase in rent and lease expense, as well as other increases related to the Company's research and development activities.

The increase for 1999 is primarily attributable to increased expenses related to the IMAGENT Phase 3 clinical trial and the preparation of the IMAGENT manufacturing facilities for regulatory approval.

         General and administrative expenses were $8.6 million for 1999, compared to $7.9 million for 1998. The increase in general and administrative expenses was primarily due to a $712,000 increase in professional fees.

         Investment income and other was $813,000 for 1999, compared to $3.8 million for 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

         In 1999, the Company recorded interest expense of $844,000 related to the beneficial conversion feature on the $1.8 million convertible subordinated notes.

1998 COMPARED TO 1997

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

ITEM 7A.  MARKET RISK

         The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's December 1999 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

         (b)      Reports on Form 8-K.  None.

         (c)      Exhibits.

         (3) (a) Restated Certificate of Incorporation of the Company, as amended through August 31, 1994. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").)

                  (b) Certificate of Amendment to the Certificate of Incorporation of the Company filed on March 25, 1996. (Incorporated by reference to Exhibit 3 to Amendment No. 1 of the S-3 Registration Statement of the Company filed on March 28, 1996 (the "1996 S-3").)

                  (c) Certificate of Amendment to the Certificate of Incorporation of the Company filed on September 22, 1997. (Incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

                  (d) Certificate of Amendment to the Certificate of Incorporation filed on August 14, 1998. (Incorporated by reference to Exhibit 3(d) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").)

                  (e) Certificate of Amendment to the Certificate of Incorporation of the Company filed on January 15, 1999. (Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (the "December 1998 10-Q").)

                  (f) By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").)

          (10) (a) Lease Agreement, as amended, between the Company and Hartford Accident and Indemnity Company relating to certain research and manufacturing facilities in San Diego, California. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.)

                  (b) Loan Modification Agreement between the Company and Theodore Roth, dated May 24, 1994. (Incorporated by reference to Exhibit 10(d) to the 1994 10-K.) (1)

                  (c) Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company. (Incorporated by reference to Exhibit 10(e) to the 1994 10-K.) (1)

                  (d) Stock and Warrant Purchase Agreement dated August 16, 1994 between the Company and Johnson & Johnson Development Corporation. (Incorporated by reference to Exhibit 10(g) to the 1994 10-K.)

                  (e) Stock and Warrant Purchase Agreement dated February 28, 1996 between the Company and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10 (b) to the 1996 S-3.)

                  (f) Agreement and Plan of Merger by and among the Company, MDV Acquisition Corp. and MDV Technologies, Inc. dated October 8, 1996. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on November 20, 1996.)

                  (g) License Agreement dated September 23, 1997, between the Company and Schering AG, Germany. (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K/A filed on February 27, 1998 (the "1997 8-K/A").) (2)

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

                  (j) Convertible Preferred Stock Purchase Agreement dated as of August 13, 1998 between the Company and certain investors ("E-1 Investors") pertaining to the sale of Series E-1 Preferred Stock.
(Incorporated by reference to Exhibit 10(j) to the 1998 10-K.)

                  (k) Royalty Rights Agreement dated as of August 13, 1998 between the Company and the E-1 Investors. (Incorporated by reference to Exhibit 10(k) to the 1998 10-K.)

                  (l) Registration Rights Agreement dated as of August 13, 1998 between the Company and the E-1 Investors. (Incorporated by reference to Exhibit 10(l) to the 1998 10-K.)

                  (m) Credit Agreement dated as of June 17, 1998 between the Company and Imperial Bank. (Incorporated by reference to Exhibit 10(m) to the 1998 10-K.)

                  (n) Security Agreement dated June 17, 1998 executed by the Company in favor of Imperial Bank. (Incorporated by reference to Exhibit 10(o) to the 1998 10-K.)

                  (o) Lease Agreement dated November 7, 1998 between the Company and WHAMC Real Estate Limited Partnership, a Delaware limited partnership, relating to certain manufacturing and development facilities in San Diego, California. (Incorporated by reference to Exhibit 10(p) to the 1998 10-K.)

                  (p) First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering Aktiengesellschaft. (Incorporated by reference to Exhibit 10 of the December 1998 10-Q.) (2)

                  (q) Employment Letter Agreement dated February 26, 1999 and executed by Dr. Artemios B. Vassos. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 (the "March 31, 1999 10-Q").) (1)

                  (r) Promissory Note in the amount of $180,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company. (Incorporated by reference to Exhibit 10(b) of the March 1999 10-Q.) (1)

                  (s) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company. (Incorporated by reference to Exhibit 10(c) of the March 1999 10-Q.) (1)

                  (t) Promissory Note in the amount of $125,000, dated March 3, 1999 and executed by Dr. Artemios B. Vassos in favor of the Company. (Incorporated by reference to Exhibit 10(d) of the March 1999 10-Q.) (1)

                  (u) Security Purchase Agreement dated May 20, 1999 between the Company and Harris & Harris Group, Inc, Jan A. Dekker and Stephen McGrath with forms of the 6% Convertible Subordinated Note Due May 20, 2002 and Warrant.

                  (v) Form of Amended 1991 Stock Option Plan.

                  (w) Agreement to Waive Covenant Violation and Modify Loan dated May 17, 1999 between the Company and Imperial Bank.

                  (x) Intellectual Property Security Agreement dated May 17, 1999 between the Company and Imperial Bank. (3)

                  (y) First Amendment to Credit Agreement dated June 17, 1999 among the Company, MDV Technologies, Inc., a wholly-owned subsidiary of the Company ("MDV"), and Imperial Bank. (3)

                  (z) Intellectual Property Security Agreement dated August 2, 1999 between MDV and Imperial Bank.

                  (aa) Commercial Security Agreement dated August 3, 1999 among the Company, MDV and Imperial Bank.

                  (bb) Promissory Note dated August 2, 1999 in the amount of $5,000,000 executed by the Company and MDV in favor of Imperial Bank.

                  (cc) Promissory Note dated August 2, 1999 in the amount of $8,422,619.04 executed by the Company and MDV in favor of Imperial Bank.

                  (dd) Warrant for 180,000 shares to Purchase Common Stock dated March 30, 1999 issued to Imperial Bancorp.

         (21)     Subsidiary List

         (23.1)   Consent of Ernst & Young LLP, Independent Auditors

         (1) Management contract or compensatory plan or arrangement required to be filed

         (2) Certain confidential portions of this exhibit have been deleted pursuant to an order granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         (3) A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE PHARMACEUTICAL CORP.


                                          (Registrant)


Date:    September 23, 1999               By: \S\  THEODORE D. ROTH
                                              ---------------------
                                                   Theodore D. Roth
                                                   President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\S\ DUANE J. ROTH               Chairman and                  September 23, 1999
--------------------------      Chief Executive Officer
Duane J. Roth


\S\ THEODORE D. ROTH            Director, President, and      September 23, 1999
--------------------------      Chief Operating Officer
Theodore D. Roth


\S\ TIM T. HART                 Chief Financial Officer,      September 23, 1999
--------------------------      Treasurer, and Chief
Tim T. Hart                     Accounting Officer


\S\ PEDRO CUATRECASAS, M.D.     Director                      September 23, 1999
--------------------------
Pedro Cuatrecasas, M.D.


\S\ CARROLL O. JOHNSON          Director                      September 23, 1999
--------------------------
Carroll O. Johnson


\S\ STEPHEN M. MCGRATH          Director                      September 23, 1999
--------------------------
Stephen M. McGrath


\S\ HELEN M. RANNEY, M.D.       Director                      September 23, 1999
--------------------------
Helen M. Ranney, M.D.


\S\ DONALD E. O'NEILL           Director                      September 23, 1999
--------------------------
Donald E. O'Neill


\S\ JEAN RIESS, PH.D.           Director                      September 23, 1999
--------------------------
Jean Riess, Ph.D.


\S\ THOMAS F. ZUCK, M.D.        Director                      September 23, 1999
--------------------------
Thomas F. Zuck, M.D.

              ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

          TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         PAGE NO.
                                                                                         --------
Report of Ernst & Young LLP, Independent Auditors                                           F-2

Consolidated Balance Sheets at June 30, 1999 and 1998                                       F-3

Consolidated Statements of Operations for the Years
Ended June 30, 1999, 1998 and 1997                                                          F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 1999, 1998 and 1997                                                          F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1999, 1998 and 1997                                                          F-6

Notes to Consolidated Financial Statements                                              F-7 - F-15



No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Alliance Pharmaceutical Corp. and subsidiaries have reported accumulated losses of $326,724,000 and without additional financing, lacks sufficient working capital to fund operations beyond December 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                  ERNST & YOUNG LLP


San Diego, California
July 23, 1999
    except for paragraph 2 of Note 5, as
    to which the date is September 14, 1999

                  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                        1999              1998
                                                                                    ------------      ------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 19,081,000      $ 11,809,000
    Short-term investments                                                                  -           38,046,000
    Research revenue receivable                                                        4,875,000         6,847,000
    Other current assets                                                                 413,000           694,000
                                                                                    ------------      ------------
              Total current assets                                                    24,369,000        57,396,000


PROPERTY, PLANT AND EQUIPMENT - NET                                                   24,621,000        23,087,000
PURCHASED TECHNOLOGY - NET                                                            11,361,000        12,880,000
RESTRICTED CASH                                                                        5,000,000              -
OTHER ASSETS - NET                                                                       633,000           314,000
                                                                                    ------------      ------------
                                                                                    $ 65,984,000      $ 93,677,000
                                                                                    ------------      ------------
                                                                                    ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                $  4,910,000      $  2,191,000
    Accrued expenses                                                                   4,280,000         5,446,000
    Current portion of long-term debt                                                  4,170,000         1,068,000
                                                                                    ------------      ------------
              Total current liabilities                                               13,360,000         8,705,000


LONG-TERM DEBT                                                                        10,499,000         8,882,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; 5,000,000 shares authorized;
        500,000 shares of Series D issued and outstanding at
        June 30, 1999 and 1998; liquidation preference of $10,000,000
        at June 30, 1999 and 1998                                                          5,000             5,000
    Common stock - $.01 par value; 75,000,000 shares authorized;
        43,510,049 and 31,994,338 shares issued and outstanding at
        June 30, 1999 and 1998, respectively                                             435,000           320,000
    Additional paid-in capital                                                       368,409,000       340,016,000
    Accumulated deficit                                                             (326,724,000)     (264,251,000)
                                                                                    ------------      ------------
              Total stockholders' equity                                              42,125,000        76,090,000
                                                                                    ------------      ------------
                                                                                    $ 65,984,000      $ 93,677,000
                                                                                    ------------      ------------
                                                                                    ------------      ------------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years ended June 30,
                                                     --------------------------------------------------
                                                         1999             1998              1997
                                                     -------------    -------------    --------------
REVENUES:
    License and research revenue                     $   8,251,000    $  21,209,000    $   44,580,000

OPERATING EXPENSES:
    Research and development                            60,427,000       50,084,000        43,278,000
    General and administrative                           8,566,000        7,886,000         7,932,000
    Acquired in-process technology                            -                -           16,450,000
                                                     -------------    -------------    --------------
                                                        68,993,000       57,970,000        67,660,000
                                                     -------------    -------------    --------------
LOSS FROM OPERATIONS                                   (60,742,000)     (36,761,000)      (23,080,000)

IMPUTED INTEREST EXPENSE ON CONVERTIBLE NOTES             (844,000)            -                 -
INVESTMENT INCOME AND OTHER - NET                          813,000        3,758,000         4,064,000
                                                     -------------    -------------    --------------
NET LOSS                                               (60,773,000)     (33,003,000)      (19,016,000)

IMPUTED DIVIDENDS ON PREFERRED STOCK                    (1,700,000)            -                 -
                                                     -------------    -------------    --------------
NET LOSS APPLICABLE TO COMMON SHARES                 $ (62,473,000)   $ (33,003,000)    $ (19,016,000)
                                                     -------------    -------------    --------------
                                                     -------------    -------------    --------------

NET LOSS PER COMMON SHARE:
  Basic and diluted                                  $       (1.89)   $       (1.04)   $        (0.63)
                                                     -------------    -------------    --------------
                                                     -------------    -------------    --------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                     33,045,000       31,749,000        30,302,000
                                                     -------------    -------------    --------------
                                                     -------------    -------------    --------------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        CONVERTIBLE
                                                                      PREFERRED STOCK              COMMON STOCK
                                                                   ---------------------     -----------------------
                                                                    SHARES       AMOUNT        SHARES        AMOUNT
                                                                   --------     --------     ----------    ---------
BALANCES AT JUNE 30, 1996                                           200,000     $  2,000     30,002,000    $ 300,000
    Exercise of stock options and warrants                                                      105,000        1,000
    Conversion of convertible Series C Preferred
       Stock to common shares                                      (200,000)      (2,000)       345,000        3,000
    Payment related to acquired in-process technology                                           703,000        7,000
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                              10,000
    Net unrealized gain on available-for-sale securities
    Net loss
                                                                   --------     --------     ----------    ---------
BALANCES AT JUNE 30, 1997                                              -            -        31,165,000      311,000
    Exercise of stock options and warrants                                                      104,000        1,000
    Sale of convertible Series D Preferred Stock                    500,000        5,000
    Payment related to acquired in-process technology                                           706,000        8,000
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                              19,000
    Net unrealized loss on available-for-sale securities
    Net loss
                                                                   --------     --------     ----------    ---------
BALANCES AT JUNE 30, 1998                                           500,000        5,000     31,994,000      320,000
    Exercise of stock options and warrants                                                       96,000        1,000
    Issuance of warrants
    Sale of common stock                                                                      9,500,000       95,000
    Sale of convertible Series E-1 Preferred Stock                  100,000        1,000
    Conversion and redemption of convertible Series E-1
       Preferred Stock to common shares                            (100,000)      (1,000)     1,859,000       18,000
    Imputed interest expense on convertible notes
    Imputed dividends on Series E-1 Preferred Stock
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan                                              61,000        1,000
    Net unrealized loss on available-for-sale securities
    Net loss
                                                                   --------     --------     ----------    ---------
BALANCES AT JUNE 30, 1999                                           500,000     $  5,000     43,510,000    $ 435,000
                                                                   --------     --------     ----------    ---------
                                                                   --------     --------     ----------    ---------



                                                            ADDITIONAL                              TOTAL
                                                             PAID-IN         ACCUMULATED       COMPREHENSIVE
                                                             CAPITAL           DEFICIT             LOSS
                                                          -------------     --------------     -------------
BALANCES AT JUNE 30, 1996                                 $ 313,397,000     $ (212,232,000)
    Exercise of stock options and warrants                      654,000
    Conversion of convertible Series C Preferred
       Stock to common shares                                    (1,000)
    Payment related to acquired in-process technology         7,840,000
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan             133,000
    Net unrealized gain on available-for-sale securities        245,000                        $     245,000
    Net loss                                                                  (19,016,000)       (19,016,000)
                                                          -------------     -------------      -------------
BALANCES AT JUNE 30, 1997                                   322,268,000      (231,248,000)     $ (18,771,000)
    Exercise of stock options and warrants                      741,000                        -------------
    Sale of convertible Series D Preferred Stock              9,595,000                        -------------
    Payment related to acquired in-process technology         7,492,000
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan             141,000
    Net unrealized loss on available-for-sale securities       (221,000)                       $    (221,000)
    Net loss                                                                  (33,003,000)       (33,003,000)
                                                          -------------     -------------      -------------
BALANCES AT JUNE 30, 1998                                   340,016,000      (264,251,000)     $ (33,224,000)
    Exercise of stock options and warrants                                                     -------------
    Issuance of warrants                                        922,000                        -------------
    Sale of common stock                                     21,415,000
    Sale of convertible Series E-1 Preferred Stock            5,582,000
    Conversion and redemption of convertible Series E-1
       Preferred Stock to common shares                      (2,248,000)
    Imputed interest expense on convertible notes               844,000
    Imputed dividends on Series E-1 Preferred Stock           1,700,000        (1,700,000)
    Issuance of stock in satisfaction of employer
       matching contribution to 401(k) savings plan             200,000
    Net unrealized loss on available-for-sale securities        (22,000)                      $      (22,000)
    Net loss                                                                  (60,773,000)       (60,773,000)
                                                          -------------     -------------     --------------
BALANCES AT JUNE 30, 1999                                 $ 368,409,000      (326,724,000)    $  (60,795,000)
                                                          -------------     -------------     --------------
                                                          -------------     -------------     --------------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED JUNE 30,
                                                                 -----------------------------------------------------
                                                                      1999               1998                1997
                                                                 -------------      --------------      --------------
OPERATING ACTIVITIES:
    Net loss                                                     $ (60,773,000)     $  (33,003,000)     $  (19,016,000)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operations:
          Depreciation and amortization                              6,265,000           5,064,000           3,997,000
          Imputed interest expense on convertible notes                844,000                -                   -
          Expense associated with warrant issurance                    160,000                -                   -
          Charge for acquired in-process technology                       -                   -             16,450,000
          Non-cash compensation - net                                  201,000             320,000             133,000
          Changes in operating assets and liabilities:
             Research revenue receivable                             1,972,000             403,000          (1,500,000)
             Restricted cash and other assets                       (5,038,000)            372,000             888,000
             Accounts payable and accrued
               expenses and other                                    1,553,000          (1,238,000)          3,662,000
                                                                 -------------      --------------      --------------
Net cash provided by (used in) operating activities                (54,816,000)        (28,082,000)          4,614,000
                                                                 -------------      --------------      --------------

INVESTING ACTIVITIES:
    Purchases of short-term investments                            (23,711,000)       (113,099,000)       (132,754,000)
    Sales and maturities of short-term investments                  61,735,000         131,874,000         137,937,000
    Property, plant and equipment                                   (6,246,000)        (10,057,000)         (6,823,000)
    Payment for acquired in-process technology                            -                (57,000)         (1,046,000)
                                                                 -------------      --------------      --------------
Net cash provided by (used in) investing activities                 31,778,000           8,661,000          (2,686,000)
                                                                 -------------      --------------      --------------

FINANCING ACTIVITIES:
    Issuance of common stock and warrants                           21,511,000             562,000             597,000
    Issuance of convertible preferred stock - net                    5,582,000           9,600,000                -
    Redemption of preferred stock                                   (2,230,000)               -                   -
    Proceeds from long-term debt                                     6,850,000           6,800,000           3,493,000
    Principal payments on long-term debt                            (1,403,000)         (1,100,000)           (908,000)
                                                                 -------------      --------------      --------------
Net cash provided by financing activities                           30,310,000          15,862,000           3,182,000
                                                                 -------------      --------------      --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,272,000          (3,559,000)          5,110,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      11,809,000          15,368,000          10,258,000
                                                                 -------------      --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  19,081,000      $   11,809,000      $   15,368,000
                                                                 -------------      --------------      --------------
                                                                 -------------      --------------      --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred interest expense on long-term debt                      $     728,000                -                   -
Imputed dividends on preferred stock                                 1,700,000                -                   -
Payable for acquired in-process technology                                -                   -         $    7,557,000
Issuance of common stock in connection with aquired
   in-process technology                                                  -         $    7,500,000           7,847,000


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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition in November 1996, its wholly owned subsidiary Alliance Pharmaceutical GmbH, from its inception in December 1998, and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and Applications et Transferts de Technologies Avancees ("ATTA"). ATTA was dissolved in 1997. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1998 and 1997 have been reclassified to conform to the current year's presentation.

LIQUIDITY AND BASIS OF PRESENTATION

         The Company believes its available cash and cash equivalents would be sufficient to meet its anticipated capital requirements through December 1999, which raises substantial doubt about its ability to continue as a going concern. Substantial additional capital resources will be required to fund continuing operations related to the Company's research, development, manufacturing and business development activities. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. The Company is currently in preliminary discussions with a number of potential collaborative partners and, based on the results of various product evaluations, revenues in the form of license fees, milestone payments or research and development reimbursements could be generated. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. The Company is continuing to take actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

         Short-term investments consist of highly liquid debt instruments. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of additional paid-in capital. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $11.2 million and $12.4 million, and is reported net of accumulated amortization of $12 million and $10.8 million at June 30, 1999 and 1998, respectively. The technology acquired from BioPulmonics has a net book value of approximately $129,000 and $480,000 and is being amortized over five to seven years and is reported net of accumulated amortization of $1.9 million and $1.5 million at June 30, 1999 and 1998, respectively.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

ACQUIRED IN-PROCESS TECHNOLOGY

         In November 1996, the Company acquired MDV by a merger (the "MDV Merger") of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermoreversible gel, FLOGEL(R), intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. The consideration payable in the MDV Merger consisted of $15.5 million, payable in common stock or cash, of which $8 million was paid through the delivery of 703,093 shares of common stock during fiscal 1997, and $7.5 million was paid through the delivery of 706,100 shares of common stock during fiscal 1998. Additionally, the Company will pay up to $20 million if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made because they are dependent on future developments which are inherently uncertain.

         The Company has accounted for the MDV Merger as a purchase, and recorded a one-time charge in fiscal 1997 of $16.5 million, including the $15.5 million payments described above and related transaction costs.

LONG-TERM DEBT

         In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million at the bank's prime rate plus .5%. In March 1999, the Company was in violation of a financial covenant under the loan. In June 1999, the bank waived the violation, took additional collateral and restructured the loan which resulted in increased principal payments. The loan bears interest at rates ranging from 6.5% to 8.25% at June 30, 1999. As part of the restructuring, the Company issued to the bank a warrant to purchase up to 180,000 shares of common stock at an exercise price of $2.88 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $241,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $221,000 at June 30, 1999. Amounts borrowed are secured by certain fixed assets and patents and are to be repaid over 4 years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 1999, the balance outstanding on this loan was $13.6 million. In connection with the restructuring in June 1999, the Company pledged $5 million in cash as collateral and has separately disclosed this amount as restricted cash on the Consolidated Balance Sheet at June 30, 1999. As long as sufficient funding from collaborative agreements and public or private financing is obtained, the Company believes it will be able to achieve and maintain its debt covenants through June 30, 2000.

         In May 1999, the Company privately placed $1.8 million of 6% convertible subordinated notes due May 2002 and issued warrants to the note holders to purchase up to 300,000 shares of common stock at $2.45 per share. The conversion price of the notes is $2 per share, which was below the trading market price of the stock on the day the notes were issued. As a result of this conversion price, the Company has recognized an immediate charge to interest expense of $844,000 on these convertible notes related to the beneficial conversion feature. The Company has recorded deferred interest expense on the warrants of $521,000, based upon a Black-Scholes valuation, and is amortizing the deferred interest over the life of the notes. The unamortized deferred interest balance was $507,000 at June 30, 1999.

         The Company's principal payments for the long-term debt for the years ending June 30, 2000, 2001, 2002, 2003 and 2004 are $4.4 million, $4.7 million, $2.8 million, $1.7 million and $-0-, respectively. Due to the option of the Company to satisfy the $1.8 million convertible subordinated notes with the issuance of common stock, the Company has excluded any principal payments on the convertible notes from the 5 year schedule of principal payments.

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

NEW ACCOUNTING STANDARDS

         Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. The Company has reported the total comprehensive loss in the Consolidated Statements of Stockholders' Equity. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available regularly by the Company in deciding how to allocate resources in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment consist of the following:


                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                         1999                 1998
                                                                                    -------------        -------------
         Land                                                                       $     225,000        $     225,000
         Buildings                                                                        300,000              300,000
         Building improvements                                                          2,323,000            2,193,000
         Furniture, fixtures, and equipment                                            20,614,000           18,825,000
         Leasehold improvements                                                        19,870,000           15,542,000
                                                                                    -------------        -------------
                                                                                       43,332,000           37,085,000
         Less accumulated depreciation and amortization                               (18,711,000)         (13,998,000)
                                                                                    -------------        -------------
                                                                                    $  24,621,000        $  23,087,000
                                                                                    -------------        -------------


ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                         1999                 1998
                                                                                    -------------        -------------
         Clinical trial supplies expense                                            $   2,286,000        $   2,286,000
         Payroll and related expenses                                                   1,704,000            2,786,000
         Rent and related operating expenses                                              201,000              205,000
         Other                                                                             89,000              169,000
                                                                                    -------------        -------------
                                                                                    $   4,280,000        $   5,446,000
                                                                                    -------------        -------------


3.  INVESTMENTS

         The Company classifies its investment securities as available-for-sale and records holding gains or losses in stockholders' equity.

         The following is a summary of available-for-sale securities:


                                                 June 30, 1999                                  June 30, 1998
                                 ---------------------------------------------  --------------------------------------------

                                               Gross Unrealized     Estimated                 Gross Unrealized    Estimated
                                     Cost       Gains (Losses)     Fair Value       Cost       Gains (Losses)    Fair Value
                                 ------------  -----------------  ------------  ------------  ----------------  ------------
U.S. Government Securities       $       -         $   -          $       -     $ 12,784,000      $ 11,000      $ 12,795,000
Corporate Securities                     -             -                  -       25,240,000        11,000        25,251,000
                                 ------------  -----------------  ------------  ------------  ----------------  ------------
                                 $       -         $   -          $       -     $ 38,024,000      $ 22,000      $ 38,046,000
                                 ------------  -----------------  ------------  ------------  ----------------  ------------
                                 ------------  -----------------  ------------  ------------  ----------------  ------------


         The gross realized gains on sales of available-for-sale securities totaled $75,000 and $357,000, in 1999 and 1998, respectively. The gross unrealized gains of $-0- and $22,000, in 1999 and 1998, respectively, are recorded as components of additional paid-in capital. The unrealized gains had no cash effect and therefore are not reflected in the consolidated statements of cash flows.

         The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 1999 and 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.


                                                          June 30, 1999                     June 30, 1998
                                                 ------------------------------    ------------------------------
                                                                 Estimated Fair                    Estimated Fair
                                                     Cost            Value             Cost            Value
                                                 ------------    --------------    ------------    --------------
Due in one year or less                          $       -       $        -        $ 23,884,000     $ 23,885,000
Due after one year through three years                   -                -          12,221,000       12,227,000
Due after three years                                    -                -           1,919,000        1,934,000
                                                 ------------    --------------    ------------    --------------
                                                 $       -       $        -        $ 38,024,000     $ 38,046,000
                                                 ------------    --------------    ------------    --------------
                                                 ------------    --------------    ------------    --------------


4.  STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

         The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 6,200,000 shares under the 1983 Plan, 1983
Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan and the 1983 Program have expired and no additional options may be granted under such plans.

         In August 1998, the Board of Directors approved a plan whereby each employee option holder, excluding certain officers and directors of the Company, could exchange all of their current vested and unvested options for new options priced at $5.00, which was in excess of the market value on the date of the exchange. Existing options were exchangeable two shares for one. A total of 1,179,066 existing option shares, ranging in price from $5.00 to $28.00, were exchanged for 589,533 replacement options shares with an exercise price of $5.00. These replacement options vest on the same basis as the replaced options but require that the employee continue their employment with the Company for a minimum of one year from the date of grant in order for any of the shares to vest. The replacement options are included as both grants and cancellations in the stock option activity table shown below.

         The following table summarizes stock option activity through June 30, 1999:


                                                                                          Weighted
                                                                          Shares        Average Price
                                                                        ----------      -------------
Balance at June 30, 1996                                                 2,740,573         $  9.53
   Granted                                                               1,403,100         $ 13.07
   Exercised                                                              (108,830)        $  6.67
   Terminated/Expired                                                     (236,239)        $ 13.65
                                                                        ----------
Balance at June 30, 1997                                                 3,798,604         $ 10.66
   Granted                                                               1,814,750         $  8.89
   Exercised                                                              (135,660)        $  5.44
   Terminated/Expired                                                     (391,771)        $ 11.47
                                                                        ----------
Balance at June 30, 1998                                                 5,085,923         $ 10.11
   Granted                                                               2,617,008         $  4.90
   Exercised                                                              (129,918)        $  0.01
   Terminated/Expired                                                   (2,373,791)        $ 10.08
                                                                        ----------
Balance at June 30, 1999                                                 5,199,222         $  7.75
                                                                        ----------
                                                                        ----------

Available for future grant under the 1983 Plan and the 1983 Program            -0-
                                                                        ----------
                                                                        ----------
Available for future grant under the 1991 Plan                           1,144,193
                                                                        ----------
                                                                        ----------


         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1999:


                                                                        Weighted
                                                      Weighted           Average                           Weighted
                    Range of           Number         Average           Remaining          Number          Average
                 Exercise Prices    Outstanding    Exercise Price    Contractual Life    Exercisable    Exercise Price
                ----------------    -----------    --------------    ----------------    -----------    --------------
                  $2.38 - $4.81        445,500        $ 3.34            8.60 years           69,400         $ 3.42
                      $4.88          1,324,500        $ 4.88            9.37 years          161,250         $ 4.88
                      $5.00            405,392        $ 5.00            9.11 years            2,560         $ 5.00
                  $5.03 - $6.00        633,350        $ 5.29            5.76 years          567,250         $ 5.30
                  $6.13 - $9.25        596,455        $ 7.98            4.70 years          495,560         $ 8.00
                      $9.38            786,900        $ 9.38            8.37 years          208,400         $ 9.38
                  $9.44 - $13.38       679,650        $12.33            6.73 years          409,700         $12.09
                 $13.63 - $28.00       327,475        $19.68            3.85 years          293,758         $20.26
                                    -----------                                          -----------
                                     5,199,222         $7.75            7.46 years        2,207,878        $  9.45
                                    -----------                                          -----------
                                    -----------                                          -----------


         The Company has adopted the disclosure-only provisions of SFAS No.
123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 1999, 1998 or 1997. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:


                                      1999             1998             1997
                                  -------------    -------------    -------------
 Net loss
    As reported                   $ (62,473,000)   $ (33,003,000)   $ (19,016,000)
    Pro forma                       (67,386,000)     (36,422,000)     (21,453,000)

 Net loss per share
    As reported                   $       (1.89)   $       (1.04)   $        (.63)
    Pro forma                             (2.04)           (1.15)            (.71)


         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate range of 5.63% to 6.63%, 5.63% to 6.63% and 5.25% to 6.5%; dividend yield of 0% (for all years); volatility factor of 78%, 66% and 63%; and a weighted-average expected term of 7 years, 6 years and 4 years. The estimated weighted average fair value at grant date for the options granted during 1999, 1998 and 1997 was $3.23, $5.85 and $6.90 per option, respectively.

         The following table summarizes common shares reserved for issuance at June 30, 1999 on exercise or conversion of:


                                                              Shares
                                                            ----------
    Series D convertible preferred stock                     1,000,000
    Convertible subordinated notes                             900,000
    Common stock options                                     6,343,415
    Common stock warrants                                    1,905,523
                                                            ----------
    Total common shares reserved for issuance               10,148,938
                                                            ----------
                                                            ----------


WARRANTS

         At June 30, 1999, the Company had warrants outstanding to purchase 1,905,523 shares of common stock at prices ranging from $2.45 to $20 per share. The warrants expire on various dates from July 1999 through June 2004.

PREFERRED STOCK

         In fiscal 1996, in conjunction with a license agreement (the "HMRI License Agreement"), Hoechst Marion Roussel, Inc. ("HMRI") purchased 750,000 shares of the Company's convertible Series B Preferred Stock and 200,000 shares of its convertible Series C Preferred Stock for an aggregate of $22 million. In June 1996, all outstanding shares of convertible Series A Preferred Stock (issued to Johnson & Johnson Development Corp. ("J&JDC") in
1995) and Series B Preferred Stock and accrued dividends thereon were converted into 815,625 and 759,375 shares of Alliance common stock, respectively. In June 1997, all outstanding shares of Series C Preferred Stock were converted into 345,327 shares of Alliance common stock (see Note
5). The Series A and B Preferred Stock carried a cumulative annual dividend of $0.50 and $1.00 per share, respectively. The dividends were payable in cash or common stock. In June 1996, these dividends were paid by issuing 75,000 shares of Alliance common stock. In September 1997, in conjunction with a license agreement (the "Schering License Agreement"), Schering Berlin Venture Corp. ("SBVC"), an affiliate of Schering AG, Germany ("Schering"), purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. The Series D Preferred Stock is convertible into Alliance common stock upon certain events at a rate based upon a 20 day average of the closing market prices of the common stock at the time of conversion. The Series D Preferred Stock is entitled to one vote per share and has no annual dividend.

         In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million. The Company recognized an imputed dividend of $483,000 to reflect a beneficial conversion feature on these preferred shares. In January 1999, 47,837 shares of the Series E-1 Preferred Stock were converted into 1,091,338 shares of Alliance common stock at an average price of $2.63 per share. In May 1999, 31,456 shares of Series E-1

Preferred Stock converted into 767,219 shares of Alliance common stock. The Company also repurchased the remaining 20,707 shares of Series E-1 Preferred Stock for $2.2 million of cash. The Company recorded a preferred stock dividend of $1.2 million, which represents the excess of the fair value of the consideration transferred to the preferred stockholders over the carrying value of the preferred stock. The investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration ("FDA") by December 2003. The total royalty obligation is 0.3% of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right.

5.  LICENSE AGREEMENTS

         In August 1994, the Company executed a license agreement (the "Ortho License Agreement") with Ortho Biotech Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation (collectively referred to as "Ortho"), which provided Ortho with worldwide marketing and, at its election, manufacturing rights to the Company's injectable perfluorochemical emulsions capable of transporting oxygen for therapeutic use, including OXYGENT. Ortho agreed to pay to Alliance a royalty based upon sales of products after commercialization. In addition, Ortho paid to Alliance an initial license fee of $4 million and agreed to make other payments upon the achievement of certain milestones. Under the agreement, Ortho was responsible for substantially all of the costs of developing and marketing the products. In December 1996, Ortho paid the Company a $15 million milestone payment. In conjunction with the Ortho License Agreement, J&JDC purchased 1.5 million shares of Alliance Series A Preferred Stock for $15 million and obtained a three-year warrant to purchase 300,000 shares of Alliance common stock at $15 per share. In June 1996, the preferred stock and warrant were converted into common stock (see Note 4). In May 1998, Ortho and the Company restructured the agreement and Alliance assumed responsibility for worldwide development of OXYGENT at its expense. Under the restructured agreement, Ortho retained certain rights to be the exclusive marketing agent for the product, which rights have been re-acquired by the Company.

         From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. In June 1997, the Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. At June 30, 1999, the unused supplies were approximately $2.3 million. In December 1997, the HMRI License Agreement was terminated. Therefore, since July 1, 1997 Alliance has been responsible for all LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. In September 1999, HMRI dismissed an arbitration proceeding filed against Alliance in September 1998 and Alliance agreed to repurchase the clinical trial supplies from HMRI for up to $3 million over time and under certain circumstances.

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

6.  INCOME TAXES

         Significant components of the Company's deferred tax assets as of June 30, 1999 are shown below. A valuation allowance of $121,401,000, of which $25,199,000 is related to 1999, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

         Deferred tax assets consist of the following:


                                                                June 30,
                                                       ---------------------------
                                                           1999           1998
                                                       ------------   ------------
   Net operating loss carryforwards                    $ 93,497,000   $ 74,481,000
   Research and development credits                      12,423,000      8,571,000
   Capitalized research expense                          12,047,000     10,744,000
   Other - net                                            3,434,000      2,406,000
                                                       ------------   ------------
   Total deferred tax assets                            121,401,000     96,202,000
   Valuation allowance for deferred tax assets         (121,401,000)   (96,202,000)
                                                       ------------   ------------
   Net deferred tax assets                             $       -      $       -
                                                       ------------   ------------
                                                       ------------   ------------


         Approximately $3,580,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

         At June 30, 1999, the Company had federal and various state net operating loss carryforwards of approximately $260,336,000 and $41,375,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. Approximately $2,718,000 of California tax loss carryforwards expired in fiscal 1999 and will continue to expire (approximately $1,457,000 in fiscal 2000) unless previously utilized. Approximately $1,724,000 of federal tax loss carryforwards expired in fiscal 1999 and will continue to expire (approximately $1,273,000 in fiscal 2000) unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $10,251,000 and $3,342,000, respectively, which will begin expiring in fiscal 2000 unless previously utilized.

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

         Minimum annual commitments related to operating lease payments at June 30, 1999 are as follows:


  YEARS ENDING JUNE 30,
  ---------------------
          2000                                   $  2,406,000
          2001                                      2,262,000
          2002                                      2,331,000
          2003                                      1,617,000
          2004                                      1,216,000
          Thereafter                                3,089,000
                                                 ------------
          Total                                  $ 12,921,000
                                                 ------------
                                                 ------------


         Rent expense for fiscal 1999, 1998 and 1997 was $4.1 million, $3.4 million and $2.6 million, respectively.

                                EXHIBIT INDEX

     Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

 Number                                   Document
--------     -----------------------------------------------------------------
  10(u)      Security Purchase Agreement dated May 20, 1999 between the Company and Harris & Harris Group, Inc, Jan A. Dekker and Stephen McGrath with forms of the 6% Convertible Subordinated Note Due May 20,
             2002 and Warrant

  10(v)      Form of Amended 1991 Stock Option Plan

  10(w) Agreement to Waive Covenant Violation and Modify Loan dated May 17, 1999 between the Company and Imperial Bank

  10(x) Intellectual Property Security Agreement dated May 17, 1999 between the Company and Imperial Bank (3)

  10(y) First Amendment to Credit Agreement dated June 17, 1999 among the Company, MDV Technologies, Inc., a wholly-owned subsidiary of the Company ("MDV"), and Imperial Bank (3)

 10(z) Intellectual Property Security Agreement dated August 2, 1999 between MDV and Imperial Bank

 10(aa) Commercial Security Agreement dated August 3, 1999 among the Company, MDV and Imperial Bank

 10(bb) Promissory Note dated August 2, 1999 in the amount of $5,000,000 executed by the Company and MDV in favor of Imperial Bank

 10(cc) Promissory Note dated August 2, 1999 in the amount of $8,422,619.04 executed by the Company and MDV in favor of Imperial Bank

 10(dd) Warrant for 180,000 shares to Purchase Common Stock dated March 30, 1999 issued to Imperial Bancorp

   21        Subsidiary List

  23.1       Consent of Ernst & Young LLP, Independent Auditors


             (3) A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.