Form 10-Q
period 1999-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 1999-11-10
CIK 736994

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
-------   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                  or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-------   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to

                     Commission File Number 0-12950

                       ALLIANCE PHARMACEUTICAL CORP.
          (Exact name of Registrant as specified in its charter)

New York                                  14-1644018
---------------------------               ---------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification Number)

3040 Science Park Road
San Diego, California                     92121
---------------------------               ---------------------------
(Address of principal                     Zip Code
executive offices)

Registrant's telephone number,
including area code:                      (858) 410-5200
                                          ---------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes         X                             No
     ---------------                      --------------

As of November 4, 1999, Registrant had 44,649,224 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES


INDEX                                                  Page No.
-----                                                  --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets                    3

   Condensed Consolidated Statements of Operations          4

   Condensed Consolidated Statements of Cash Flows          5

   Notes to Condensed Consolidated Financial Statements     6

Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations            7

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                   12
Item 6. Exhibits and Reports on Form 8-K                    13


PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

        ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                                     SEPTEMBER 30,        JUNE 30,
                                                                                         1999               1999
                                                                                     ------------       ------------
        ASSETS                                                                        (UNAUDITED)          (NOTE)
        CURRENT ASSETS:
                Cash and cash equivalents                                            $  9,171,000       $ 19,081,000
                Research revenue receivable                                             2,239,000          4,875,000
                Other current assets                                                      467,000            413,000
                                                                                     ------------       ------------
                                Total current assets                                   11,877,000         24,369,000

        PROPERTY, PLANT AND EQUIPMENT - NET                                            23,336,000         24,621,000
        PURCHASED TECHNOLOGY - NET                                                     10,981,000         11,361,000
        RESTRICTED CASH                                                                 5,000,000          5,000,000
        OTHER ASSETS - NET                                                                623,000            633,000
                                                                                     ------------       ------------
                                                                                     $ 51,817,000       $ 65,984,000
                                                                                     ------------       ------------
                                                                                     ------------       ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
                Accounts payable                                                     $  2,171,000       $  4,910,000
                Accrued expenses                                                        4,522,000          4,280,000
                Current portion of long-term debt                                       4,336,000          4,170,000
                                                                                     ------------       ------------
                                Total current liabilities                              11,029,000         13,360,000

        LONG-TERM DEBT                                                                  9,222,000         10,499,000

        STOCKHOLDERS' EQUITY:
                Preferred stock - $.01 par value; 5,000,000 shares authorized;
                        500,000  shares of Series D issued and outstanding at
                        September 30, 1999 and June 30, 1999                                5,000              5,000
                Common stock - $.01 par value; 75,000,000 shares authorized;
                        43,511,286 and 43,510,049 shares issued and outstanding at
                        September 30, 1999 and June 30, 1999, respectively                435,000            435,000
                Additional paid-in capital                                            368,570,000        368,409,000
                Accumulated deficit                                                  (337,444,000)      (326,724,000)
                                                                                     ------------       ------------
                                Total stockholders' equity                             31,566,000         42,125,000
                                                                                     ------------       ------------
                                                                                     $ 51,817,000       $ 65,984,000
                                                                                     ------------       ------------
                                                                                     ------------       ------------


        Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       1999              1998
                                                                  -------------     ------------
                                                                             (Unaudited)
        REVENUES:
                License and research revenue                      $   1,568,000     $  5,100,000

        OPERATING EXPENSES:
                Research and development                             10,413,000       13,546,000
                General and administrative                            1,712,000        2,185,000
                                                                  -------------     ------------
                                                                     12,125,000       15,731,000
                                                                  -------------     ------------
        LOSS FROM OPERATIONS                                        (10,557,000)     (10,631,000)

        INVESTMENT INCOME                                               210,000          635,000
        INTEREST EXPENSE                                               (373,000)        (193,000)
                                                                  -------------     ------------
        NET LOSS                                                    (10,720,000)     (10,189,000)

        IMPUTED DIVIDEND ON SERIES E-1 PREFERRED STOCK                        -         (483,000)
                                                                  -------------     ------------
        NET LOSS APPLICABLE TO COMMON SHARES                      $ (10,720,000)    $(10,672,000)
                                                                  -------------     ------------
                                                                  -------------     ------------
        NET LOSS PER COMMON SHARE:
          Basic and diluted                                       $       (0.25)    $      (0.33)
                                                                  -------------     ------------
                                                                  -------------     ------------
        WEIGHTED AVERAGE SHARES OUTSTANDING:
          Basic and diluted                                          43,510,000       32,021,000
                                                                  -------------     ------------
                                                                  -------------     ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             1999                1998
                                                                                        -------------       -------------
                                                                                                   (UNAUDITED)
        OPERATING ACTIVITIES:
                Net loss                                                                $ (10,720,000)      $ (10,189,000)
                Adjustments to reconcile net loss to net cash used in operations:
                        Depreciation and amortization                                       1,811,000           1,360,000
                        Expense associated with warrant issuance                              144,000                   -
                        Changes in operating assets and liabilities:
                                Research revenue receivable                                 2,636,000             808,000
                                Other assets                                                  (44,000)             21,000
                                Accounts payable and accrued expenses and other            (2,497,000)         (1,834,000)
                                                                                        -------------       -------------
        Net cash used in operating activities                                              (8,670,000)         (9,834,000)
                                                                                        -------------       -------------
        INVESTING ACTIVITIES:
                Purchases of short-term investments                                                 -         (13,955,000)
                Sales and maturities of short-term investments                                      -          28,069,000
                Property, plant and equipment                                                 (83,000)         (2,213,000)
                                                                                        -------------       -------------
        Net cash provided by (used in) investing activities                                   (83,000)         11,901,000
                                                                                        -------------       -------------
        FINANCING ACTIVITIES:
                Issuance of common stock                                                       17,000                   -
                Issuance of convertible preferred stock                                             -           5,621,000
                Principal payments on long-term debt                                       (1,174,000)           (143,000)
                                                                                        -------------       -------------
        Net cash provided by (used in) financing activities                                (1,157,000)          5,478,000
                                                                                        -------------       -------------

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (9,910,000)          7,545,000
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   19,081,000          11,809,000
                                                                                        -------------       -------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   9,171,000       $  19,354,000
                                                                                        -------------       -------------
                                                                                        -------------       -------------
        SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
          AND FINANCING ACTIVITIES:
                Deferred interest expense on long-term debt                             $      63,000       $           -
                Imputed dividend on preferred stock                                                 -             483,000



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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, its wholly owned subsidiary Alliance Pharmaceutical GmbH, from its inception in December 1998, and its majority-owned subsidiary, Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1999 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
June 30, 1999.

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

     The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $10.9 million and $11.2 million, and is reported net of accumulated amortization of $12.3 million and

$12 million at September 30 and June 30, 1999, respectively. The technology acquired from BioPulmonics has a net book value of approximately $43,000 and $129,000, is being amortized over five to seven years, and is reported net of accumulated amortization of $2 million and $1.9 million at September 30 and June 30, 1999, respectively.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties, and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

COMPREHENSIVE INCOME AND LOSS

     Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended September 30, 1999 and 1998, the total comprehensive loss, which includes the unrealized loss on available-for-sale securities, was $10,720,000 and $10,206,000, respectively.

NET INCOME (LOSS) PER SHARE

     The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

2.  SUBSEQUENT EVENT

     In November 1999, the Company completed the sale of certain aspects of its PulmoSpheres-Registered Trademark-technology to Inhale Therapeutic Systems, Inc. ("Inhale") for $15 million in cash and $5 million in common stock of Inhale, plus additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

     Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements for IMAGENT-Registered Trademark- and RODA-TM-. Under the arrangement for IMAGENT, Schering AG, Germany ("Schering") has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization.
With respect to RODA, the Company has agreed to reimburse VIA Medical Corporation ("VIA") for substantially all of its development expenses and to share revenues from the sale of products. Due to the termination of the license agreement (the "HMRI License Agreement") with Hoechst Marion Roussel, Inc. ("HMRI") in December 1997, the restructuring of the license agreement (the "Ortho License Agreement") with Ortho Biotech, Inc. and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, both affiliates of Johnson & Johnson (collectively referred to as "Ortho") in May 1998, and the reduction in the on-going reimbursements from Schering, Alliance has incurred a substantial increase in development expenses related to LIQUIVENT and OXYGENT and a substantial decrease in related research revenue relative to prior years. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1999, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. In June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by certain fixed assets and patents and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On September 30, 1999, the balance outstanding on this loan was approximately $12.4 million.

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

     From February 1996 through June 1997, HMRI was responsible for most of the costs of development and marketing of LIQUIVENT. In June 1997, the Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. As of July 1997, Alliance assumed responsibility for the costs of development of LIQUIVENT worldwide. In December 1997, the HMRI License Agreement was terminated and HMRI has no continuing rights to the development or marketing of LIQUIVENT. In September 1999, HMRI and Alliance dismissed a related arbitration proceeding that was filed in September 1998. HMRI agreed to sell and Alliance agreed to purchase the clinical trial supplies from HMRI for up to $3 million over time and under certain circumstances. No other payments will be made by either party.

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

     The Company had net working capital of $848,000 at September 30, 1999, compared to $11 million at June 30, 1999. The Company's cash, cash equivalents, and short-term investments decreased to $9.2 million at September 30, 1999 from $19.1 million at June 30, 1999. The decrease resulted primarily from cash used in operations of $8.7 million and principal payments on long-term debt of $1.2 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     Alliance anticipates that its current capital resources, expected revenue from the Schering License Agreement, proceeds from the recent Inhale transaction, and investments will be adequate to satisfy its capital requirements through March 2000. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAGENT at its existing San Diego facilities and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the U.S. Food and Drug Administration ("FDA") will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two-digi t entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program which it believes has identified most, if not all, critical internal systems, software and embedded chips. The Company currently believes that at least 90% of its identified critical and non-critical internal systems, software and embedded chips are now compliant; however, no assurances can be given that operating problems will not occur. The Company continues to evaluate and remedy the remaining identified critical and non-critical internal systems. The Company has compliance confirmations from approximately 75% of its critical third-party suppliers, contractors and vendors (collectively, "contractors") with respect to their computers, s oftware and systems, and it believes that most of the remaining contractors will be compliant by December 31, 1999. However, no assurances can be given that the Company's contractors will be compliant. Many systems have already been replaced over the past two years in the ordinary course of Company plans for upgrading its equipment, software and systems. The Company has removed and exchanged several non-compliant systems and expects to continue such replacement or other remedial programs to assure that its computers, software and other systems will continue to operate in the Year 2000. Additionally, the Company has contingency plans for some of its external contractors, although there can be no assurance that such contingency plans will work or that there are contingency plans for all contractors whose equipment or systems may fail. The Company's cost to date to resolve its Year 2000 problems is not material and is expected to total less than $400,000; however, the actual total amount it will spend to remediate such issues remains uncertain. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software or systems to perform properly, as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     The Company's license and research revenue decreased by 69% to $1.6 million for the three months ended September 30, 1999, compared to $5.1 million for the three months ended September 30, 1998. The decrease was primarily a result of the decreased research revenue from the Schering License Agreement and decreased development expense reimbursement from the

Ortho License Agreement. The Company expects revenue to increase in 2000 compared to 1999, due to the revenue from the Inhale transaction.

     Research and development expenses decreased by 23% to $10.4 million for the three months ended September 30, 1999, compared to $13.5 million for the three months ended September 30, 1998. The decrease in expenses was primarily due to a $1.6 million decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.2 million decrease in staffing costs for employees engaged in research and development activities, as well as other decreases related to the Company's research and development activities.

     General and administrative expenses decreased by approximately 23% to $1.7 million for the three months ended September 30, 1999, compared to $2.2 million for the three months ended September 30, 1998. The decrease in general and administrative expenses was primarily due to decreased salaries and wages and professional fees.

     Investment income was $210,000 for the three months ended September 30, 1999, compared to $635,000 for the three months ended September 30, 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

     Interest expense was $373,000 for the three months ended September 30, 1999, compared to $193,000 for the three months ended September 30, 1998. The increase was primarily a result of higher average long-term debt balances.

     Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

     In September 1999, HMRI dismissed arbitration proceedings filed against the Company in September 1998 in connection with its termination of the HMRI License Agreement, seeking up to $16.8 million, plus interest and punitive damages. Additionally, at any time during the next two years HMRI has agreed to sell to Alliance raw materials (perflubron) for up to $3 million that Alliance can use for it is products. Alliance has committed to purchase such materials for its use under certain circumstances. This constitutes the only payments to be made by either party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       The following exhibits are being filed herewith:

       10(a) Split Dollar Life Insurance Agreement between the Company and
             Duane J. Roth dated November 12, 1998 (1)

       10(b) Collateral Assignment of Life Insurance Policy between the
             Company and Duane J. Roth dated November 25, 1998 (1)

       10(c) Split Dollar Life Insurance Agreement between the Company and
             Theodore D. Roth dated November 12, 1998 (1)

       10(d) Collateral Assignment of Life Insurance Policy between the Company and Theodore D. Roth dated November 12, 1998 (1)

       10(e) Eleventh Amendment to Lease Agreement dated September 1, 1999 between the Company and HUB Properties Trust

             (1) Management contract compensatory plan required to be filed.

(b)    There was no report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALLIANCE PHARMACEUTICAL CORP.
                                                           (Registrant)
                                                         \s\ Tim T Hart
                                                      ---------------------
                                                           Tim T. Hart
                                                     Chief Financial Officer
                                                            and Treasurer

Date:  November 10, 1999