Form 10-Q
period 1999-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2000-02-14
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
--------        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                      or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
--------        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                   14-1644018
---------------------------------          -----------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification Number)

3040 Science Park Road
San Diego, California                      92121
---------------------------------          -----------------------------------
(Address of principal                      Zip Code
executive offices)

Registrant's telephone number,
including area code:                       858/410-5200
                                           -----------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes         X                       No
               -------------                        -------------
As of February 10, 2000, Registrant had 46,980,029 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES



INDEX                                                                                                 Page No.
-----                                                                                                 --------

PART I - FINANCIAL INFORMATION



Item 1. Financial Statements



     Condensed Consolidated Balance Sheets                                                                3



     Condensed Consolidated Statements of Operations                                                      4



     Condensed Consolidated Statements of Cash Flows                                                      5



     Notes to Condensed Consolidated Financial Statements                                                 6



Item 2. Management's Discussion and Analysis of

 Financial Condition and Results of Operations                                                            8



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                13

Item 2. Changes in Securities and Use of Proceeds                                                        13

Item 4. Submission of Matters to a Vote of Security Holders                                              14

Item 6. Exhibits and Reports on Form 8-K                                                                 15


PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS


     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    DECEMBER 31,                 JUNE 30,
                                                                                        1999                       1999
                                                                                ----------------------     ----------------------
     ASSETS                                                                          (UNAUDITED)                  (NOTE)
     CURRENT
     ASSETS:
         Cash and cash equivalents                                              $          10,442,000      $          19,081,000
         Short-term investments                                                             7,789,000                         --
         Research revenue receivable                                                        1,050,000                  4,875,000
         Other current assets                                                                 217,000                    413,000
                                                                                ----------------------     ----------------------
                   Total current assets                                                    19,498,000                 24,369,000

     PROPERTY, PLANT AND EQUIPMENT - NET                                                   22,197,000                 24,621,000
     PURCHASED TECHNOLOGY - NET                                                            10,601,000                 11,361,000
     RESTRICTED CASH                                                                        5,138,000                  5,000,000
     OTHER ASSETS - NET                                                                       675,000                    633,000
                                                                                ----------------------     ----------------------
                                                                                $          58,109,000      $          65,984,000
                                                                                ======================     ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
         Accounts payable                                                       $           4,599,000      $           4,910,000
         Accrued expenses                                                                   4,564,000                  4,280,000
         Current portion of long-term debt                                                  4,003,000                  4,170,000
                                                                                ----------------------     ----------------------
                   Total current liabilities                                               13,166,000                 13,360,000

     LONG-TERM DEBT                                                                         8,119,000                 10,499,000

     STOCKHOLDERS' EQUITY:
         Preferred stock - $.01 par value; 5,000,000 shares authorized; 500,000 shares of Series D issued and outstanding at
              December 31, 1999 and June 30, 1999                                               5,000                      5,000
         Common stock - $.01 par value; 75,000,000 shares authorized; 44,738,274 and 43,510,049 shares issued and outstanding
              at December 31, 1999 and June 30, 1999, respectively                            447,000                    435,000
         Additional paid-in capital                                                       376,905,000                368,409,000
         Accumulated deficit                                                             (340,533,000)              (326,724,000)
                                                                                ----------------------     ----------------------
                   Total stockholders' equity                                              36,824,000                 42,125,000
                                                                                ----------------------     ----------------------
                                                                                $          58,109,000      $          65,984,000
                                                                                ======================     ======================


     Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           DECEMBER 31,                               DECEMBER 31,
                                                     1999               1998                  1999                 1998
                                             ------------------  ------------------    ------------------   ------------------
                                                          (UNAUDITED)                                (UNAUDITED)
   REVENUES:
      License and research revenue           $      14,204,000   $       1,048,000     $      15,772,000    $       6,148,000

   OPERATING EXPENSES:
      Research and development                      14,651,000          16,418,000            25,064,000           29,964,000
      General and administrative                     2,634,000           1,990,000             4,346,000            4,175,000
                                             ------------------  ------------------    ------------------   ------------------
                                                    17,285,000          18,408,000            29,410,000           34,139,000
                                             ------------------  ------------------    ------------------   ------------------
   LOSS FROM OPERATIONS                             (3,081,000)        (17,360,000)          (13,638,000)         (27,991,000)

   INVESTMENT INCOME                                   312,000             532,000               522,000            1,167,000
   INTEREST EXPENSE                                   (320,000)           (245,000)             (693,000)            (438,000)
                                           --------------------    ----------------       ---------------   ------------------
   NET LOSS                                         (3,089,000)        (17,073,000)           (13,809,000)         (27,262,000)

   IMPUTED DIVIDEND ON
      SERIES E-1 PREFERRED STOCK                            --                  --                     --             (483,000)
                                             ------------------  ------------------    ------------------   ------------------
   NET LOSS APPLICABLE TO COMMON SHARES      $      (3,089,000)  $     (17,073,000)    $      (13,809,000)  $      (27,745,000)
                                             ==================  ==================    ==================   ==================

   NET LOSS PER COMMON SHARE:
      BASIC AND DILUTED                      $           (0.07)  $           (0.53)    $            (0.31)  $            (0.87)
                                             ==================  ==================    ==================   ==================

   WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                             44,225,000          32,042,000             43,868,000           32,032,000
                                             ==================  ==================    ==================   ==================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           1999                      1998
                                                                   -------------------       -------------------
                                                                                    (UNAUDITED)
    OPERATING ACTIVITIES:
       Net loss                                                    $      (13,809,000)       $      (27,262,000)
       Adjustments to reconcile net loss to net cash used in operations:
          Depreciation and amortization                                     3,434,000                 2,795,000
          Expense associated with warrant issuance                            441,000                        --
          Receipt of equity securities in exchange for technology          (4,800,000)                       --
          Issuance of common stock in exchange for technology               5,000,000                        --
          Changes in operating assets and liabilities:
            Research revenue receivable                                     3,825,000                 3,972,000
            Restricted cash and other assets                                   16,000                   (79,000)
            Accounts payable and accrued expenses and other                   (27,000)                  516,000
                                                                   -------------------       -------------------
    Net cash used in operating activities                                  (5,920,000)              (20,058,000)
                                                                   -------------------       -------------------

    INVESTING ACTIVITIES:
       Purchases of short-term investments                                         --               (23,711,000)
       Sales and maturities of short-term investments                              --                38,663,000
       Property, plant and equipment                                         (123,000)               (3,207,000)
                                                                   -------------------       -------------------
    Net cash provided by (used in) investing activities                      (123,000)               11,745,000
                                                                   -------------------       -------------------

    FINANCING ACTIVITIES:
       Issuance of common stock                                               78,000                         --
       Issuance of convertible preferred stock                                    --                  5,583,000
       Proceeds from long-term debt                                               --                  5,050,000
       Principal payments on long-term debt                               (2,674,000)                  (357,000)
                                                                   -------------------       -------------------
    Net cash provided by (used in) financing activities                   (2,596,000)                10,276,000
                                                                   -------------------       -------------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (8,639,000)                 1,963,000
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      19,081,000                 11,809,000
                                                                   -------------------       -------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      10,442,000         $       13,772,000
                                                                   ===================       ===================

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES:
       Deferred interest expense on long-term debt                 $         127,000         $               --
       Imputed dividend on preferred stock                                        --                    483,000



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition date of November 1996, its wholly owned subsidiary Alliance Pharmaceutical GmbH from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 1999 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of December 31, 1999, the condensed consolidated statements of operations for the three and six months ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $10.6 million and $11.2 million, net of accumulated amortization of $12.6 million and $12 million at December 31 and June 30, 1999, respectively.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

COMPREHENSIVE INCOME AND LOSS

         Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended December 31, 1999 and 1998, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $100,000 and $17,079,000, respectively. During the six months ended December 31, 1999 and 1998, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $10,820,000 and $27,285,000, respectively.

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

2.  SALE OF TECHNOLOGY

         In November 1999, the Company completed the sale of certain aspects of its PULMOSPHERES(R) technology to Inhale Therapeutic Systems, Inc. ("Inhale") for $15 million in cash and $5 million in common stock of Inhale, plus additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale.

3.  SUBSEQUENT EVENT

         On February 11, 2000, the Company signed an agreement with certain investors to purchase $15 million in principal amount of four-year 5% subordinated convertible debentures. When issued, the debentures will be convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

         Alliance has devoted substantial resources to research and development related to its medical products. The Company has been unprofitable since inception and expects to incur operating losses for at least the next several years due to substantial spending on research and development, preclinical testing, clinical trials, regulatory activities, and commercial manufacturing start-up. The Company has collaborative research and development agreements for IMAGENT(R) and RODA(TM). Under the arrangement for IMAGENT, Schering AG, Germany ("Schering") has agreed to reimburse the Company for some of its development expenses. Schering will also make milestone payments to the Company upon the achievement of certain product development events, followed by royalties on sales at commercialization. With respect to RODA, the Company has agreed to reimburse VIA Medical Corporation ("VIA") for substantially all of its development expenses and to share revenues from the sale of products. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 1999, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners. To date, the Company's revenue from the sale of products has not been significant.

         In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. In June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On December 31, 1999, the balance outstanding on this loan was approximately $10.9 million. In May 1999, the Company issued $1.8 million in principal amount of subordinated convertible notes. On February 8, 2000, the Company caused the notes to be converted into 900,000 shares of common stock of the Company.

         In November 1999, the Company completed the sale of certain aspects of its PULMOSPHERES technology to Inhale for $15 million in cash and $5 million in common stock (180,099 shares) of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale. As of December 31, 1999, the value of the common stock received from Inhale was recorded as $7 million after an adjustment to reflect the market value, however; the shares have not yet been registered for resale with the Securities and Exchange Commission.

         In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAGENT. The product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAGENT. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp., an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million, which was converted on February 2, 2000 into 1,000,000 shares of common stock of the Company.

         In June 1997, the Company sold $2.5 million in clinical trial supplies to Hoescht Marion Roussel, Inc. ("HMRI") and recorded it as deferred revenue. In September 1999, HMRI agreed to sell and Alliance agreed to purchase the clinical trial supplies for up to $3 million over time and under certain circumstances.

         The Company had net working capital of $6.3 million at December 31, 1999, compared to $11 million at June 30, 1999. The Company's cash, cash equivalents, and short-term investments decreased to $18.2 million at December 31, 1999 from $19.1 million at June 30, 1999. The decrease resulted primarily from net cash used in operations of $5.9 million and principal payments on long-term debt of $2.7 million, partially offset by the equity securities received from the sale of technology to Inhale. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

         Alliance anticipates that its current capital resources and estimated net proceeds of $14.5 million from the convertible debenture offering will be adequate to satisfy its capital requirements through at least fiscal 2000. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

YEAR 2000

         Many computer systems and software products created prior to January 1, 2000 were coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields need to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program. Although the Company had no material problems in the rollover from December 31, 1999 to January 1, 2000, the program will continue to monitor internal systems for future dates in 2000 which could cause system failures. As of December 31, 1999, the Company determined that all critical and most non-critical internal systems, software and embedded chips were compliant or replaced those that were not compliant. The Company received compliance confirmations from over 75% of its critical third-party suppliers, contractors and vendors (collectively, "contractors") with respect to their computers, software and systems, and it believes that none of its contractors had material problems in the rollover from December 31, 1999 to January 1, 2000. However, no assurances can be given that the Company's internal systems or contractors' systems will not have operational problems in the future or be compliant. The Company's costs for its Year 2000 program to date have not been material and are expected to total less than $400,000. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will not fail in the future and will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software or systems to perform properly, as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

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

RESULTS OF OPERATIONS

         SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998

         The Company's license and research revenue increased by $9.6 million to approximately $15.8 million for the six months ended December 31, 1999, compared to $6.1 million for the six months ended December 31, 1998. The increase is primarily a result of the proceeds from the sale of technology to Inhale. The Company expects research revenue for fiscal 2000 to increase when compared to fiscal 1999, due to the revenue from the Inhale transaction.

         Research and development expenses decreased by 16% to $25.1 million for the six months ended December 31, 1999, compared to $30 million for the six months ended December 31, 1998. The decrease in expenses was primarily due to a $2.8 million decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.6 million decrease in staffing costs for employees engaged in research and development activities, as well as other decreases related to the Company's research and development activities.

         General and administrative expenses increased by approximately 4% to $4.3 million for the six months ended December 31, 1999, compared to $4.2 million for the six months ended December 31, 1998. The increase in general and administrative expenses was primarily due to increased professional fees resulting from partnering activities.

         Investment income was $522,000 for the six months ended December 31, 1999, compared to $1.2 million for the six months ended December 31, 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

         Interest expense was $693,000 for the six months ended December 31, 1999, compared to $438,000 for the six months ended December 31, 1998. The increase was primarily a result of higher average long-term debt balances.

         THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

         The Company's license and research revenue increased by $13.2 million to $14.2 million for the three months ended December 31, 1999, compared to $1 million for the three months ended December 31, 1998. The increase is primarily a result of the proceeds from the sale of technology to Inhale. The Company expects research revenue for fiscal 2000 to increase when compared to fiscal 1999, due to the revenue from the Inhale transaction.

         Research and development expenses decreased by approximately 11% to $14.7 million for the three months ended December 31, 1999, compared to $16.4 million for the three months ended December 31, 1998. The decrease in expenses was primarily due to a $1.2 million decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $380,000 decrease in supplies and chemical costs, as well as other decreases related to the Company's research and development activities.

         General and administrative expenses were $2.6 million for the three months ended December 31, 1999, compared to $2 million for the three months ended December 31, 1998. The increase in general and administrative expenses was primarily due to increased salaries and wages and increased professional fees resulting from partnering activities.

         Investment income was $312,000 for the three months ended December 31, 1999, compared to $532,000 for the three months ended December 31, 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

         Interest expense was $320,000 for the three months ended December 31, 1999, compared to $245,000 for the three months ended December 31, 1998. The increase was primarily a result of higher average long-term debt balances.

         Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

PART II  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         In the quarterly report on Form 10-Q for the period ended September 30, 1999, the Company announced that HMRI dismissed arbitration proceedings filed against the Company in September 1998 in connection with its termination of the license agreement with HMRI and agreed to sell certain raw materials to Alliance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 4, 1999, the Company issued 1,134,738 shares of common stock to Inhale in exchange for the right, valued at $5 million, to use certain technology sold by the Company to Inhale. The stock was issued in a transaction exempt from registration with the Securities and Exchange Commission ("SEC") and under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         On November 15, 1999, the Company issued to Burrill & Company a warrant for 250,000 shares exercisable at $4.375 per share at any time before November 15, 2004. The warrant was issued in connection with the agreement of Burrill & Company to provide consulting services to the Company. The transaction was exempt from registration with the SEC under Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of shareholders was held on December 10, 1999. The following directors were re-elected for the following year and until the election and qualification of their respective successors:


                                                                                                         Broker
                    Director                     For               Against           Withheld           Non-votes
                    --------                     ---               -------           --------           ---------
        Pedro Cuatrecasas, M.D.                 32,687,988           0                5,414,703             0

        Carroll O. Johnson                      32,684,135           0                5,418,556             0

        Stephen M. McGrath                      32,687,688           0                5,415,003             0

        Donald E. O'Neill                       32,681,568           0                5,421,123             0

        Helen M. Ranney, M.D.                   32,681,288           0                5,421,403             0

        Jean G. Riess, Ph.D.                    32,684,383           0                5,418,308             0

        Duane J. Roth                           32,686,405           0                5,416,286             0

        Theodore D. Roth                        32,680,405           0                5,422,286             0

        Thomas F. Zuck, M.D.                    32,686,642           0                5,416,049             0


         The shareholders of the Company voted to amend the 1991 Stock Option Plan of the Company to increase the number of shares available for issuance thereunder in accordance with the following vote:


       25,615,052    For        10,578,028   Against         697,801    Withheld        1,211,810   Broker Non-Votes
     ----------------         ---------------             --------------              --------------


         The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 2000 in accordance with the following vote:


       37,869,030    For         155,783     Against         77,878     Withheld            0       Broker Non-Votes
     ----------------         ---------------             --------------              --------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10. Supply Agreement dated as of July 9, 1999 between the Company and Fluoromed L.P.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated November 4, 1999 stating that it had completed the transfer to Inhale Therapeutic Systems, Inc. of Alliance's PulmoSpheres particle and particle-processing technology and other related assets for use in respiratory drug delivery.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALLIANCE PHARMACEUTICAL CORP.
                                                 (Registrant)

                                                \s\ TIM T. HART
                                         -----------------------------
                                                  Tim T. Hart
                                            Chief Financial Officer
                                                 and Treasurer
Date:  February 11, 2000

                          Alliance Pharmaceutical Corp.

                                    Form 10-Q

                                  EXHIBIT INDEX







         The following exhibits are being filed herewith:




   Number                                                 Document
   ------        -----------------------------------------------------------------
     10.         Supply Agreement dated as of July 9, 1999 between the Company and
                 Fluoromed L.P. *



               * A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.