Form 10-Q
period 2000-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2000-05-15
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-----------              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                         Commission File Number 0-12950


                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)


New York                                                   14-1644018
---------------------------------              ---------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)

3040 Science Park Road
San Diego, California                                      92121
---------------------------------              ---------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number,
including area code:                                      858/410-5200
                                               ---------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                         Yes    X       No
                              -----        -----

As of May 10, 2000, Registrant had 47,182,954 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES



INDEX
-----


                                                                                                      Page No.
                                                                                                      --------
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


     Condensed Consolidated Balance Sheets                                                                3


     Condensed Consolidated Statements of Operations                                                      4


     Condensed Consolidated Statements of Cash Flows                                                      5


     Notes to Condensed Consolidated Financial Statements                                                 6


Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                                                            8


PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                                                                14

Item 2. Changes in Securities and Use of Proceeds                                                        14


Item 6. Exhibits and Reports on Form 8-K                                                                 14


PART I  FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                      MARCH 31,                  JUNE 30,
                                                                                        2000                       1999
                                                                                ----------------------     ----------------------
     ASSETS                                                                          (UNAUDITED)                  (NOTE)

     CURRENT ASSETS:
         Cash and cash equivalents                                              $          13,159,000      $          19,081,000
         Short-term investments                                                            15,669,000                          -
         Research revenue receivable                                                                -                  4,875,000
         Other current assets                                                                 202,000                    413,000
                                                                                ----------------------     ----------------------
                   Total current assets                                                    29,030,000                 24,369,000

     PROPERTY, PLANT AND EQUIPMENT - NET                                                   21,194,000                 24,621,000
     PURCHASED TECHNOLOGY - NET                                                            10,355,000                 11,361,000
     RESTRICTED CASH                                                                        5,204,000                  5,000,000
     OTHER ASSETS - NET                                                                       613,000                    633,000
                                                                                ----------------------     ----------------------
                                                                                $          66,396,000      $          65,984,000
                                                                                ======================     ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
         Accounts payable                                                       $           5,389,000      $           4,910,000
         Accrued expenses                                                                   3,907,000                  4,280,000
         Current portion of long-term debt                                                  4,170,000                  4,170,000
                                                                                ----------------------     ----------------------
                   Total current liabilities                                               13,466,000                 13,360,000

     LONG-TERM DEBT                                                                        20,117,000                 10,499,000

     STOCKHOLDERS' EQUITY:
         Preferred stock - $.01 par value; 5,000,000 shares authorized; 0 and
              500,000 shares of Series D issued and outstanding at
               March 31, 2000 and June 30, 1999, respectively                                       -                      5,000
         Common stock - $.01 par value; 75,000,000 shares authorized; 47,124,816 and 43,510,049 shares issued and outstanding at
              March 31, 2000 and June 30, 1999, respectively                                  471,000                    435,000
         Additional paid-in capital                                                       393,962,000                368,409,000
         Accumulated deficit                                                             (361,620,000)              (326,724,000)
                                                                                ----------------------     ----------------------
                   Total stockholders' equity                                              32,813,000                 42,125,000
                                                                                ----------------------     ----------------------
                                                                                $          66,396,000      $          65,984,000
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

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           MARCH 31,                                 MARCH 31,
                                                    2000                1999                  2000                 1999
                                             ------------------  ------------------    ------------------   ------------------
                                                          (UNAUDITED)                               (UNAUDITED)
   REVENUES:
      License and research revenue           $           9,000   $      1,021,000      $      15,781,000    $    7,169,000

   OPERATING EXPENSES:
      Research and development                      14,158,000         14,771,000             39,222,000        44,735,000
      General and administrative                     2,759,000          2,101,000              7,105,000         6,276,000
                                             ------------------  ------------------    ------------------   ------------------

                                                    16,917,000         16,872,000             46,327,000        51,011,000
                                             ------------------  ------------------    ------------------   ------------------
   LOSS FROM OPERATIONS                            (16,908,000)       (15,851,000)           (30,546,000)      (43,842,000)

   IMPUTED INTEREST EXPENSE
      ON CONVERTIBLE DEBENTURES                     (3,653,000)                 -             (3,653,000)                -
   INVESTMENT INCOME                                   280,000            474,000                802,000         1,641,000
   INTEREST EXPENSE                                   (806,000)          (298,000)            (1,499,000)         (736,000)
                                             ------------------  ------------------    ------------------   ------------------
   NET LOSS                                        (21,087,000)       (15,675,000)           (34,896,000)      (42,937,000)

   IMPUTED DIVIDEND ON
      SERIES E-1 PREFERRED STOCK                             -                  -                      -          (483,000)
                                             ------------------  ------------------    ------------------   ------------------
   NET LOSS APPLICABLE TO COMMON SHARES      $     (21,087,000)  $    (15,675,000)     $     (34,896,000)   $  (43,420,000)
                                             ==================  ==================    ==================   ==================

   NET LOSS PER COMMON SHARE:
      BASIC AND DILUTED                      $           (0.46)  $          (0.48)     $           (0.78)   $        (1.35)
                                             ==================  ==================    ==================   ==================

   WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                             45,924,000         32,550,000             44,543,000         32,202,000
                                             ==================  ==================    ==================   ==================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    2000                          1999
                                                                           ----------------------        ---------------------
                                                                                               (UNAUDITED)
     OPERATING ACTIVITIES:
        Net loss                                                           $         (34,896,000)        $        (42,937,000)
        Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                               4,747,000                    4,495,000
           Imputed interest expense on convertible debentures                          3,653,000                            -
           Expense associated with warrant issuance                                    1,333,000                            -
           Receipt of equity securities in exchange for technology                    (4,800,000)                           -
           Issuance of common stock in exchange for technology                         5,000,000                            -
           Non-cash compensation - net                                                   645,000                            -
           Changes in operating assets and liabilities:
              Research revenue receivable                                              4,875,000                    2,972,000
              Restricted and other assets                                                 27,000                      (17,000)
              Accounts payable and accrued expenses and other                            106,000                   (1,237,000)
                                                                           ----------------------        ---------------------
     Net cash used in operating activities                                           (19,310,000)                 (36,724,000)
                                                                           ----------------------        ---------------------

     INVESTING ACTIVITIES:
        Purchases of short-term investments                                                    -                  (23,711,000)
        Sales and maturities of short-term investments                                         -                   58,747,000
        Property, plant and equipment - net                                             (314,000)                  (4,085,000)
                                                                           ----------------------        ---------------------
     Net cash provided by (used in) investing activities                                (314,000)                  30,951,000
                                                                           ----------------------        ---------------------

     FINANCING ACTIVITIES:
        Issuance of common stock                                                       2,376,000                        1,000
        Issuance of convertible preferred stock                                                -                    5,582,000
        Proceeds from long-term debt                                                  15,000,000                    5,050,000
        Principal payments on long-term debt                                          (3,674,000)                    (880,000)
                                                                           ----------------------        ---------------------
     Net cash provided by financing activities                                        13,702,000                    9,753,000
                                                                           ----------------------        ---------------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (5,922,000)                   3,980,000
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 19,081,000                   11,809,000
                                                                           ----------------------        ---------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $          13,159,000         $         15,789,000
                                                                           ======================        =====================

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
     Deferred interest expense on long-term debt                           $              92,000         $                  -
     Issuance of common stock upon conversion of notes                                 1,800,000                            -



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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV") from the acquisition in November 1996, its wholly owned subsidiary Alliance Pharmaceutical GmbH from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 1999 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $10.4 million and $11.2 million, net of accumulated amortization of $12.9 million and $12 million at March 31, 2000 and June 30, 1999, respectively.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

COMPREHENSIVE INCOME AND LOSS

         Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended March 31, 2000 and 1999, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $13,207,000 and $15,673,000, respectively. During the nine months ended March 31, 2000 and 1999, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $24,027,000 and $42,959,000, respectively.

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

3.   SUBSEQUENT EVENT

    On May 12, 2000, the Company and Baxter Healthcare Corporation ("Baxter") announced that they have reached an agreement for the manufacturing, sales and distribution of Alliance's OXYGENT (perflubron emulsion) in the United States, Canada and Europe. OXYGENT is a chemical-based oxygen carrier being developed to enhance the delivery of oxygen to tissues and vital organs.

    Under the agreement, Baxter will purchase $20 million of convertible preferred stock of Alliance later in May 2000. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to invest an additional $30 million of convertible redeemable preferred stock over the next 18 months as clinical trials progress. Once the product is launched, Alliance will also receive royalty income and on ongoing share in the profits generated by sales of the product.

    The investment will help support Alliance in the completion of late-stage clinical trials and achievement of regulatory approvals. Baxter will obtain an exclusive license for the manufacture, sales and distribution of OXYGENT in the United States, Canada, and Europe, and will have the rights to co-develop OXYGENT for further indications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (References to years are to the Company's fiscal years ended June 30.)

         Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of March 31, 2000, had an accumulated deficit of $361.6 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempt to commercialize our products.

         Through March 2000, the Company's revenues have come primarily from collaborations with corporate partners, including research and development and milestone payments. The Company's expenses have consisted primarily of research and development costs and administrative costs. To date, the Company's revenues from the sale of products have not been significant. The Company believes its future operating results may be subject to quarterly fluctuations due to a variety of factors, including the timing of future collaborations and the achievement of milestones under collaborative agreements, whether and when new products are successfully developed and introduced by the Company or its competitors, and market acceptance of products under development.

LIQUIDITY AND CAPITAL RESOURCES

         Through March 2000, the Company financed its activities primarily from public and private sales of equity, debt financing and funding from collaborations with corporate partners.

    On May 12, 2000, the Company and Baxter announced that they have reached an agreement for the manufacturing, sales and distribution of Alliance's OXYGENT in the United States, Canada and Europe. Under the agreement, Baxter will purchase $20 million of convertible preferred stock of Alliance later in May 2000. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to invest an additional $30 million of convertible redeemable preferred stock over the next 18 months as clinical trials progress. Once the product is launched, Alliance will also receive royalty income and an ongoing share in the profits generated by sales of the product.

         In February 2000, the Company sold $15 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures related to the beneficial conversion feature. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. The Company issued to certain investors of the debentures a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant.

         In November 1999, the Company sold certain aspects of its PULMOSPHERES technology to Inhale for $15 million in cash and $5 million in common stock (180,099 shares) of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale. As of March 31, 2000, the value of the common stock received from Inhale was recorded as $15 million after an adjustment to reflect the market value.

         In May 1999, the Company issued $1.8 million in principal amount of 6% subordinated convertible notes. On February 8, 2000, the Company caused the notes to be converted into 900,000 shares of common stock of the Company.

         Under Alliance's license agreement (the "Schering License Agreement") with Schering AG, Germany ("Schering") for IMAGENT-Registered Trademark-, Schering has agreed to pay milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAGENT. On February 2, 2000, 500,000 shares of the Company's convertible Series D Preferred Stock issued in connection with the Schering License Agreement were converted into 1,000,000 shares of common stock of the Company.

         In June 1997, the Company sold $2.5 million in clinical trial supplies to Hoescht Marion Roussel, Inc. ("HMRI") and recorded it as deferred revenue. In September 1999, HMRI agreed to sell and Alliance agreed to purchase the clinical trial supplies for up to $3 million over time and under certain circumstances.

         In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million. In June 1998, the Company restructured the loan to provide for up to $15 million. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On March 31, 2000, the balance outstanding on this loan was approximately $9.9 million.

         The Company had net working capital of $15.6 million at March 31, 2000, compared to $11 million at June 30, 1999. The Company's cash, cash equivalents, and short-term investments increased to $28.8 million at March 31, 2000, from $19.1 million at June 30, 1999. The increase resulted primarily from the proceeds of $15 million from the sale of convertible debentures, the equity securities received from the sale of technology to Inhale, and the proceeds of $2.4 million from the issuance of common stock upon the exercise of options and warrants, partially offset by the net cash used in operations of $19.3 million and principal payments on long-term debt of $3.7 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

         Alliance anticipates that its current capital resources, expected equity investments by Baxter and expected revenue from investments will be adequate to satisfy its capital requirements through at least fiscal 2001. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

YEAR 2000

         Many computer systems and software products created prior to January 1, 2000 were coded to accept only two-digit entries in the date code field. Beginning in the year 2000, it became necessary for these date code fields to accept four-digit entries to distinguish the 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. Management has a continuing Year 2000 program. Although the Company had no material problems in the rollover from December 31, 1999 to January 1, 2000, the program will continue to monitor internal systems for future dates in 2000 which could cause system failures. As of December 31, 1999, the Company had determined that all critical and most non-critical internal systems, software and embedded chips were compliant or had replaced those that were not compliant. The Company received compliance confirmations from over 75% of its critical third-party suppliers, contractors and vendors (collectively, "contractors") with respect to their computers, software and systems, and it believes that none of its contractors had material problems in the rollover from December 31, 1999 to January 1, 2000; however, no assurances can be given that the Company's internal systems or contractors' systems will not have operational problems in the future or be compliant. The Company's costs for its Year 2000 program to date have not been material and are expected to total less than $400,000. The Company believes such costs will not have a material effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the Company's computer systems and applications of other companies on which the Company's operations rely, will not fail in the future and will not have a material adverse effect on the Company systems. Moreover, a failure of (i) the Company's scientific, manufacturing and other equipment to operate at all or operate accurately, (ii) clinical trial site medical equipment to perform properly, (iii) necessary materials or supplies to be available to the Company when needed, or (iv) other equipment, software or systems to perform properly, as a result of Year 2000 problems, could have a material adverse effect on the Company's business or financial condition.

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

RESULTS OF OPERATIONS

         NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

         The Company's license and research revenue increased by $8.6 million to $15.8 million for the nine months ended March 31, 2000, compared to $7.2 million for the nine months ended March 31, 1999. The increase is primarily a result of the proceeds from the sale of technology to Inhale. The Company expects research revenue for fiscal 2000 to increase when compared to fiscal 1999, due to the revenue from the Inhale transaction.

         Research and development expenses decreased by 12% to $39.2 million for the nine months ended March 31, 2000, compared to $44.7 million for the nine months ended March 31, 1999. The decrease in expenses was primarily due to a $3 million decrease in payments to outside researchers for clinical trials and other product development work, a $1.9 million decrease in staffing costs for employees primarily engaged in research and development activities, as well as other decreases related to the Company's research and development activities.

         General and administrative expenses were $7.1 million for the nine months ended March 31, 2000, compared to $6.3 million for the nine months ended March 31, 1999. The increase in general and administrative expenses was primarily due to increased professional fees resulting from partnering and financing activities.

         Investment income was $802,000 for the nine months ended March 31, 2000, compared to $1.6 million for the nine months ended March 31, 1999. The decrease was primarily a result of lower average cash and short-term investment activities.

         Interest expense was $1.5 million for the nine months ended March 31, 2000, compared to $736,000 for the nine months ended March 31, 1999. The increase was primarily due to non-cash interest expense charges related to warrants issued.

         In February 2000, the Company recorded interest expense of $3.7 million related to the beneficial conversion feature on the $15 million subordinated convertible debentures.

         THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

         The Company's license and research revenue decreased by $1 million to $9,000 for the three months ended March 31, 2000, compared to $1 million for the three months ended March 31, 1999. The decrease is primarily a result of the decreased research revenue from Schering under the Schering License Agreement.

         Research and development expenses decreased by 4% to $14.2 million for the three months ended March 31, 2000, compared to $14.8 million for the three months ended March 31, 1999. The decrease in expenses was primarily due to a $300,000 decrease in staffing costs for employees primarily engaged in research and development activities, a $178,000 decrease in supplies and chemical costs, as well as other decreases related to the company's research and development activities.

         General and administrative expenses were $2.8 million for the three months ended March 31, 2000, compared to $2.1 million for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily due to increased professional fees resulting from partnering and financing activities.

         Investment income and other was $280,000 for the three months ended March 31, 2000, compared to $474,000 for the three months ended March 31, 1999. The decrease was primarily a result of lower average cash and short-term investment balances.

         Interest expense was $806,000 for the three months ended March 31, 2000, compared to $298,000 for the three months ended March 31, 1999. The increase was primarily due to non-cash interest expense charges related to warrants issued.

         In February 2000, the Company recorded interest expense of $3.7 million related to the beneficial conversion feature on the $15 million subordinated convertible debentures.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 11, 2000, the Company issued to Maatschap Petrus a warrant for 77,720 shares exercisable at $9.65 per share at any time before February 11, 2004. The warrant was issued in connection with financial advisory services provided to the Company. The transaction was exempt from registration with the SEC under Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      There were no exhibits.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated February 22, 2000 stating that it sold $15 million principal amount four-year subordinated convertible debentures. The investors have the option to purchase an additional $15 million of similar debentures and Alliance has certain rights to require the investors to purchase the additional debentures.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLIANCE PHARMACEUTICAL CORP.
                                                       (Registrant)

                                                      \s\ Tim T. Hart
                                                  -----------------------
                                                       Tim T. Hart
                                                  Chief Financial Officer
                                                       and Treasurer
Date:  May 12, 2000