Form 10-K
period 2000-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2000-09-01
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)

    ------
      X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ------      EXCHANGE ACT OF 1934

     For the fiscal year ended                 JUNE 30, 2000
                               -------------------------------------------------

                                       OR
    ------
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             New York                                    14-1644018
-------------------------------------     --------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

3040 Science Park Road, San Diego, CA                     92121
-------------------------------------     --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (858) 410-5200
                                                  ------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

              NONE
-------------------------------------     --------------------------------------

-------------------------------------     --------------------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market on August 25, 2000, was $694 million.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 25, 2000 was 47,587,273.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 2000 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

     EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. THE COMPANY REFERS YOU TO CAUTIONARY INFORMATION CONTAINED ELSEWHERE HEREIN, IN OTHER DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME, AND THOSE RISK FACTORS SET FORTH IN THE COMPANY'S RECENT REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NUMBER 333-33242).

ITEM 1.  BUSINESS

     Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalty or profit sharing payments. To date, the Company has developed three innovative products through initial clinical (human) trials and is in, or has completed, pivotal clinical trials for these products. The products are OXYGENT-TM-, an intravascular oxygen carrier to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency); LIQUIVENT-Registered Trademark-, an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation; and IMAVIST-TM- (formerly named IMAGENT-Registered Trademark-), an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function and organ lesions and to detect blood flow abnormalities. Alliance and Baxter Healthcare Corporation ("Baxter") have formed a joint venture to further develop and market OXYGENT in the US, Canada and Europe, and IMAVIST is licensed on a worldwide basis to Schering AG, Germany ("Schering").

     The Company's strategy is to identify potential new medical products through its own efforts and scientific collaborations with researchers and clinicians in universities and medical centers where many of the basic causes of disease and potential targets for new therapies are discovered. Using its experience in defining pharmaceutical formulations, designing manufacturing processes, conducting preclinical pharmacology and toxicology studies, and conducting human testing, Alliance endeavors to advance these discoveries into clinical development. The Company seeks collaborative relationships for the final stages of product development, including completing late-phase human testing, obtaining worldwide regulatory approvals, building large-scale manufacturing capacities, and marketing.

     The Company was incorporated in New York in 1983. Its principal executive offices are located at 3040 Science Park Road, San Diego, California 92121, and its telephone number is (858) 410-5200.

PRODUCTS WHICH ARE IN OR HAVE COMPLETED PHASE 3 CLINICAL DEVELOPMENT

     Three of Alliance's products are currently in or have completed late-stage clinical development for a first indication. These are OXYGENT, LIQUIVENT, and IMAVIST, which are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases throughout the body.

OXYGENT. OXYGENT (perflubron emulsion) is an intravascular oxygen carrier to temporarily augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It is intended to be used as a temporary oxygen carrier to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including, cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. A single unit of OXYGENT is expected to provide the equivalent oxygen delivery of one to two units of red blood cells.

     In addition to the well-publicized risks of infectious disease transmission (e.g., HIV, hepatitis) and potential immune suppression effects related to blood transfusions, there are emerging concerns regarding the availability and quality of donor blood. The National Blood Data Resource Center ("NBDRC") has released data showing that blood donations have decreased while blood usage has increased over the past several years. These trends have led the NBDRC to predict that this year (2000) the U.S. will experience a deficit of approximately 250,000 units of red blood cells available for transfusion. This expected blood shortage may be further exacerbated by the August 17, 1999 recommendation of the U.S. Food and Drug Administration
("FDA") to prohibit donations from individuals who spent a cumulative six months in the United Kingdom between the years 1980 and 1996, and are therefore potentially at risk of having been exposed to infected beef that may be linked to new variant Creutzfeld-Jakob Disease (CJD). Additionally, there are concerns regarding the quality of donor blood because of a "storage lesion" effect. The effect is a progressive deterioration of red blood cell function that occurs while the blood is stored. This reduces the immediate oxygen transport effectiveness of the donor red cells, which are typically stored for up to six weeks prior to their use in transfusions.

     These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries and that are not subject to the storage lesion effect. OXYGENT is a sterile emulsion that is compatible with all blood types and is expected to have a shelf-life of approximately two years. It is manufactured using a cost-effective, proprietary process at Alliance's commercial-scale facility that has the potential to produce approximately 800,000 units annually. OXYGENT may be used with other autologous (a patient's own blood) blood collection techniques, including Alliance's proprietary AUGMENTED ACUTE NORMOVOLEMIC HEMODILUTION technique.

     In May 2000, enrollment in a Phase 3 clinical trial in general surgery patients was completed in Europe. Preliminary results are expected to be available this fall after conclusion of the patient follow-up period and data compilation. If positive, results from this study and several previous clinical trials involving more than 1,000 patients are expected to be included in a Marketing Authorization Application (MAA) that is being prepared for filing with the European Medicines Evaluation Agency. If approved, the MAA will enable OXYGENT to receive a single marketing authorization simultaneously in all European Union countries. In December 1999, the Company announced that it had initiated a Phase 3 clinical trial involving approximately 600 patients undergoing coronary artery bypass grafting (CABG) procedures with cardiopulmonary bypass (CPB) support.
This study is being conducted primarily in the U.S. with additional medical centers in Canada and Europe. If successful, Alliance anticipates that the cardiac surgery data will be combined with the European data from noncardiac surgery patients to support a broad label claim in the U.S. for the use of OXYGENT to avoid transfusion in patients undergoing various surgical procedures.

     In May 2000, the Company and Baxter entered into a joint venture for the manufacturing, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union (the "Baxter Territory"). Under the arrangement, Baxter purchased $20 million of convertible preferred stock in Alliance. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. Once OXYGENT is launched, Alliance will also receive royalty income and an ongoing share in the profits generated by product sales.

LIQUIVENT. LIQUIVENT (neat perflubron) is an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation. Each year, more than 800,000 patients in the U.S. are placed on mechanical gas ventilators for treatment of lung dysfunction. Some of these patients suffer from acute respiratory failure, a disorder that can result from many causes, including serious infections, traumatic shock, severe burns, or inhalation of toxic substances. Acute respiratory failure is generally characterized by an excessive inflammatory response, which leads to blockage of the small airways and collapse of alveoli, resulting in inadequate gas exchange and impairment of normal lung function. The most urgent need for these patients is to improve their blood oxygenation; however, the prolonged use of high ventilatory pressures or high continuous concentrations of inspired oxygen can further damage the patients' lungs. Some of these patients may benefit from treatment with LIQUIVENT.

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

     In November 1998, the Company initiated a Phase 2-3 trial with LIQUIVENT involving adult patients with acute lung injury and acute respiratory distress syndrome at numerous medical centers in the U.S., Canada and Europe. In March 2000, the Company announced that an interim review of the Phase 2-3 clinical data by an independent Data Safety Monitoring Board indicated that there were no safety concerns warranting any alteration of the study. Additionally, a planned interim analysis determined that the study should be adjusted slightly to include approximately 45 additional patients. The Company expects to complete enrollment for the entire study by December, 2000. Additional studies may be necessary prior to submitting LIQUIVENT to the FDA for approval.

IMAVIST (formerly named Imagent). IMAVIST is an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function. Additionally, IMAVIST has the potential to detect organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the U.S., some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAVIST is being developed to meet these requirements.

     IMAVIST is a powder comprising hollow microspheres containing a mixture of PFC vapor and gas and water-soluble components that are known to be acceptable for parenteral use. Prior to use, IMAVIST is constituted with water to form microbubbles that are then injected into the patient. The gas microbubbles are highly echogenic and, when delivered intravenously, reflect sound-wave signals that enhance ultrasound images. In clinical trials with IMAVIST, gray-scale contrast enhancement of cardiac, abdominal, and vascular structures has been observed with no serious adverse events.

     In 1999, the Company completed two Phase 3 studies with IMAVIST that successfully demonstrated a clinically and highly statistically significant improvement in visualization of the walls of the heart (endocardial border delineation) compared to standard (non-contrasted) ultrasound imaging. In October 1999, the Company submitted a New Drug Application ("NDA") to the FDA and in August 2000, the Company received a letter from the FDA stating that it found the NDA to be approvable. The Company is currently working to satisfy the remaining requirements to obtain approval from the FDA. In 1999, the Company completed a small Phase 2 clinical study in prostate cancer patients. Additional evaluation studies are planned.

     In September 1997, the Company entered into a license agreement (the "Schering License Agreement") with Schering, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAVIST. The product is being developed jointly by Alliance and Schering.

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

     In November 1999, the Company transferred to Inhale Therapeutic Systems, Inc. ("Inhale") certain rights to the PULMOSPHERES technology and other assets for use in respiratory drug delivery. The Company received $15 million in cash from Inhale and $5 million in Inhale stock. Alliance will also receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. In May 2000, Inhale announced that it successfully completed a small Phase 1 (safety) clinical trial with PULMOSPHERES.

RODA-Registered Trademark-. In July 1997, the Company entered into a development agreement (the "VIA Development Agreement") with VIA Medical Corporation ("VIA") for the joint development of RODA (Real-time Oxygen Dynamics Analyzer). RODA is a minimally invasive, point-of-care patient monitoring system that combines oxygen dynamics software designed by the Company with VIA's ex vivo blood gas and chemistry sensor technology. RODA is intended to provide continuous (intermittent) measurements of certain blood chemistry and blood gas parameters, as well as an overall assessment of surgical and intensive care patients' cardiovascular and oxygenation status. The Company has conducted pilot clinical studies in the U.S. and Europe to assess its oxygen dynamics software and VIA developed an engineering prototype of the final device to use for clinical testing and regulatory submissions. In August 1998, Alliance and VIA entered into a manufacturing, marketing and distribution agreement (the "VIA Marketing Agreement") whereby VIA is primarily responsible for manufacturing and marketing RODA, and the parties will share revenues from the sale of products. The companies will seek a worldwide marketing partner.

FLOGEL-Registered Trademark-. MDV Technologies, Inc. ("MDV"), a wholly-owned subsidiary of Alliance, is developing a thermo-reversible gel, FLOGEL, intended for use as an anti-adhesion treatment for patients undergoing abdominal or pelvic surgeries. FLOGEL is applied in a cold liquid form and becomes a gel at body temperature, forming a barrier between tissues. Alliance has completed a pilot clinical trial to evaluate FLOGEL as a device to reduce the DE NOVO (new) formation and reformation of post-surgical adhesions following gynecologic surgery. Data from the trial indicated that FLOGEL reduced the number, total severity and overall extent of adhesions that formed following laparoscopic surgery. Alliance is seeking a partner for FLOGEL for its further development and marketing. In addition to the anti-adhesion product, MDV also has patents covering the use of gels for drug delivery and ophthalmic indications. The Company will pay former shareholders of MDV milestone payments and royalties upon the occurrence of clinical development, licensing, or commercialization events.

     Alliance is also supporting internal research efforts to expand the applicability of its core technologies. In addition, the Company intends to consider other technologies that may be available for licensing and research agreements with other institutions or inventors. Alliance intends, where appropriate, to seek outside sources of funding. If new license and research agreements are added and the Company is not able to obtain outside sources of funding, the Company's losses from research and development activities are expected to increase significantly.

     The Company's products require substantial development efforts. The Company may encounter unforeseen technical or other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, or technological change, or product development by others, any of which may materially adversely affect its business. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 2000, 1999 and 1998, the Company incurred research and development expenses of $54.6 million, $60.4 million and $50.1 million, respectively.

COLLABORATIVE RELATIONSHIPS

BAXTER HEALTHCARE CORPORATION. In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the Baxter Territory. The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001.

SCHERING AG. In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAVIST. This product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance an initial license fee of $4 million and agreed to pay further milestone payments and royalties on product sales. Schering also agreed to provide funding to Alliance for some of its development expenses. In conjunction with the Schering License Agreement, Schering Berlin Venture Corp. ("SBVC"), an affiliate of Schering, purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock converted into 1,000,000 shares of common stock.

VIA MEDICAL CORPORATION. In July 1997, the Company entered into the VIA Development Agreement for the joint development of RODA. Pursuant to the VIA Development Agreement, VIA will combine Alliance's oxygen dynamics software with VIA's EX VIVO blood gas and chemistry sensor technology. Alliance reimburses VIA for substantially all of its development costs and will be responsible for obtaining regulatory approval of the product. In August 1998, Alliance and VIA entered the VIA Marketing Agreement whereby VIA is primarily responsible for manufacturing and marketing RODA, and the parties will share revenues from product sales. The companies will seek a worldwide marketing partner.

INHALE THERAPEUTIC SYSTEMS, INC. In November 1999, the Company transferred to Inhale certain rights to the PULMOSPHERES technology and other assets for use in respiratory drug delivery. The Company received $15 million in cash from Inhale and $5 million in Inhale stock. Alliance will also receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. Inhale has agreed that Alliance can commercialize two respiratory products that will be formulated by Inhale utilizing the PULMOSPHERES technology on a royalty-free basis. As partial consideration for $5 million in Alliance stock, Alliance has retained the right to use the technology to develop products for drug delivery in conjunction with liquid ventilation, as well as an unlimited number of PULMOSPHERES-based non-respiratory products such as topical and injectable formulations.

     The Company intends to obtain new collaborative relationships for LIQUIVENT, and to also obtain collaborative relationships for its other products. There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

MARKETING

     The Company does not have internal marketing and sales capabilities. The Company's strategy is for its collaborative partners to market and sell any products which it successfully develops. Currently, Schering will be solely responsible for all activities related to marketing and sales of IMAVIST and Baxter will be solely responsible for all activities related to marketing and sales of OXYGENT in the Baxter Territory. The Company intends to obtain appropriate marketing relationships for its other products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that the Company will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit the ability of the Company to market its products, thereby materially adversely affecting its business.

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

MANUFACTURING

     The Company manufactures all of its products for preclinical testing and clinical trials. OXYGENT is produced at a commercial-scale manufacturing facility in San Diego, California. The Company believes that this production facility will provide sufficient capacity for future clinical trials and market launch of OXYGENT, if and when it is approved by the FDA. However, a larger facility may be required in the future. Baxter has the right to take over responsibility for manufacturing OXYGENT for sale in the Baxter Territory.

     LIQUIVENT is manufactured for clinical trials at the Company's Otisville, New York facility. LIQUIVENT is the same drug substance as IMAGENT GI, for which Alliance obtained FDA approval in August 1993 as an oral contrast agent for magnetic resonance imaging. As a result, certain chemistry, manufacturing, and control requirements have been accepted by the FDA. This may benefit the Company in the regulatory review process. The Company believes the Otisville facility has sufficient capacity for market launch of LIQUIVENT, if and when it is approved by the FDA. However, a larger facility may be required in the future.

     IMAVIST is manufactured in San Diego for clinical studies at its commercial-scale facility. It is manufactured using a proprietary process to form dry, PFC vapor-containing spheres which are reconstituted with an aqueous solution to form microbubbles just prior to use. Alliance has expanded its market launch production capacity in San Diego for IMAVIST. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

     If facility expansion for any of the Company's products is necessary, it may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for any expanded facilities and cannot predict the amount it will expend for the construction of any facilities. The Company does not know when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Prior to obtaining FDA approval for its products, the Company will seek to obtain long-term supply for its principal raw materials. Raw materials used in the Company's products cannot be changed without equivalency testing of any new material by the Company and approval of the FDA. The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in OXYGENT and LIQUIVENT, for clinical trials. The Company and Baxter are negotiating with a potential supplier to secure a long-term supply of perflubron. The Company also believes it has a sufficient supply of the principal raw material for IMAVIST for clinical trials and has negotiated a long-term supply agreement for that material. Although some raw materials for its products are currently qualified from only one source, the Company attempts to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. The Company believes it will not have any raw material supply issues; however, no assurances can be given that a long-term supply will be obtained for such materials on terms acceptable to the Company. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain qualified raw materials on a timely basis and at a cost-effective price.

PATENTS

     The Company seeks proprietary protection for its products, processes, technologies and ongoing improvements. The Company is pursuing patent protection in the U.S. and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Australia, Canada, Israel, Japan, Norway, South Africa and other countries, and patents have been granted in many of these countries.

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

     In September 1994, Alliance received a U.S. patent for its preferred method of using blood substitutes to facilitate oxygen delivery. A related U.S. patent was issued in September 1995. Corresponding patents are issued or pending in Europe, Japan and other countries. The issued claims cover methods for facilitating autologous blood use in conjunction with administering oxygen-enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, animal, plant or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic blood transfusions during surgery.

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

     Alliance has several issued U.S. patents and patent applications related to IMAVIST. The issued patents and pending applications contain claims directed to the manufacture and use of novel stabilized microbubble compositions based on the discovery that PFC gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. The patents further contain claims directed to formulations and compositions that cover IMAVIST. International applications directed to the same subject matter are also issued or pending. In May 2000, the Company received its fifth U.S. patent covering the use of various contrast agents, including IMAVIST, in harmonic imaging.

     The Company also has issued patents and pending patent applications covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additionally, the fluorinated compounds may be employed in cosmetics, protective creams, and lubricating agents, as well as being incorporated in emulsions, microemulsions and gels that may be useful as drug delivery vehicles or contrast agents. The Company also has pending applications relating to its PULMOSPHEREs technology and various types of emulsions and microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics and electro-optics.

     The Company, through its wholly owned subsidiary, MDV, has numerous issued U.S. patents and pending applications related to the composition, use and manufacture of FLOGEL. Corresponding patents have issued, or applications have been filed, in Europe, Japan and certain other foreign countries. MDV also has issued patents in the U.S. and Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

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

     The Company also attempts to protect its proprietary products, processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees, consultants, and certain other persons who have access to such products, processes and information. The agreements affirm that all inventions conceived by employees are the exclusive property of the Company, with the exception of inventions unrelated to the Company's business and developed entirely on the employees' own time. Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of the Company's trade secrets.

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

     Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a temporary blood substitute. There are two primary approaches for oxygen delivery: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier "blood substitute," three of which are in Phase 3 clinical trials. The Company believes that the relatively low cost and ease of production of OXYGENT provide advantages over hemoglobin-based products. Alliance is aware of two other early-stage companies developing PFC-based temporary oxygen carriers, neither of which has progressed to clinical trials.

     Although liquid ventilation therapy has been in the research phase for many years, the Company is unaware of any potential liquid ventilation competitor that has reached the clinical trial stage; however, other companies are evaluating compounds with the possibility of entering this field. If major manufacturers of PFCs entered the field, the Company could face competition from companies with substantially greater resources. The Company believes that its patent position and stage of research and development give it an advantage over potential competitors. Several other companies are attempting to develop alternative types of therapies for treatment of acute respiratory failure. One company is in a Phase 3 clinical trial for acute respiratory failure with a surfactant, and several others have started Phase 2 clinical trials with various compounds for acute respiratory failure.

     Competition in the development of ultrasound imaging contrast agents is intense. There is currently one available ultrasound contrast agent for certain cardiology applications in the U.S. There are currently five that have been approved in Europe, two of which are currently being sold. In addition, there are currently two companies that have filed NDAs with the FDA seeking approval to market their products. Certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes if and when IMAVIST is approved for commercial sale, it will be well positioned to compete successfully, although there can be no assurance that the product will be able to do so.

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

GOVERNMENT REGULATION

     The Company's products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S. and by similar agencies in foreign countries. The process of obtaining regulatory clearances or approvals is costly and time-consuming. The Company cannot predict how long the necessary clearances or approvals will take or whether it will be successful in obtaining them.

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

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be evaluated by an independent review board at the institution at which the study will be conducted. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Following completion of these studies, an NDA must be submitted to and approved by the FDA in order to market the product in the U.S. Similar applications are required in foreign countries. There can be no assurance that, upon completion of the foregoing trials, the results will be considered adequate for government approval. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will govern manufacturing and marketing activities.

     The FDA has established a designation to speed the availability of new therapies for life-threatening or severely debilitating diseases. This designation, defined in Subpart E of the FDA's investigational new drug regulations, may expedite clinical evaluation and regulatory review of some new drugs, such as LIQUIVENT which has been so designated.

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

     In addition to FDA regulation, the Company is subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation, by governmental authorities in the U.S. and other countries may impede or limit the Company's ability to develop and market its products.

EMPLOYEES

     As of August 14, 2000, the Company had 234 full-time employees, of whom 202 were engaged in research and development, production and associated support, two in business development and market research, and 30 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 50, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is President and Chief Operating Officer of the Company.

THEODORE D. ROTH. Mr. Roth, who is 49, was Executive Vice President and Chief Financial Officer of the Company from November 1987 to May 1998, when he was appointed President and Chief Operating Officer. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company.

HAROLD W. DELONG. Mr. DeLong, who is 52, has been Executive Vice President, Business Development for the Company since February 1989. Mr. DeLong has been employed for more than 25 years in the medical diagnostics and pharmaceutical industry in various sales, marketing and management positions. Prior to joining Alliance, Mr. DeLong was Vice President, Sales and Marketing for Murex Corporation, a company participating in the infectious disease diagnostics market. He previously served as Director, Sales and Marketing for Becton Dickinson's Immunocytometry Systems division. Mr. DeLong was also employed previously by Ortho Diagnostic Systems, Inc. for over ten years, where his last position was Director of the Hemostasis and Chemistry Products business units.

ARTEMIOS B. VASSOS, M.D., F.A.C.P. Dr. Vassos, who is 53, joined Alliance in 1999 as Executive Vice President and Chief Scientific Officer. For ten years prior to joining the Company, he served in several positions in clinical research and clinical pharmacology at Parke-Davis where his last position was Senior Director of Clinical Pharmacology and Experimental Medicine. He received his M.D. degree at the University of Illinois, and his post-graduate training in internal medicine and hematology and medical oncology at the University of California.

DAVID H. KLEIN, PH.D. Dr. Klein, who is 67, is Senior Vice President, Pharmaceutical Development. He originally joined Alliance in 1989, became a consultant to the Company in 1997, and rejoined the Company in June 2000. For over 40 years he has carried out and directed chemical research in various academic, research and pharmaceutical institutions. Prior to joining Alliance, Dr. Klein worked for over four years at Sun, Inc. on medical uses of perfluorocarbon emulsions. He has served as a consultant for the National Science Foundation, the Michigan Department of Natural Resources and the United States Senate. He received his Ph.D. in analytical chemistry from Case Western Reserve University.

KEITH W. CHAPMAN. Mr. Chapman, who is 50, was appointed Vice President, Operations in July 1997, having joined the Company in 1992 as Director, Transfer Operations. For 14 years prior to joining Alliance, he was responsible for scale-up development and production of modified hemoglobins for the Army's Blood Substitute Program. He received training as a research associate in dermatology, tropical medicine and blood cell preservation at the Letterman Army Institute of Research, Presidio of San Francisco, California.

B. JACK DEFRANCO. Mr. DeFranco, who is 55, has been Vice President, Market Development for Alliance since January 1991. He has more than 25 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.

N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 60, has been Vice President, Medical Affairs Development for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

KATHRYN E. FLAIM, PH.D. Dr. Flaim, who is 50, was appointed Vice President, Clinical Products Support in August 1998, having joined Alliance in 1990 as Director, Clinical Research. Dr. Flaim has over 15 years of experience in clinical trial design and regulatory submissions. For nine years before joining Alliance, she was Associate Director of the Division of Clinical Research and Development at SmithKline Beecham. Previously, she was an Assistant Professor at the Milton S. Hershey Medical Center at Pennsylvania State University. Dr. Flaim received her Ph.D. from the University of California at Davis.

TIM T. HART, C.P.A. Mr. Hart, who is 43, was appointed Vice President in May 1999 and Chief Financial Officer in August 1998. He joined the Company in 1991 as Controller and has also served as Treasurer since 1994. Prior to joining Alliance in 1991, he was employed in various financial management positions at Cubic Corporation for over eight years. He was also employed by Ernst & Whinney in San Diego, California as a C.P.A.

H. JOERG LIMMER, DVM. Dr. Limmer, who is 59, was appointed Vice President, Worldwide Clinical Development in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for Eastern European countries. For the previous 20 years, he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis and intensive care products. Dr. Limmer received his D.V.M. from the Freie Universitaet of Berlin, Germany.

CHRISTIANE ROCKWELL. Ms. Rockwell, who is 47, was appointed Vice President, Quality Assurance in July 2000. Prior to joining Alliance, Ms. Rockwell worked for 20 years for Allergan, Inc., where she served in various capacities, most recently as Worldwide Quality Assurance Manager. Ms. Rockwell received her M.B.A. from Pepperdine University and her B.S. from University of Tours, France.

GWEN ROSENBERG. Ms. Rosenberg, who is 46, was appointed Vice President, Corporate Communications in May 1998. Ms. Rosenberg joined the Company in 1990 and has served in various capacities. For the previous eleven years, she was a research scientist at the University of California, San Diego and at Scripps Clinic and Research Foundation, and was concurrently a science reporter for the San Diego Daily Transcript. Ms. Rosenberg has also taught high school chemistry and biology in New York. She received her B.A. and M.A. degrees from Adelphi University and The State University of New York at Stony Brook, respectively.

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

MARK SEEFELD, PH.D., D.A.B.T. Dr. Seefeld, who is 47, was appointed Vice President, Preclinical Drug Safety and Development in August 1998, having joined Alliance in 1993 as Director, Toxicology. For more than ten years prior to joining the Company, he held positions in both general and reproductive toxicology at Parke-Davis, Pharmaceutical Research Division of the Warner-Lambert Company, and 3M Pharmaceuticals. Dr. Seefeld received his Ph.D. from the University of Wisconsin-Madison and is board certified by the American Board of Toxicology.

ITEM 2.  PROPERTIES

FACILITIES

     The Company has principal facilities in two locations: San Diego, California and Otisville, New York. In San Diego, California, where the Company has approximately 159,000 square feet in four leased facilities, the Company maintains its principal executive offices, performs research and development on its PFC-based products, and has its IMAVIST and OXYGENT manufacturing facilities. The Otisville site, where the Company has established the LIQUIVENT and SAT PAD (magnetic resonance imaging accessory) production facility, also includes laboratories and administrative offices.

     The Company purchased the Otisville site from the New York City Public Development Corporation ("PDC") in June 1983. In connection with the acquisition, the Company entered into a land use agreement (the "Land Use Agreement") with New York City and the PDC. The Company estimates that the cost of complying with the Land Use Agreement for fiscal 2000 was approximately $160,000. The provisions of the Land Use Agreement may be deemed to be "covenants running with the land," which may bind the Company and subsequent owners of the Otisville site for a substantial period of time.

     While the Company believes that it can produce materials for clinical trials and initial market launch for OXYGENT and IMAVIST at its existing San Diego facilities and for LIQUIVENT at its Otisville facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. Baxter has the right to take over responsibility for manufacturing OXYGENT for sale in the Baxter Territory.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 2000.


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


                                                                              High                  Low
                                                                              ----                  ---
Fiscal 2000

Quarter ended September 30, 1999                                          $    7.000            $   2.438

Quarter ended December 31, 1999                                           $    8.500            $   3.750

Quarter ended March 31, 2000                                              $   20.750            $   7.125

Quarter ended June 30, 2000                                               $   14.750            $   4.438



                                                                              High                  Low
                                                                              ----                  ---
Fiscal 1999

Quarter ended September 30, 1998                                          $    5.625            $   2.781

Quarter ended December 31, 1998                                           $    5.063            $   2.188

Quarter ended March 31, 1999                                              $    3.938            $   2.438

Quarter ended June 30, 1999                                               $    3.438            $   2.250



     On August 25, 2000, the closing price of the Company's common stock was $14.8125.

     The Company has not paid dividends on its common stock and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

     On August 25, 2000, the approximate number of record holders of the Company's common stock was 1,282. The Company believes that, in addition, there are in excess of 13,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

     On August 22, 2000, the Company sold $10 million principal amount of convertible subordinated notes to Brown Simpson Partners I, Ltd., Narragansett I, LP, Narragansett Offshore, Ltd., SDS Merchant Fund, LP, Castle Creek Healthcare Partners LLC, CCL Fund LLC. The securities convert at any time upon the request of the holder into common stock of the Company at $13.32 per share, subject to certain antidilution provisions. The investors are all accredited investors and the transactions were exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated under the Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2000, and with respect to the balance sheets at June 30, 1999 and 2000, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended June 30, 1996 and 1997, and the balance sheet data at June 30, 1996, 1997 and 1998, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (in thousands except per share amounts).


                                                                           Years ended June 30,
                                          ----------------------------------------------------------------------------------------
                                                2000              1999              1998             1997              1996
                                                ----              ----              ----             ----              ----
  Statement of Operations Data:
       Total revenues                     $      16,000     $       8,251     $      21,209     $      44,580    $      17,323
       Net loss applicable to common
       shares                             $     (46,467)    $     (62,473)    $     (33,003)    $     (19,016)   $     (23,172)
       Net loss per common share
           Basic and diluted              $       (1.03)    $       (1.89)    $       (1.04)    $        (.63)   $        (.91)



                                                                                 June 30,
                                                2000              1999              1998             1997              1996
                                                ----              ----              ----             ----              ----
  Balance Sheet Data:
       Working capital                    $      11,325     $      11,009     $      48,691      $     62,995     $     73,244
       Total assets                       $      75,949     $      65,984     $      93,677      $    112,013     $    108,343
       Long-term debt and other           $      19,013     $      10,499     $       8,882      $      2,871     $      1,166
       Stockholders' equity               $      33,266     $      42,125     $      76,090      $     91,331     $    101,467


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

     Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of June 30, 2000, has an accumulated deficit of $373.2 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempt to commercialize its products.

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

LIQUIDITY AND CAPITAL RESOURCES

     Through June 2000, the Company has financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

     In August 2000, the Company sold $10 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company will record an immediate charge to interest expense of $792,000 on these convertible debentures in the first quarter of fiscal year 2001. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $10 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share.

     In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001.

     In February 2000, the Company sold $15 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. In connection with the transaction, the Company issued a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $433,000 at June 30, 2000.

     In November 1999, the Company completed the sale of certain aspects of its PULMOSPHERES technology to Inhale for $15 million in cash and $5 million in common stock of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale.

     In May 1999, the Company privately placed $1.8 million of 6% convertible subordinated notes due May 2002 and issued warrants to the note holders to purchase up to 300,000 shares of common stock at $2.45 per share. In February 2000, the Company caused the notes to be converted into 900,000 shares of common stock of the Company. The conversion price of the notes was $2 per share, which was below the trading market price of the stock on the day the notes were issued. As a result of this beneficial conversion price, the Company recognized an immediate charge to interest expense of $844,000 on these convertible notes. The Company recorded deferred interest expense on the warrants of $521,000, based upon a Black-Scholes valuation, and amortized the deferred interest over the life of the notes. The unamortized deferred interest balance was expensed in February 2000 when the notes were converted.

     In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to IMAVIST. In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company. The product is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAVIST. Because of changes in the development of the field of ultrasound contrast agents and in the parties' development plans, Alliance and Schering amended the Schering License Agreement as of December 30, 1998. Under the original arrangement, royalty rates were based upon the development of specific medical uses for IMAVIST, which placed limitations on the development effort. The parties elected to revise the royalty calculation which is now based on sales of IMAVIST, a more traditional method of determining royalties. This modification permits the parties to be flexible in developing IMAVIST. Although the method of calculating royalties has been changed, the Company believes that there will be no material difference in the amount of royalties to be earned by the Company under the Schering License Agreement. Additionally, the parties reduced ongoing development reimbursements and added new milestone payments.

     In June 1997, the Company sold $2.5 million in clinical trial supplies to Hoechst Marion Roussel ("HMRI") and recorded it as deferred revenue. In September 1999, HMRI agreed to sell and Alliance agreed to purchase the clinical trial supplies for up to $3 million over time and under certain circumstances. As of June 30, 2000, the Company had repurchased all of the clinical trial supplies.

     In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and, in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million at the bank's prime rate plus 0.5%. In March 1999, the Company was in violation of a financial covenant under the loan. In June 1999, the bank waived the violation, took additional collateral and restructured the loan which resulted in increased principal payments. The loan bears interest at rates ranging from 7.5% to 10% at June 30, 2000. As part of the restructuring, the Company issued to the bank a warrant to purchase up to 180,000 shares of common stock at an exercise price of $2.88 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $241,000, which is being amortized over the life of the warrant. The unamortized deferred interest balance was $141,000 at June 30, 2000. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are to be repaid over four years. The certificate of deposit is separately disclosed as restricted cash on the Consolidated Balance Sheets at June 30, 2000 and 1999. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 2000, the balance outstanding on this loan was $9.2 million. The Company has a $1.5 million line of credit available with a bank which is primarily available to cover letters of credit securing the leased premises obligations.

     In November 1996, the Company acquired MDV by a merger of a wholly owned subsidiary of the Company into MDV. MDV is engaged in the development of a thermoreversible gel, FLOGEL, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. The Company is obligated to pay up to $20 million to the former shareholders of MDV if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments on the sales of products, if any, developed from such technology. The Company may buy out its royalty obligation for $10 million at any time prior to the first anniversary of the approval by U.S. regulatory authorities of any products based upon the MDV technology (the amount increasing thereafter over time). All of such payments to the former MDV shareholders may be made in cash or, at the Company's option, shares of the Company's common stock, except for the royalty obligations which will be payable only in cash. The Company has not determined whether subsequent payments (other than royalties) will be made in cash or in common stock or, if made in cash, the source of such payments. There can be no assurance that any of the contingent payments will be made because they are dependent on future developments that are inherently uncertain.

     The Company had net working capital of $11.3 million at June 30, 2000, compared to $11 million at June 30, 1999. The Company's cash, cash equivalents, and short-term investments increased to $33.5 million at June 30, 2000, from $19.1 million at June 30, 1999. The increase resulted primarily from net proceeds of $19.2 million from the issuance of preferred stock, proceeds of $15 million from the sale of convertible debentures, proceeds from the sale of equity securities, and proceeds of $2.7 million from the issuance of common stock upon the exercise of options and warrants, partially offset by net cash used in operations of $26.9 million and principal payments on long-term debt of $4.4 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     The Company expects to incur substantial expenditures associated with product development, particularly for IMAVIST, LIQUIVENT and OXYGENT. The Company is seeking additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     Alliance anticipates that its current capital resources, estimated proceeds of $10 million from the convertible debenture offering in August 2000, expected equity investments by Baxter and expected revenue from investments will be adequate to satisfy its capital requirements through at least fiscal 2001. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

     While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAVIST at its existing San Diego, California facilities and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Company currently has responsibility for manufacturing OXYGENT; however, Baxter has the right to take over responsibility for manufacturing the product for sale in the Baxter Territory. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     The Company's license and research revenue was $16 million for 2000, compared to $8.3 million for 1999. The increase in revenue is primarily a result of the proceeds from the sale of technology to Inhale. The Company expects research revenue to decrease in 2001 compared to 2000, due to the reduction of revenue from the Inhale transaction.

     Research and development expenses decreased by 10% to $54.6 million for 2000, compared to $60.4 million for 1999. The decrease in expenses was primarily due to a $3.4 million decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.8 million decrease in staffing costs for employees primarily engaged in research and development activities, as well as other decreases related to the Company's research and development activities.

     General and administrative expenses were $9.8 million for 2000, compared to $8.6 million for 1999. The increase in general and administrative expenses was primarily due to increased professional fees resulting from partnering and financing activities.

     Investment income was $7.5 million for 2000, compared to $1.9 million for 1999. The increase was primarily a result of an increase in realized gains from the sale of short-term investments.

     Interest expense was $2 million for 2000, compared to $1.1 million for 1999. The increase was primarily due to non-cash interest expense charges related to warrants issued.

     In 2000, the Company recorded imputed interest expense of $3.7 million related to the beneficial conversion feature on the $15 million subordinated convertible debentures. In 1999, the Company recorded imputed interest expense of $844,000 related to the beneficial conversion feature on the $1.8 million convertible subordinated notes.

1999 COMPARED TO 1998

     The Company's license and research revenue was $8.3 million for 1999, compared to $21.2 million for 1998. The decrease in revenue is primarily a result of the decreased research revenue from its previous licensing arrangement with Ortho Biotech Inc.

     Research and development expenses increased by 21% to $60.4 million for 1999, compared to $50.1 million for 1998. The increase in expenses was primarily due to a $6.8 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $2.3 million increase in staffing costs for employees primarily engaged in research and development activities, a $1.1 million increase in depreciation expense, a $769,000 increase in rent and lease expense, as well as other increases related to the Company's research and development activities. The increase for 1999 is primarily attributable to increased expenses related to the IMAVIST Phase 3 clinical trial and the preparation of the IMAVIST manufacturing facilities for regulatory approval.

     General and administrative expenses were $8.6 million for 1999, compared to $7.9 million for 1998. The increase in general and administrative expenses was primarily due to a $712,000 increase in professional fees.

     Investment income was $1.9 million for 1999, compared to $4.3 million for 1998. The decrease was primarily a result of lower average cash and short-term investment balances.

     Interest expense was $1 million for 1999, compared to $574,000 for 1998. The increase was primarily a result of higher average long-term debt balances.

     In 1999, the Company recorded imputed interest expense of $844,000 related to the beneficial conversion feature on the $1.8 million convertible subordinated notes.

ITEM 7a.  MARKET RISK

     The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the

Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of the Report.

                  1. See Table of Contents to Consolidated Financial Statements on Page F-1 for a list of Financial Statements being filed herein.

                  2. See Page F-2 for the Report of Ernst & Young LLP, Independent Auditors being filed herein.

                  3. See Exhibits below for a list of all Exhibits being filed or incorporated by reference herein.

         (b)      Reports on Form 8-K.

                  1. The Company filed a Current Report on Form 8-K dated May 11, 2000, stating that it entered into an arrangement with Baxter for the manufacture, marketing, sales and distribution of OXYGENT.

         (c)      Exhibits.

                  (a) Restated Certificate of Incorporation of the Company, as amended through August 31, 1994 (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K")).

                  (b) Certificate of Amendment to the Certificate of Incorporation of the Company filed on March 25, 1996 (incorporated by reference to Exhibit 3 to Amendment No. 1 of the S-3 Registration Statement of the Company filed on March 28, 1996 (the "1996 S-3")).

                  (c) Certificate of Amendment to the Certificate of Incorporation of the Company filed on September 22, 1997 (incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

                  (d) Certificate of Amendment to the Certificate of Incorporation of the Company filed on August 14, 1998 (incorporated by reference to Exhibit 3(d) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K")).

                  (e) Certificate of Amendment to the Certificate of Incorporation of the Company filed on January 15, 1999 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (the "December 1998 10-Q")).

                  (f) Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated May 11, 2000).

                  (g) By-Laws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

             (10) (a) Lease Agreement, as amended, between the Company and Hartford Accident and Indemnity Company relating to certain research and manufacturing facilities in San Diego, California (incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

                  (b) Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company (incorporated by reference to Exhibit 10(e) of the 1994 10-K). (1)

                  (c) Agreement and Plan of Merger by and among the Company, MDV Acquisition Corp. and MDV Technologies, Inc. dated October 8, 1996 (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K filed on November 20, 1996).

                  (d) License Agreement dated September 23, 1997, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 2(a) of the Current Report on Form 8-K/A filed on February 27, 1998 (the "1997 8-K/A")).
(2)

                  (e) Preferred Stock Purchase Agreement dated September 23, 1997, between the Company and Schering Berlin Venture Corp. (incorporated by reference to Exhibit 2(b) of the 1997 8-K/A).

                  (f) Royalty Rights Agreement dated as of August 13, 1998, between the Company and certain investors (incorporated by reference to Exhibit 10(k) of the 1998 10-K).

                  (g) Credit Agreement dated as of June 17, 1998, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(m) of the 1998 10-K).

                  (h) Security Agreement dated June 17, 1998, executed by the Company in favor of Imperial Bank (incorporated by reference to Exhibit 10(o) of the 1998 10-K).

                  (i) Lease Agreement dated November 7, 1998, between the Company and WHAMC Real Estate Limited Partnership, a Delaware limited partnership, relating to certain manufacturing and development facilities in San Diego, California (incorporated by reference to Exhibit 10(p) of the 1998 10-K).

                  (j) First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the December 1998 10-Q). (2)

                  (k) Employment Letter Agreement dated February 26, 1999 and executed by Dr. Artemios B. Vassos (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 1999 10-Q")). (1)

                  (l) Promissory Note in the amount of $180,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(b) of the March 1999 10-Q). (1)

                  (m) Promissory Note in the amount of $125,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(c) of the March 1999 10-Q). (1)

                  (n) Promissory Note in the amount of $125,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(d) of the March 1999 10-Q). (1)

                  (o) Security Purchase Agreement dated May 20, 1999, between the Company and Harris & Harris Group, Inc., Jan A. Dekker and Stephen McGrath with forms of the 6% Convertible Subordinated Note Due May 20, 2002 and Warrant (incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K")).

                  (p) Form of Amended 1991 Stock Option Plan (incorporated by reference to Exhibit 10(v) of the 1999 10-K).

                  (q) Agreement to Waive Covenant Violation and Modify Loan dated May 17, 1999, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(w) of the 1999 10-K).

                  (r) Intellectual Property Security Agreement dated May 17, 1999, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(x) of the 1999 10-K). (3)

                  (s) First Amendment to Credit Agreement dated June 17, 1999, among the Company, MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(y) of the 1999 10-K). (3)

                  (t) Intellectual Property Security Agreement dated August 2, 1999, between MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(z) of the 1999 10-K).

                  (u) Commercial Security Agreement dated August 3, 1999, among the Company, MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(aa) of the 1999 10-K).

                  (v) Promissory Note dated August 2, 1999, in the amount of $5,000,000 executed by the Company and MDV Technologies, Inc. in favor of Imperial Bank (incorporated by reference to Exhibit 10(bb) of the 1999 10-K).

                  (w) Promissory Note dated August 2, 1999, in the amount of $8,422,619.04 executed by the Company and MDV Technologies, Inc. in favor of Imperial Bank (incorporated by reference to Exhibit 10(cc) of the 1999 10-K).

                  (x) Split Dollar Life Insurance Agreement between the Company and Duane J. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly report on Form 10-Q for the quarterly period ended September 31, 1999 (the "September 1999 10-Q")). (1)

                  (y) Collateral Assignment of Life Insurance Policy between the Company and Duane J. Roth dated November 25, 1998 (incorporated by reference to
Exhibit 10(b) of the September 1999 10-Q). (1)

                  (z) Split Dollar Life Insurance Agreement between the Company and Theodore D. Roth dated November 12, 1998 (incorporated by reference to
Exhibit 10(c) of the September 1999 10-Q). (1)

                  (aa) Collateral Assignment of Life Insurance Policy between the Company and Theodore D. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(d) of the September 1999 10-Q). (1)

                  (bb) Eleventh Amendment to Lease Agreement dated September 1, 1999, between the Company and HUB Properties Trust (incorporated by reference to Exhibit 10(e) of the September 1999 10-Q). (1)

                  (cc) Asset Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated October 4, 1999 (incorporated by reference to
Exhibit 2(a) of the Current Report on Form 8-K dated November 4, 1999 (the "November 1999 8-K"). (2)

                  (dd) Product Development Rights Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(b) of the November 1999 8-K). (2)

                  (ee) License Agreement (License to Inhale) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(c) to the November 1999 8-K). (2)

                  (ff) License Agreement (License to Alliance) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(d) of the November 1999 8-K). (2)

                  (gg) Inhale Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(e) of the November 1999 8-K).

                  (hh) Alliance Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(f) of the November 1999 8-K).

                  (ii) Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company's Quarterly report on Form 10-Q for the quarterly period ended December 31, 1999). (2)

                  (jj) Form of 5% Subordinated Convertible Debenture dated February 11, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated February 11, 2000 (the "February 2000 8-K")).

                  (kk) Form of Securities Purchase Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.2 of the February 2000 8-K).

                  (ll) Form of Registration Rights Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.3 of the February 2000 8-K).

                  (mm) Form of 5% Subordinated Convertible Debenture dated August 22, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated August 22, 2000 (the "August 2000 8-K")).

                  (nn) Form of Securities Purchase Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.2 of the August 2000 8-K).

                  (oo) Form of Registration Rights Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.3 of the August 2000 8-K).

                  (pp) License Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC. (3)

                  (qq) Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000 between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC. (3)

                  (rr) Alliance Manufacturing and Supplier Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC. (3)

                  (ss) Baxter Manufacturing and Supplier Agreement dated May 19, 2000, between Baxter Healthcare Corporation and PFC Therapeutics, LLC. (3)

                  (tt) Operating Agreement dated May 17, 2000, between the Company and Baxter Healthcare Corporation. (3)

                  (uu) Preferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation.

                  (vv) Deferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation.

                  (ww) Security Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC. (3)

         (21)     Subsidiary List

         (23.1)   Consent of Ernst & Young LLP, Independent Auditors



         (1) Management contract or compensatory plan or arrangement required to be filed.

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


                                             ALLIANCE PHARMACEUTICAL CORP.

                                             (Registrant)


Date:    August 29, 2000                     By: \s\  THEODORE D. ROTH
                                                 -------------------------------
                                                      Theodore D. Roth
                                                      President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



\s\ Duane J. Roth                      Chairman and                                August 29, 2000
-----------------------------------    Chief Executive Officer
Duane J. Roth


\s\ Theodore D. Roth                   Director, President and                     August 29, 2000
-----------------------------------    Chief Operating Officer
Theodore D. Roth


\s\ Tim T. Hart                        Chief Financial Officer, Treasurer          August 29, 2000
-----------------------------------    and Chief Accounting Officer
Tim T. Hart


\s\ Pedro Cuatrecasas, M.D.            Director                                    August 29, 2000
-----------------------------------
Pedro Cuatrecasas, M.D.


\s\ Carroll O. Johnson                 Director                                    August 29, 2000
-----------------------------------
Carroll O. Johnson


\s\ Stephen M. McGrath                 Director                                    August 29, 2000
-----------------------------------
Stephen M. McGrath


\s\ Helen M. Ranney, M.D.              Director                                    August 29, 2000
-----------------------------------
Helen M. Ranney, M.D.


\s\ Donald E. O'Neill                  Director                                    August 29, 2000
-----------------------------------
Donald E. O'Neill


\s\ Jean Riess, PH.D.                  Director                                    August 29, 2000
-----------------------------------
Jean Riess, Ph.D.


\s\ Thomas F. Zuck, M.D.               Director                                    August 29, 2000
-----------------------------------
Thomas F. Zuck, M.D.


                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------

Report of Ernst & Young LLP, Independent Auditors                        F-2

Consolidated Balance Sheets at June 30, 2000 and 1999                    F-3

Consolidated Statements of Operations for the Years
Ended June 30, 2000, 1999 and 1998                                       F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2000, 1999 and 1998                                       F-5

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2000, 1999 and 1998                                       F-6

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                ERNST & YOUNG LLP



San Diego, California
August 1, 2000

    ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                         JUNE 30,
                                                                                               2000                    1999
                                                                                       --------------------    ---------------------
    ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents                                                      $        28,721,000     $         19,081,000
        Short-term investments                                                                   4,806,000                        -
        Research revenue receivable                                                                146,000                4,875,000
        Other current assets                                                                     1,322,000                  413,000
                                                                                       --------------------    ---------------------
                Total current assets                                                            34,995,000               24,369,000

    PROPERTY, PLANT AND EQUIPMENT - NET                                                         20,309,000               24,621,000
    PURCHASED TECHNOLOGY - NET                                                                  10,065,000               11,361,000
    RESTRICTED CASH                                                                              5,000,000                5,000,000
    INVESTMENT IN JOINT VENTURE                                                                  5,000,000                        -
    OTHER ASSETS - NET                                                                             580,000                  633,000
                                                                                       --------------------    ---------------------
                                                                                       $        75,949,000     $         65,984,000
                                                                                       ====================    =====================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
        Accounts payable                                                               $         4,983,000     $          4,910,000
        Accrued expenses                                                                         4,101,000                4,280,000
        Deferred revenue                                                                        10,000,000                        -
        Current portion of long-term debt                                                        4,586,000                4,170,000
                                                                                       --------------------    ---------------------
                Total current liabilities                                                       23,670,000               13,360,000

    LONG-TERM DEBT                                                                              19,013,000               10,499,000

    COMMITMENTS

    STOCKHOLDERS' EQUITY:
        Preferred stock - $.01 par value; 5,000,000 shares authorized; Series D
         Preferred stock - 0 and 500,000 shares issued and outstanding at June 30, 2000 and 1999, respectively; liquidation preference of
           $10,000,000 at June 30, 1999                                                                  -                    5,000
         Series F Preferred stock - 500,000 and 0 shares issued and outstanding at June 30, 2000 and 1999, respectively; liquidation preference of
           $20,000,000 at June 30, 2000                                                              5,000                        -
        Common stock - $.01 par value; 75,000,000 shares authorized; 47,233,454 and 43,510,049 shares issued and outstanding at
           June 30, 2000 and 1999, respectively                                                    472,000                  435,000
        Additional paid-in capital                                                             402,470,000              368,409,000
        Accumulated comprehensive income (loss)                                                  3,510,000                        -
        Accumulated deficit                                                                   (373,191,000)            (326,724,000)
                                                                                       --------------------    ---------------------
                Total stockholders' equity                                                      33,266,000               42,125,000
                                                                                       --------------------    ---------------------
                                                                                       $        75,949,000     $         65,984,000
                                                                                       ====================    =====================


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                       Years ended June 30,
                                                                            2000                1999                1998
                                                                     ------------------  ------------------  ------------------
      REVENUES:
          License and research revenue                               $      16,000,000   $       8,251,000   $      21,209,000

      OPERATING EXPENSES:
          Research and development                                          54,605,000          60,427,000          50,084,000
          General and administrative                                         9,760,000           8,566,000           7,886,000
                                                                     ------------------  ------------------  ------------------
                                                                            64,365,000          68,993,000          57,970,000
                                                                     ------------------  ------------------  ------------------
      LOSS FROM OPERATIONS                                                 (48,365,000)        (60,742,000)        (36,761,000)

      IMPUTED INTEREST EXPENSE ON CONVERTIBLE NOTES                         (3,653,000)           (844,000)                  -
      INVESTMENT INCOME                                                      7,512,000           1,876,000           4,332,000
      INTEREST EXPENSE                                                      (1,961,000)         (1,063,000)           (574,000)
                                                                       ----------------    ----------------    ----------------
      NET LOSS                                                             (46,467,000)        (60,773,000)        (33,003,000)

      IMPUTED DIVIDENDS ON PREFERRED STOCK                                           -          (1,700,000)                  -
                                                                     ------------------  ------------------  ------------------
      NET LOSS APPLICABLE TO COMMON SHARES                           $     (46,467,000)  $     (62,473,000)  $     (33,003,000)
                                                                     ==================  ==================  ==================

      NET LOSS PER COMMON SHARE:
        Basic and diluted                                            $           (1.03)  $           (1.89)  $           (1.04)
                                                                     ==================  ==================  ==================
      WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic and diluted                                                   45,203,000          33,045,000          31,749,000
                                                                     ==================  ==================  ==================


      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------

                                                                        CONVERTIBLE
                                                                      PREFERRED STOCK                  COMMON STOCK
                                                               --------------------------------------------------------------
                                                                   SHARES         AMOUNT         SHARES            AMOUNT
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 1997                                                   -  $           -     31,165,000  $       311,000
     Exercise of stock options and warrants                                                         104,000            1,000
     Sale of convertible Series D Preferred Stock                     500,000          5,000
     Payment related to acquired in-process technology                                              706,000            8,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                19,000
     Net unrealized loss on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 1998                                             500,000          5,000     31,994,000          320,000
     Exercise of stock options and warrants                                                          96,000            1,000
     Issuance of warrants
     Sale of common stock                                                                         9,500,000           95,000
     Sale of convertible Series E-1 Preferred Stock                   100,000          1,000
     Conversion and redemption of convertible Series E-1
         Preferred Stock to common shares                            (100,000)        (1,000)     1,859,000           18,000
     Imputed interest expense on convertible notes
     Imputed dividends on Series E-1 Preferred Stock
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                61,000            1,000
     Net unrealized loss on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 1999                                             500,000          5,000     43,510,000          435,000
     Exercise of stock options and warrants                                                         663,000            6,000
     Issuance of warrants and stock options
     Issuance of stock in exchange for technology                                                 1,135,000           11,000
     Sale of convertible Series F Preferred Stock                     500,000          5,000
     Conversion of convertible Series D Preferred Stock              (500,000)        (5,000)     1,000,000           10,000
     Conversion of $1.8 million convertible debt                                                    900,000            9,000
     Imputed interest expense on convertible notes
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                25,000            1,000
     Net unrealized gain on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 2000                                             500,000  $       5,000     47,233,000  $       472,000
                                                               =============== ============== ============== ================



ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONAL       ACCUMULATED
                                                                     PAID-IN        COMPREHENSIVE       ACCUMULATED
                                                                     CAPITAL        INCOME (LOSS)         DEFICIT
                                                                ----------------- -----------------  -----------------
BALANCES AT JUNE 30, 1997                                       $    322,025,000  $        243,000   $   (231,248,000)
     Exercise of stock options and warrants                              741,000
     Sale of convertible Series D Preferred Stock                      9,595,000
     Payment related to acquired in-process technology                 7,492,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                    141,000
     Net unrealized loss on available-for-sale securities                                 (221,000)
     Net loss                                                                                             (33,003,000)
                                                                ----------------- -----------------  -----------------
BALANCES AT JUNE 30, 1998                                            339,994,000            22,000       (264,251,000)
     Exercise of stock options and warrants
     Issuance of warrants                                                922,000
     Sale of common stock                                             21,415,000
     Sale of convertible Series E-1 Preferred Stock                    5,582,000
     Conversion and redemption of convertible Series E-1
         Preferred Stock to common shares                             (2,248,000)
     Imputed interest expense on convertible notes                       844,000
     Imputed dividends on Series E-1 Preferred Stock                   1,700,000                           (1,700,000)
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                    200,000
     Net unrealized loss on available-for-sale securities                                  (22,000)
     Net loss                                                                                             (60,773,000)
                                                                ----------------- -----------------  -----------------
BALANCES AT JUNE 30, 1999                                            368,409,000                 -       (326,724,000)
     Exercise of stock options and warrants                            2,958,000
     Issuance of warrants and stock options                            1,277,000
     Issuance of stock in exchange for technology                      4,989,000
     Sale of convertible Series F Preferred Stock                     19,215,000
     Conversion of convertible Series D Preferred Stock                   (5,000)
     Conversion of $1.8 million convertible debt                       1,791,000
     Imputed interest expense on convertible notes                     3,653,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                    183,000
     Net unrealized gain on available-for-sale securities                                3,510,000
     Net loss                                                                                             (46,467,000)
                                                                ----------------- -----------------  -----------------
BALANCES AT JUNE 30, 2000                                        $   402,470,000   $     3,510,000     $  (373,191,000)
                                                                ================= =================  =================



ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------

                                                                         TOTAL
                                                                     COMPREHENSIVE
                                                                          LOSS
                                                                   -----------------
BALANCES AT JUNE 30, 1997
     Exercise of stock options and warrants
     Sale of convertible Series D Preferred Stock
     Payment related to acquired in-process technology
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan
     Net unrealized loss on available-for-sale securities          $       (221,000)
     Net loss                                                           (33,003,000)
                                                                   -----------------
BALANCES AT JUNE 30, 1998                                          $    (33,224,000)
                                                                   =================
     Exercise of stock options and warrants
     Issuance of warrants
     Sale of common stock
     Sale of convertible Series E-1 Preferred Stock
     Conversion and redemption of convertible Series E-1
         Preferred Stock to common shares
     Imputed interest expense on convertible notes
     Imputed dividends on Series E-1 Preferred Stock
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan
     Net unrealized loss on available-for-sale securities          $        (22,000)
     Net loss                                                           (60,773,000)
                                                                   -----------------
BALANCES AT JUNE 30, 1999                                          $    (60,795,000)
                                                                   =================
     Exercise of stock options and warrants
     Issuance of warrants and stock options
     Issuance of stock in exchange for technology
     Sale of convertible Series F Preferred Stock
     Conversion of convertible Series D Preferred Stock
     Conversion of $1.8 million convertible debt
     Imputed interest expense on convertible notes
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan
     Net unrealized gain on available-for-sale securities          $      3,510,000
     Net loss                                                           (46,467,000)
                                                                   -----------------
BALANCES AT JUNE 30, 2000                                          $    (42,957,000)
                                                                   =================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  Years ended June 30,
                                                                        2000               1999                1998
                                                                 -----------------  ------------------  -----------------
OPERATING ACTIVITIES:
     Net loss                                                    $    (46,467,000)  $     (60,773,000)  $    (33,003,000)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operations:
            Depreciation and amortization                               6,344,000           6,265,000          5,064,000
            Imputed interest expense on convertible notes               3,653,000             844,000                  -
            Expense associated with warrant issuance                    1,431,000             160,000                  -
            Gain on sale of equity securities                          (6,282,000)                  -                  -
            Receipt of equity securities in exchange for
            technology                                                 (4,800,000)                  -                  -
            Issuance of common stock in exchange for technology         5,000,000                   -                  -
            Non-cash compensation - net                                   406,000             201,000            320,000
            Changes in operating assets and liabilities:
               Research revenue receivable                              4,729,000           1,972,000            403,000
               Restricted cash and other assets                          (856,000)         (5,038,000)           372,000
               Accounts payable and accrued expenses and other           (106,000)          1,553,000         (1,238,000)
               Deferred revenue                                        10,000,000                   -                  -
                                                                 -----------------  ------------------  -----------------
Net cash used in operating activities                                 (26,948,000)        (54,816,000)       (28,082,000)
                                                                 -----------------  ------------------  -----------------

INVESTING ACTIVITIES:
     Purchases of short-term investments                                        -         (23,711,000)      (113,099,000)
     Sales and maturities of short-term investments                     9,785,000          61,735,000        131,874,000
     Investment in joint venture                                       (5,000,000)                  -                  -
     Property, plant and equipment - net                                 (736,000)         (6,246,000)       (10,057,000)
     Payment for acquired in-process technology                                 -                   -            (57,000)
                                                                 -----------------  ------------------  -----------------
Net cash provided by investing activities                               4,049,000          31,778,000          8,661,000
                                                                 -----------------  ------------------  -----------------

FINANCING ACTIVITIES:
     Issuance of common stock and warrants                              2,743,000          21,511,000            562,000
     Issuance of convertible preferred stock - net                     19,220,000           5,582,000          9,600,000
     Redemption of preferred stock                                              -          (2,230,000)                 -
     Proceeds from long-term debt                                      15,000,000           6,850,000          6,800,000
     Principal payments on long-term debt                              (4,424,000)         (1,403,000)        (1,100,000)
                                                                 -----------------  ------------------  -----------------
Net cash provided by financing activities                              32,539,000          30,310,000         15,862,000
                                                                 -----------------  ------------------  -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        9,640,000           7,272,000         (3,559,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         19,081,000          11,809,000         15,368,000
                                                                 -----------------  ------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $     28,721,000   $      19,081,000   $     11,809,000
                                                                 =================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                    $      1,304,000   $       1,104,000   $        566,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Deferred interest expense on long-term debt                      $        503,000   $         728,000                  -
Imputed dividends on preferred stock                                            -   $       1,700,000                  -
Issuance of common stock in connection with
     acquired in-process technology                                             -                   -   $      7,500,000
Issuance of common stock upon conversion of notes                $      1,800,000                   -                  -
Issuance of common stock upon conversion of preferred stock      $     10,000,000                   -                  -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc. ("MDV"), its wholly owned subsidiary Alliance Pharmaceutical GmbH, from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 1999 and 1998 have been reclassified to conform to the current year's presentation.

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

         Short-term investments consist of highly liquid debt instruments. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated comprehensive income (loss). The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $10.1 million and $11.2 million, and is reported net of accumulated amortization of $13.2 million and $12 million at June 30, 2000 and 1999, respectively. The technology acquired from BioPulmonics has a net book value of approximately $0 and $129,000 and is being amortized over five to seven years and is reported net of accumulated amortization of $2 million and $1.9 million at June 30, 2000 and 1999, respectively.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

ACQUIRED IN-PROCESS TECHNOLOGY

         In November 1996, the Company acquired MDV which is engaged in the development of FLOGEL-Registered Trademark-, intended for use as an anti-adhesion treatment for persons undergoing abdominal or pelvic surgeries. The consideration of $15.5 million was paid through the issuance of common stock. The Company is obligated to pay up to $20 million in common stock or cash if advanced clinical development or licensing milestones are achieved in connection with MDV's technology. The Company will also make certain royalty payments in cash on the sales of products, if any, developed from such technology.

INVESTMENT IN JOINT VENTURE

         In May 2000, the Company and Baxter Healthcare Corporation ("Baxter") formed a joint venture, PFC Therapeutics, LLC ("PFC Therapeutics"), for the manufacture, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union. The Company received a prepaid royalty of $10 million from PFC Therapeutics, which is recorded as deferred revenue as of June 30, 2000. The Company will recognize the revenue as the royalties are earned and will record its portion of the income of the joint venture as equity in income of the joint venture within the Company's consolidated statement of operations.

REVENUE RECOGNITION

         Revenue under collaborative research agreements is recognized as services are provided and milestone payments are recognized upon the completion of the milestone event or requirement under such agreements. Revenue from product sales is recognized as products are shipped. The Company recognizes revenue only on payments that are non-refundable, and defers revenue recognition until performance obligations have been completed. Non-refundable contract fees that reimburse the Company for previously incurred research and development are recorded as revenue upon contract "execution."

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in the Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The application of SAB No. 101 is not expected to have a material impact on the Company's financial statements.

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

COMPREHENSIVE INCOME (LOSS)

         Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130") requires unrealized gains and losses on the Company's available-for-sale securities to be included in accumulated comprehensive income (loss). The Company has reported the total comprehensive loss in the Consolidated Statements of Stockholders' Equity.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment consist of the following:


                                                                                     June 30,
                                                                           2000                      1999
                                                                  -----------------------    ---------------------
         Land                                                     $         225,000          $         225,000
         Buildings                                                          300,000                    300,000
         Building improvements                                            2,422,000                  2,323,000
         Furniture, fixtures, and equipment                              19,686,000                 20,614,000
         Leasehold improvements                                          20,045,000                 19,870,000
                                                                  -----------------------    ---------------------
                                                                         42,678,000                 43,332,000
         Less accumulated depreciation and amortization                 (22,369,000)               (18,711,000)
                                                                  -----------------------    ---------------------
                                                                  $      20,309,000          $      24,621,000
                                                                  =======================    =====================


ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                                                                         June 30,
                                                                                             2000                      1999
                                                                                    -----------------------    ---------------------
         Payroll and related expenses                                               $        3,338,000         $        1,704,000
         Rent and related operating expenses                                                   433,000                    201,000
         Clinical trial supplies expense                                                            --                  2,286,000
         Other                                                                                 330,000                     89,000
                                                                                    -----------------------    ---------------------
                                                                                    $        4,101,000         $        4,280,000
                                                                                    =======================    =====================


3.  INVESTMENTS

         The Company classifies its investment securities as available-for-sale and records holding gains or losses in accumulated comprehensive income (loss).

         The following is a summary of available-for-sale securities:


                                             June 30, 2000                                           June 30, 1999
                          ---------------------------------------------------    ---------------------------------------------------
                                               Gross                                                 Gross
                                             Unrealized         Estimated                           Unrealized         Estimated
                              Cost          Gains (Losses)      Fair Value          Cost          Gains (Losses)      Fair Value
U.S. Government
   Securities             $           --    $        --        $        --       $      --        $        --         $       --
Corporate securities           1,296,000      3,510,000          4,806,000              --                 --                 --
                          ---------------------------------------------------    ---------------------------------------------------
                          $    1,296,000    $ 3,510,000        $ 4,806,000       $      --        $        --         $       --
                          ===================================================    ===================================================


         The gross realized gain on sales of available-for-sale securities totaled $6,282,000 in 2000. The gross unrealized gain of $3,510,000 in 2000 is recorded as a component of comprehensive income. The unrealized gain had no cash effect and therefore is not reflected in the Consolidated Statements of Cash Flows.

4.  LONG-TERM DEBT

         In June 1998, the Company restructured a loan and security agreement with a bank to provide for up to $15 million at the bank's prime rate plus 0.5%. In March 1999, the Company was in violation of a financial covenant under the loan. In June 1999, the bank waived the violation, took additional collateral and restructured the loan which resulted in increased principal payments. The loan bears interest at rates ranging from 7.5% to 10% at June 30, 2000. As part of the restructuring, the Company issued to the bank a warrant to purchase up to 180,000 shares of common stock at an exercise price of $2.88 per share The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $241,000, which is being amortized over the life of the warrant. The unamortized deferred interest balance was $141,000 at June 30, 2000. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 2000, the balance outstanding on this loan was $9.2 million.

         In May 1999, the Company privately placed $1.8 million of 6% convertible subordinated notes due May 2002 and issued warrants to the note holders to purchase up to 300,000 shares of common stock at $2.45 per share. In February 2000, the Company caused the notes to be converted into 900,000 shares of common stock of the Company. The conversion price of the notes was $2 per share, which was below the trading market price of the stock on the day the notes were issued. As a result of this beneficial conversion price, the Company recognized an immediate charge to interest expense of $844,000 on these convertible notes. The Company recorded deferred interest expense on the warrants of $521,000, based upon a Black-Scholes valuation, and amortized the deferred interest over the life of the notes. The unamortized deferred interest balance was expensed in February 2000 when the notes were converted.

         In February 2000, the Company sold $15 million in four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. The Company issued to certain investors of the debentures a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $433,000 at June 30, 2000.

         The Company's principal payments for the long-term debt for the years ending June 30, 2001, 2002, 2003, 2004 and 2005 are $4.4 million, $2.8 million,
$1.7 million, $300,000 and $-0-, respectively. Due to the option of the Company to satisfy the $15 million subordinated convertible debentures with the issuance of common stock, the Company has excluded any principal payments on the convertible notes from the five year schedule of principal payments.

5.  STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

         The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), and a 1991 Stock Option Plan which provides for both incentive and non-qualified stock options (the "1991 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, and 8,300,000 shares under the 1983 Plan, 1983 Program, and 1991 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan and the 1983 Program have expired and no additional options may be granted under such plans.

         The following table summarizes stock option activity through June 30, 2000:


                                                                                                               Weighted
                                                                                       Shares               Average Price
                                                                                  ------------------     ---------------------
Balance at June 30, 1997                                                                3,798,604               $ 10.66
   Granted                                                                              1,814,750               $  8.89
   Exercised                                                                             (135,660)              $  5.44
   Terminated/Expired                                                                    (391,771)              $ 11.47
                                                                                  ------------------
Balance at June 30, 1998                                                                5,085,923               $ 10.11
   Granted                                                                              2,617,008               $  4.90
   Exercised                                                                             (129,918)              $  0.01
   Terminated/Expired                                                                  (2,373,791)              $ 10.08
                                                                                  ------------------
Balance at June 30, 1999                                                                5,199,222               $  7.75
   Granted                                                                              2,672,300               $  6.27
   Exercised                                                                             (501,894)              $  5.11
   Terminated/Expired                                                                    (675,788)              $  6.64
                                                                                  ------------------
Balance at June 30, 2000                                                                6,693,840               $  7.47
                                                                                  ==================

Available for future grant under the 1983 Plan and the 1983 Program                            -0-
                                                                                  ==================
Available for future grant under the 1991 Plan                                          1,238,681
                                                                                  ==================




         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2000:


                                                                             Weighted
                                                           Weighted          Average                             Weighted
                 Range of Exercise         Number          Average          Remaining           Number           Average
                     Prices             Outstanding     Exercise Price   Contractual Life    Exercisable      Exercise Price
             ------------------------ ---------------- ----------------- ----------------- ----------------- -----------------
                 $2.375 - $2.75             840,750         $ 2.72          9.04 years            355,275         $ 2.73
                 $2.938 - $4.813            222,050         $ 4.034         8.58 years             32,450         $ 3.864
                     $4.875               1,138,000         $ 4.875         8.37 years            385,100         $ 4.875
                      $5.00                 332,065         $ 5.00          8.15 years            228,132         $ 5.00
                 $5.031 - $7.688            696,850         $ 5.70          5.38 years            618,650         $ 5.68
                      $7.75               1,315,500         $ 7.75          9.46 years             16,000         $ 7.75
                 $7.8125 - $9.25            419,800         $ 8.72          5.87 years            279,375         $ 8.82
                     $9.375                 684,900         $ 9.375         7.37 years            314,800         $ 9.375
                $9.4375 - $13.188           704,700         $12.41          6.40 years            429,845         $12.37
                $13.625 - $28.00            339,225         $19.54          3.07 years            314,943         $19.89
                                      ----------------                                     -----------------
                                          6,693,840          $7.47          7.62 years          2,974,570          $8.32
                                      ================                                     =================


         The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2000, 1999 or 1998. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:


                                                                       2000                 1999                   1998
                                                                -------------------   ------------------    -------------------
             Net loss
                As reported                                     $     (46,467,000)    $     (62,473,000)    $     (33,003,000)
                Pro forma                                             (52,716,000)          (67,386,000)          (36,422,000)

             Net loss per share
                As reported                                     $           (1.03)    $           (1.89)    $           (1.04)
                Pro forma                                                   (1.17)                (2.04)                (1.15)


         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate range of 5.63% to 6.63% (for all years); dividend yield of 0% (for all years); volatility factor of 83%, 78% and 66%; and a weighted-average expected term of 6 years, 7 years and 6 years. The estimated weighted average fair value at grant date for the options granted during 2000, 1999 and 1998 was $4.64, $3.23 and $5.85 per option, respectively.

         The following table summarizes common shares reserved for issuance at June 30, 2000 on exercise or conversion of:


                                                                       Shares
                                                                ----------------------
            Series F convertible preferred stock                          909,091
            Convertible subordinated debentures                         1,554,404
            Common stock options                                        7,932,521
            Common stock warrants                                       1,996,743
                                                                ----------------------
            Total common shares reserved for issuance                  12,392,759
                                                                ======================


WARRANTS

         At June 30, 2000, the Company had warrants outstanding to purchase 1,996,743 shares of common stock at prices ranging from $2.45 to $20 per share. The warrants expire on various dates from July 2000 through November 2004.

PREFERRED STOCK

         In September 1997, in conjunction with a license agreement (the "Schering License Agreement"), Schering Berlin Venture Corp. ("SBVC"), an affiliate of Schering AG, Germany ("Schering"), purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company.

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

         In May 2000, the Company entered into a joint venture with Baxter and sold 500,000 shares of its convertible Series F Preferred Stock for $20 million. If Alliance's common stock price averages $22 per share over a 20-day period within the next four years, the conversion price for the Series F Preferred Stock will be $22 per share. If the stock does not reach that price, the conversion price will be based on the market value of Alliance's common stock at the time of conversion. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

6.  LICENSE AGREEMENTS

         From February 1996 through June 1997, Hoechst Marion Roussel ("HMRI") was responsible for most of the costs of development and marketing of LIQUIVENT. In June 1997, the Company sold $2.5 million in clinical trial supplies to HMRI and recorded it as deferred revenue. In December 1997, the license agreement with HMRI was terminated. Therefore, since July 1, 1997 Alliance has been responsible for all LIQUIVENT development expenses worldwide. HMRI has no continuing rights to the development or marketing of LIQUIVENT. In September 1999, HMRI dismissed an arbitration proceeding filed against Alliance in September 1998, and Alliance agreed to repurchase the clinical trial supplies from HMRI for up to $3 million over time and under certain circumstances. The Company converted the balance of deferred revenue to accrued expenses at June 30, 1999. During fiscal 2000, the Company repurchased all of the clinical trial supplies and the associated liability was reduced to $-0-.

         In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAVIST-TM- (formerly named IMAGENT-Registered Trademark-). In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company. IMAVIST is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAVIST.

         In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001.

7.  SALE OF TECHNOLOGY

         In November 1999, the Company completed the sale of certain aspects of its PULMOSPHERES-Registered Trademark- technology to Inhale Therapeutic Systems, Inc. ("Inhale") for $15 million in cash and $5 million in common stock of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale. The Company recorded net revenue of $14.1 million associated with this transaction.

8.  INCOME TAXES

         Significant components of the Company's deferred tax assets as of June 30, 2000 and 1999, respectively, are shown below. A valuation allowance of $144,955,000, of which $23,554,000 is related to 2000, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

         Deferred tax assets consist of the following:


                                                                                                    June 30,
                                                                                           2000                   1999
                                                                                   ---------------------   --------------------
             Net operating loss carryforwards                                      $      107,107,000      $       93,497,000
             Research and development credits                                              17,563,000              12,423,000
             Capitalized research expense                                                  14,883,000              12,047,000
             Other - net                                                                    5,402,000               3,434,000
                                                                                   ---------------------      -----------------
             Total deferred tax assets                                                    144,955,000             121,401,000
             Valuation allowance for deferred tax assets                                 (144,955,000)           (121,401,000)
                                                                                   ---------------------   --------------------
             Net deferred tax assets                                               $               --      $               --
                                                                                   =====================   ====================


         Approximately $3,580,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

         At June 30, 2000, the Company had federal and various state net operating loss carryforwards of approximately $299,820,000 and $37,735,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. Approximately $1,457,000 of California tax loss carryforwards expired in fiscal 2000 and will continue to expire (approximately $1,090,000 in fiscal 2001) unless previously utilized. Approximately $1,273,000 of federal tax loss carryforwards expired in fiscal 2000 and will continue to expire (approximately $1,851,000 in fiscal 2001) unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $14,355,000 and $4,937,000, respectively, which will begin expiring in fiscal 2001 unless previously utilized.

         Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred; however, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

9.  COMMITMENTS

         The Company leases certain office and research facilities in San Diego and certain equipment under operating leases. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the lease terms based on changes in the Consumer Price Index. Rent expense is recognized on a straight-line basis over the term of the leases.

         Minimum annual commitments related to operating lease payments at June 30, 2000 are as follows:


             Years ending June 30,
             ---------------------
                2001                                      $      3,495,000
                2002                                             3,605,000
                2003                                             1,830,000
                2004                                             1,216,000
                2005                                               805,000
                Thereafter                                       2,284,000
                                                          -------------------
                Total                                     $     13,235,000
                                                          ===================


         Rent expense for fiscal 2000, 1999, and 1998 was $4.2 million, $4.1 million and $3.4 million, respectively.

10.  SUBSEQUENT EVENT (UNAUDITED)

         In August 2000, the Company sold $10 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company will record an immediate charge to interest expense of $792,000 on these convertible debentures in the first quarter of fiscal year 2001. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $10 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share.

                                  EXHIBIT INDEX

         Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

         The following exhibits are being filed herewith:

       Number                           Document
    ------------    ------------------------------------------------------------
       10(pp)          License Agreement dated May 19, 2000 between the
                       Company and PFC Therapeutics, LLC (1)

       10(qq) Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000 between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC (1)

       10(rr) Alliance Manufacturing and Supplier Agreement dated May 19, 2000 between the Company and PFC
                       Therapeutics, LLC (1)

       10(ss) Baxter Manufacturing and Supplier Agreement dated May 19, 2000 between Baxter Healthcare Corporation and PFC Therapeutics, LLC (1)

       10(tt) Operating Agreement dated May 17, 2000 between the Company and Baxter Healthcare Corporation (1)

       10(uu) Preferred Stock Purchase Agreement dated May 19, 2000 between the Company and Baxter Healthcare Corporation

       10(vv) Deferred Stock Purchase Agreement dated May 19, 2000 between the Company and Baxter Healthcare Corporation

       10(ww) Security Agreement dated May 19, 2000 between the Company and PFC Therapeutics, LLC (1)

         21            Subsidiary List

        23.1           Consent of Ernst & Young LLP, Independent Auditors


            (1) A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.