Form 10-Q
period 2000-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2000-11-06
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
------------      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                     14-1644018
---------------------------------            -------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

3040 Science Park Road
SAN DIEGO, CALIFORNIA                        92121
---------------------------------            -------------------------------
(Address of principal                        Zip Code
executive offices)

Registrant's telephone number,
including area code:                         (858) 410-5200
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

As of November 1, 2000, Registrant had 48,238,953 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES


INDEX

                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets                                 3

     Condensed Consolidated Statements of Operations                       4

     Condensed Consolidated Statements of Cash Flows                       5

     Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        12

Item 6.  Exhibits and Reports on Form 8-K                                 12

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30,                 JUNE 30,
                                                                                        2000                        2000
                                                                                -----------------------    -----------------------
                                                                                    (UNAUDITED)                   (NOTE)
     ASSETS

     CURRENT ASSETS:
         Cash and cash equivalents                                                $   27,015,000                $   28,721,000
         Short-term investments                                                          822,000                     4,806,000
         Other receivable                                                              3,908,000                     1,046,000
         Research revenue receivable                                                           -                       146,000
         Other current assets                                                            472,000                       276,000
                                                                                -----------------------    -----------------------
                   Total current assets                                               32,217,000                    34,995,000

     PROPERTY, PLANT AND EQUIPMENT - NET                                              19,287,000                    20,309,000
     PURCHASED TECHNOLOGY - NET                                                        9,774,000                    10,065,000
     RESTRICTED CASH                                                                   5,000,000                     5,000,000
     INVESTMENT IN JOINT VENTURE                                                       5,000,000                     5,000,000
     OTHER ASSETS - NET                                                                  539,000                       580,000
                                                                                -----------------------    -----------------------
                                                                                  $   71,817,000                $   75,949,000
                                                                                =======================    =======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
         Accounts payable                                                         $    4,628,000                $    4,983,000
         Accrued expenses                                                              2,701,000                     4,101,000
         Deferred revenue                                                             10,000,000                    10,000,000
         Current portion of long-term debt                                             4,667,000                     4,586,000
                                                                                -----------------------    -----------------------
                   Total current liabilities                                          21,996,000                    23,670,000

     LONG-TERM DEBT                                                                   27,626,000                    19,013,000

     STOCKHOLDERS' EQUITY:
         Preferred stock - $.01 par value; 5,000,000 shares authorized; 500,000 shares of Series F issued and outstanding at
              September 30, 2000 and June 30, 2000                                         5,000                         5,000
         Common stock - $.01 par value; 75,000,000 shares authorized; 47,695,971 and 47,233,454 shares issued and outstanding at
              September 30, 2000 and June 30, 2000, respectively                         480,000                       472,000
         Additional paid-in capital                                                  408,377,000                   402,470,000
         Accumulated comprehensive income (loss)                                         364,000                     3,510,000
         Accumulated deficit                                                        (387,031,000)                 (373,191,000)
                                                                                -----------------------    -----------------------
                   Total stockholders' equity                                         22,195,000                    33,266,000
                                                                                -----------------------    -----------------------
                                                                                  $   71,817,000                $   75,949,000
                                                                                =======================    =======================

     Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2000            1999
                                                ------------    ------------
                                                        (UNAUDITED)
REVENUES:
     License and research revenue               $     14,000    $  1,568,000

OPERATING EXPENSES:
     Research and development                     13,865,000      10,413,000
     General and administrative                    2,420,000       1,712,000
                                                ------------    ------------
                                                  16,285,000      12,125,000
                                                ------------    ------------
LOSS FROM OPERATIONS                             (16,271,000)    (10,557,000)

IMPUTED INTEREST EXPENSE ON CONVERTIBLE NOTES     (1,082,000)           --
INVESTMENT INCOME                                  4,231,000         210,000
INTEREST EXPENSE                                    (718,000)       (373,000)
                                                ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES            $(13,840,000)   $(10,720,000)
                                                ============    ============

NET LOSS PER COMMON SHARE:
  Basic and diluted                             $      (0.29)   $      (0.25)
                                                ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                               47,541,000      43,510,000
                                                ============    ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           2000           1999
                                                                       ------------    ------------
                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                            $(13,840,000)   $(10,720,000)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                       1,556,000       1,811,000
      Imputed interest expense on convertible notes                       1,082,000            --
      Expense associated with warrant issuance                              210,000         144,000
      Gain on sale of equity securities                                  (3,723,000)           --
      Changes in operating assets and liabilities:
         Research revenue receivable                                        146,000       2,636,000
         Other assets and other receivable                               (3,017,000)        (44,000)
         Accounts payable and accrued expenses and other                 (1,740,000)     (2,497,000)
                                                                       ------------    ------------
Net cash used in operating activities                                   (19,326,000)     (8,670,000)
                                                                       ------------    ------------

INVESTING ACTIVITIES:
   Sales and maturities of short-term investments                         4,561,000            --
   Property, plant and equipment                                           (243,000)        (83,000)
                                                                       ------------    ------------
Net cash provided by (used in) investing activities                       4,318,000         (83,000)
                                                                       ------------    ------------

FINANCING ACTIVITIES:
   Issuance of common stock                                               2,191,000          17,000
   Proceeds from long-term debt                                          12,000,000            --
   Principal payments on long-term debt                                    (889,000)     (1,174,000)
                                                                       ------------    ------------
Net cash provided by (used in) financing activities                      13,302,000      (1,157,000)
                                                                       ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,706,000)     (9,910,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         28,721,000      19,081,000
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 27,015,000    $  9,171,000
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                       $    536,000    $    315,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Deferred interest expense on long-term debt                         $       --      $     63,000
   Issuance of common stock upon conversion of notes                   $  2,600,000    $       --

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc., its wholly owned subsidiary Alliance Pharmaceutical GmbH, from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2000 have been reclassified to conform to the current year's presentation.

INTERIM CONDENSED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

PURCHASED TECHNOLOGY

         The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the OXYGEN-TM- (temporary blood substitute) and LIQUIVENT(R) (intrapulmonary oxygen carrier) products.

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $9.8 million and $10.1 million, and is reported net of accumulated amortization of $13.5 million and $13.2 million at September 30 and June 30, 2000, respectively.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties, and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

COMPREHENSIVE INCOME (LOSS)

         Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended September 30, 2000 and 1999, the total comprehensive loss, which includes the unrealized loss on available-for-sale securities, was $16,986,000 and $10,720,000, respectively.

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

2.  SUBSEQUENT EVENT

         In October 2000, the Company entered into an agreement to acquire all shares of Molecular Biosystems Inc. ("MBI") in exchange for 770,000 shares of Alliance stock, subject to adjustment downward under certain circumstances. MBI is the developer of Optison(R), an intravenous ultrasound contrast agent being marketed in both the United States and Europe. The proposed acquisition of MBI is subject to the approval of MBI's shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(References to years are to the Company's fiscal years ended June 30.)

         Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of September 30, 2000, has an accumulated deficit of $387 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempt to commercialize its products.

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

LIQUIDITY AND CAPITAL RESOURCES

         Through September 2000, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

         In August and September 2000, the Company sold $12 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share.

         In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and, in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are to be repaid over four years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On September 30, 2000, the balance outstanding on this loan was $8.3 million.

         In May 2000, Alliance and Baxter Healthcare Corporation ("Baxter") entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001.

         The Company had net working capital of $10.2 million at September 30, 2000, compared to $11.3 million at June 30, 2000. The Company's cash, cash equivalents, and short-term investments decreased to $27.8 million at September 30, 2000, from $33.5 million at June 30, 2000. The decrease resulted primarily from cash used in operations of $19.3 million and principal payments on long-term debt of $889,000, partially offset by proceeds of $12 million from the sale of convertible debentures and proceeds of $2.2 million from the exercise of options and warrants. At September 30, 2000, the Company had other receivables of $3.9 million relating to the proceeds from the sale of short-term investments. This receivable has been subsequently received by the Company. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

         The Company expects to incur substantial expenditures associated with product development, particularly for IMAVIST-TM-, LIQUIVENT and OXYGENT. The Company is seeking additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.


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

         While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAVIST at its existing San Diego, California facilities and for LIQUIVENT at its Otisville, New York facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the U.S. Food and Drug Administration ("FDA") will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Company currently has responsibility for manufacturing Oxygent; however, Baxter has the right to take over responsibility for manufacturing the product for sale in the Baxter Territory. The license agreement with Schering AG, Germany ("Schering") requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-47032).

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's license and research revenue decreased to $14,000 for the three months ended September 30, 2000, compared to $1.6 million for the three months ended September 30, 1999. The decrease was primarily a result of the decreased research revenue from the license agreement with Schering. The Company expects revenue to decrease in 2001 compared to 2000, primarily because 2000 included substantial revenue as a result of the sale of certain aspects of its PULMOSPHERES(R) technology to Inhale Therapeutic Systems, Inc.

         Research and development expenses increased by approximately 34% to $13.9 million for the three months ended September 30, 2000, compared to $10.4 million for the three months ended September 30, 1999. The increase in expenses was primarily due to a $2.1 million increase in payments to outside researchers for preclinical and clinical trials and other product development work, a $826,000 increase in staffing costs for employees engaged in research and development activities, as well as other increases related to the Company's research and development activities.

         General and administrative expenses increased by 41% to $2.4 million for the three months ended September 30, 2000, compared to $1.7 million for the three months ended September 30, 1999. The increase in general and administrative expenses was primarily due to increased salaries and wages and professional fees.

         Investment income was $4.2 million for the three months ended September 30, 2000, compared to $210,000 for the three months ended September 30, 1999. The increase was primarily a result of an increase in realized gains from the sale of short-term investments.

         Interest expense was $718,000 for the three months ended September 30, 2000, compared to $373,000 for the three months ended September 30, 1999. The increase was primarily a result of higher average long-term debt balances.

         For the three months ended September 30, 2000, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million subordinated convertible debentures.

         Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company's historical results are not necessarily indicative of future results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2000.

PART II  OTHER INFORMATION:

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 22, 2000, the Company sold $10 million principal amount of convertible subordinated notes to Brown Simpson Partners I, Ltd., Narragansett I, LP, Narragansett Offshore, Ltd., SDS Merchant Fund, LP, Castle Creek Healthcare Partners LLC, CCL Fund LLC. On September 8, 2000, the Company sold an additional $2 million of such notes to Jan A. Dekker. The securities convert at any time upon the request of the holder into common stock of the Company at $13.32 per share, subject to certain antidilution provisions. The investors have the option to purchase an additional $12 million of similar debentures and Alliance has certain rights to require the investors to purchase the additional debentures. The investors are all accredited investors and the transactions were exempt from registration with the Securities and Exchange Commission under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated under the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (i)      Form of 5% debenture (1)

         (ii)     Form of securities purchase agreement (1)

         (iii)    Form of registration rights agreement (1)

(1) Incorporated by reference to the Company's Report on Form 8-K dated August 22, 2000

(b)      Report on Form 8-K

         The Company filed a current report on Form 8-K dated August 22, 2000 stating that it sold $10 million principal amount four-year subordinated convertible debentures. The investors have the option to purchase an additional $10 million of similar debentures and Alliance has certain rights to require the investors to purchase the additional debentures.

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

Date:  November 3, 2000