Form 10-Q
period 2000-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2001-02-14
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1644018 (I.R.S. Employer Identification Number)
3040 Science Park Road San Diego, California (Address of principal executive offices)	92121 Zip Code
858/410-5200 Registrant's telephone number, including area code

    Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of February 9, 2001, Registrant had 49,494,846 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

Part I Financial Information:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2000
	(Unaudited)	(Notes)
Assets
Current assets:
Cash and cash equivalents	$29,427,000	$28,721,000
Short-term investments	676,000	4,806,000
Other receivable	—	1,046,000
Research revenue receivable	—	146,000
Other current assets	542,000	276,000

Total current assets	30,645,000	34,995,000
Property, plant and equipment — net	19,118,000	20,309,000
Purchased technology — net	14,520,000	10,065,000
Restricted cash	6,500,000	5,000,000
Investment in joint venture	5,000,000	5,000,000
Other assets — net	2,749,000	580,000

	$78,532,000	$75,949,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,643,000	$4,983,000
Accrued expenses	4,698,000	4,101,000
Current portion of long-term debt	4,639,000	4,586,000

Total current liabilities	14,980,000	13,670,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	30,329,000	19,013,000
Stockholders' equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; 500,000 shares of Series F issued and outstanding at December 31, 2000 and June 30, 2000	5,000	5,000
Common stock — $.01 par value; 125,000,000 shares authorized; 49,438,569 and 47,233,454 shares issued and outstanding at December 31, 2000 and June 30, 2000, respectively	494,000	472,000
Additional paid-in capital	425,409,000	402,470,000
Accumulated comprehensive income (loss)	192,000	3,510,000
Accumulated deficit	(402,877,000)	(373,191,000)

Total stockholders' equity	23,223,000	33,266,000

	$78,532,000	$75,949,000

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Revenues:
License and research revenue	$396,000	$14,204,000	$410,000	$15,772,000
Operating expenses:
Research and development	13,926,000	14,651,000	27,791,000	25,064,000
General and administrative	2,261,000	2,634,000	4,681,000	4,346,000

	16,187,000	17,285,000	32,472,000	29,410,000

Loss from operations	(15,791,000)	(3,081,000)	(32,062,000)	(13,638,000)
Imputed interest expense on convertible notes	—	—	(1,082,000)	—
Investment income	514,000	312,000	4,745,000	522,000
Interest expense	(569,000)	(320,000)	(1,287,000)	(693,000)

Net loss applicable to common shares	$(15,846,000)	$(3,089,000)	$(29,686,000)	$(13,809,000)

Net loss per common share:
Basic and diluted	$(0.33)	$(0.07)	$(0.62)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	48,429,000	44,225,000	47,985,000	43,868,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2000	1999
	(Unaudited)
Operating activities:
Net loss	$(29,686,000)	$(13,809,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,128,000	3,434,000
Imputed interest expense on convertible notes	1,082,000	—
Expense associated with warrant and debt issuance	307,000	441,000
Gain on sale of equity securities	(3,723,000)	—
Receipt of equity securities in exchange for technology	—	(4,800,000)
Issuance of common stock in exchange for technology	—	5,000,000
Non-cash compensation — net	50,000	—
Changes in operating assets and liabilities:
Research revenue receivable	146,000	3,825,000
Restricted cash and other assets	(735,000)	16,000
Accounts payable, accrued expenses and other	(3,083,000)	(27,000)

Net cash used in operating activities	(32,514,000)	(5,920,000)

Investing activities:
Sales and maturities of short-term investments	4,561,000	—
Cash acquired from MBI acquisition	7,951,000	—
Property, plant and equipment	(1,346,000)	(123,000)

Net cash provided by (used in) investing activities	11,166,000	(123,000)

Financing activities:
Issuance of common stock	3,610,000	78,000
Proceeds from long-term debt	19,000,000	—
Proceeds from option to purchase convertible notes	1,500,000	—
Principal payments on long-term debt	(2,056,000)	(2,674,000)

Net cash provided by (used in) financing activities	22,054,000	(2,596,000)

Increase (decrease) in cash and cash equivalents	706,000	(8,639,000)
Cash and cash equivalents at beginning of period	28,721,000	19,081,000

Cash and cash equivalents at end of period	$29,427,000	$10,442,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to MBI acquisition	$10,526,000	$—
Net liabilities acquired from MBI acquisition	$1,860,000	$—
Issuance of common stock upon conversion of notes	$6,100,000	$—
Deferred interest expense on long-term debt	$—	$127,000

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

Principles of Consolidation

    The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its recently acquired subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc., its wholly owned subsidiary Alliance Pharmaceutical GmbH, from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2000 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements

    The condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations for the three and six months ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Purchased Technology

    The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in fiscal 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) and LiquiVent® (intrapulmonary oxygen carrier) products. Purchased technology also includes $5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

    The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $9.5 million and $10.1 million, net of accumulated amortization of $13.7 million and $13.2 million at December 31 and June 30, 2000, respectively. The technology acquired from MBI has a book value of $5 million and is being amortized over four years.

    The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income and Loss

    Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended December 31, 2000 and 1999, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $16,019,000 and $100,000, respectively. During the six months ended December 31, 2000 and 1999, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $33,004,000 and $10,820,000, respectively.

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

2. ACQUISITION OF MOLECULAR BIOSYSTEMS, INC.

    On December 29, 2000, the Company acquired MBI in exchange for 770,000 shares of Alliance common stock. MBI is the developer of Optison®, an intravenous ultrasound contrast agent being marketed in both the United States and Europe. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

    A summary of the MBI acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:
Issuance of common stock	$10,526,000
Acquisition-related expenses	600,000

$11,126,000

Allocated to assets and liabilities as follows:
Tangible assets acquired	$10,130,000
Assumed liabilities	(4,040,000)
Purchased technology	5,036,000

$11,126,000

    Assuming that the acquisition of MBI had occurred on the first day of the Company's fiscal year ended June 30, 2000, (unaudited) pro forma condensed consolidated financial information would be as follows:

	Six months ended December 31,
	2000	1999
Revenues	$2,114,000	$20,122,000
Net Loss	(33,870,000)	(16,658,000)
Net loss per share, basic and diluted	(0.71)	(0.38)

    This pro forma information is not necessarily indicative of the actual results that would have been achieved had MBI been acquired the first day of the Company's fiscal year ended June 30, 2000, nor is it necessarily indicative of future results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company's fiscal years ended June 30.)

    Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of December 31, 2000, has an accumulated deficit of $402.9 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempt to commercialize its products.

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

Liquidity and Capital Resources

    Through December 2000, the Company financed its activities primarily from public and private sales of equity and debt securities, and funding from collaborations with corporate partners.

    In November 2000, the Company sold $7 million in principal amount of five-year 6% subordinated convertible notes to certain investors. The notes are convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $15.72 per share, subject to certain antidilution provisions. The Company will have certain rights to cause the notes to convert into common stock. The investors also paid $1.5 million for the option to purchase at any time $9.9 million of zero-coupon subordinated convertible notes, convertible into Alliance common stock at $22.17 per share, subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes.

    In August and September 2000, the Company sold $12 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share, subject to certain antidilution provisions.

    In February 2000, the Company sold $15 million in four-year 5% subordinated convertible debentures to certain investors. During the six months ended December 31, 2000, $6.1 million of these debentures were converted into 632,124 shares of Alliance common stock.

    In January 1997, the Company entered into a loan and security agreement with a bank under which the Company received $3.5 million and, in December 1997, the amount available under the loan was increased to $15.2 million. In June 1998, the Company restructured the loan to provide for up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are scheduled to be repaid over three years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On December 31, 2000, the balance outstanding on this loan was $7.1 million.

    In May 2000, Alliance and Baxter Healthcare Corporation ("Baxter") entered into a joint venture for the manufacture, marketing, sales and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for Oxygent's initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In order for Baxter to maintain its rights to commercialize the product, Baxter is required to purchase $15 million of convertible redeemable preferred stock from Alliance in March 2001 and an additional $15 million of such stock in September 2001.

    The Company had net working capital of $15.7 million at December 31, 2000, compared to $21.3 million at June 30, 2000. The Company's cash, cash equivalents, and short-term investments decreased to $30.1 million at December 31, 2000, from $33.5 million at June 30, 2000. The decrease resulted primarily from net cash used in operations of $32.5 million and principal payments on long-term debt of $2.1 million, partially offset by proceeds of $19 million from the sale of convertible debentures and notes and proceeds of $4.6 million from the sale of short-term investments. As a result of the MBI acquisition, the Company increased its cash and marketable securities by $8 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

    On January 8, 2001, the Company announced that it had voluntarily suspended enrollment in its Phase 3 cardiac surgery study with Oxygent due to an imbalance between the treatment and control groups in certain adverse events, primarily the incidence of stroke. While the frequency of these events in the Oxygent treatment group was in agreement with published data for patients undergoing cardiac bypass surgery, the control group frequency was remarkably low, causing the imbalance. Oxygent has been evaluated in 19 clinical studies involving more than 1,400 subjects. The events that prompted the suspension of the study were not apparent in the previous studies, which include a completed Phase 3 study with 492 general surgery patients that demonstrated significant reduction and avoidance in blood usage compared to the control population. The Company is currently investigating the reasons for the imbalance. On January 22, 2001, the Company announced that it was reducing its workforce by approximately 50 employees and undertaking other planned decreases in expenditures to conserve cash. The Company anticipates that these actions will result in cost savings of approximately $14 million annualized.

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

    The Company expects to incur substantial expenditures associated with product development, particularly for Imavist™ and Oxygent. The Company is seeking additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. With respect to LiquiVent, prior to the end of the fiscal year the Company expects to receive preliminary data from its recently completed Phase 2/3 clinical trial. If the data is favorable, the Company intends to seek a partner prior to undertaking further development of the product. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

    Alliance anticipates that its current capital resources, expected equity investments by Baxter and expected revenue from investments will be adequate to satisfy its capital requirements through at least calendar 2001. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

    Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-47032) and Form S-4 (File No. 333-49676).

Results of Operations

  Six Months ended December 31, 2000 as Compared with Six Months ended December 31, 1999

    The Company's license and research revenue decreased to $410,000 for the six months ended December 31, 2000, compared to $15.8 million for the six months ended December 31, 1999. Fiscal year 2000 revenue included $14.1 million from the sale of certain aspects of its PulmoSpheres® technology to Inhale Therapeutic Systems, Inc ("Inhale"). The Company expects revenue to decrease in 2001 compared to 2000, primarily because 2000 included substantial revenue received from Inhale.

    Research and development expenses increased by 11% to $27.8 million for the six months ended December 31, 2000, compared to $25.1 million for the six months ended December 31, 1999. The increase in expenses was primarily due to a $1.6 million increase in payments to outside researchers for clinical trials and other product development work, a $700,000 increase in staffing costs for employees engaged in research and development activities, as well as other increases related to the Company's research and development activities.

    General and administrative expenses increased by approximately 9% to $4.7 million for the six months ended December 31, 2000, compared to $4.3 million for the six months ended December 31, 1999. The increase in general and administrative expenses was primarily due to increased professional fees resulting from financing activities.

    Investment income was $4.7 million for the six months ended December 31, 2000, compared to $522,000 for the six months ended December 31, 1999. The increase was primarily a result of an increase in realized gains from the sale of short-term investments.

    Interest expense was $1.3 million for the six months ended December 31, 2000, compared to $693,000 for the six months ended December 31, 1999. The increase was primarily a result of higher average long-term debt balances.

    For the six months ended December 31, 2000, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million subordinated convertible debentures.

  Three Months ended December 31, 2000 as Compared with Three Months ended December 31, 1999

    The Company's license and research revenue decreased to $396,000 for the three months ended December 31, 2000, compared to $14.2 million for the three months ended December 31, 1999. Fiscal year 2000 included net proceeds of $14.1 million from the sale of technology to Inhale.

    Research and development expenses decreased by approximately 5% to $13.9 million for the three months ended December 31, 2000, compared to $14.7 million for the three months ended December 31, 1999. The decrease in expenses was primarily due to a $500,000 decrease in payments to outside researchers for clinical trials and other product development work, as well as other decreases related to the Company's research and development activities.

    General and administrative expenses were $2.3 million for the three months ended December 31, 2000, compared to $2.6 million for the three months ended December 31, 1999. The decrease in general and administrative expenses was primarily due to decreased professional fees.

    Investment income was $514,000 for the three months ended December 31, 2000, compared to $312,000 for the three months ended December 31, 1999. The increase was primarily a result of higher average cash and short-term investment balances.

    Interest expense was $569,000 for the three months ended December 31, 2000, compared to $320,000 for the three months ended December 31, 1999. The increase was primarily a result of higher average long-term debt balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2000.

Part II Other Information:

Item 2. Changes in Securities and Use of Proceeds

    On November 7, 2000, the Company sold $7 million principal amount of convertible subordinated notes to UBS AG and PIPES Corporate Strategies Limited. The securities convert at any time upon the request of the holder into common stock of the Company at $15.72 per share, subject to certain antidilution provisions. The investors have the option to purchase $9.9 million of zero coupon subordinated convertible notes, convertible at $22.17 per share, subject to certain antidilution provisions. The investors are all accredited investors and the transactions were exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

    An annual meeting of shareholders was held on November 8, 2000. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

Director	For	Against	Withheld	Broker Non-Votes
Pedro Cuatrecasas, M.D.	33,975,243	0	1,380,360	0
Fred M. Hershenson, Ph.D.	33,976,873	0	1,378,730	0
Carroll O. Johnson	33,859,573	0	1,496,030	0
Stephen M. McGrath	33,976,973	0	1,378,630	0
Donald E. O'Neill	33,971,873	0	1,383,730	0
Helen M. Ranney, M.D.	33,856,543	0	1,499,060	0
Jean G. Riess, Ph.D.	33,862,058	0	1,493,545	0
Duane J. Roth	32,198,549	0	3,157,054	0
Theodore D. Roth	32,284,969	0	3,070,634	0
Thomas F. Zuck, M.D.	33,873,643	0	1,481,960	0

    The shareholders of the Company voted to increase the number of authorized shares of Common Stock from 75,000,000 shares to 125,000,000 shares thereunder in accordance with the following vote:

33,840,851 For	1,421,593 Against	93,159 Withheld	Broker Non-Votes

    The shareholders of the Company voted to approve the 2000 Stock Option Plan of the Company in accordance with the following vote:

31,754,165 For	3,496,622 Against	104,816 Withheld	Broker Non-Votes

    The shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 2001 in accordance with the following vote:

35,277,874 For	38,548 Against	39,181 Withheld	Broker Non-Votes

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

4(i)	Form of 6% Convertible Note dated as of November 15, 2000
4(ii)	Form of Option Agreement and Zero Coupon Convertible Note dated as of November 8, 2000
4(iii)	Form of Collateral Pledge and Security Agreement dated as of November 15, 2000
10(a)	Amendment No. 2 to the License Agreement dated as of September 23, 1997 between the Company and Schering Aktiengesellschaft
10(b)	Consulting Agreement between Alliance Pharmaceutical GmbH and Jean Riess[1]

1
Management contract of compensatory plan or arrangement required to be filed.

(b)
Reports on Form 8-K

    NONE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant)
/s/ Tim T. Hart Tim T. Hart Chief Financial Officer and Treasurer

Date: February 13, 2001

Alliance Pharmaceutical Corp.
Form 10-Q
EXHIBIT INDEX

    The following exhibits are being filed herewith:

Number	Document
4(i)	Form of 6% Convertible Note dated as of November 15, 2000
4(ii)	Form of Option Agreement and Zero Coupon Convertible Note dated as of November 8, 2000
4(iii)	Form of Collateral Pledge and Security Agreement dated as of November 15, 2000
10(a)	Amendment No. 2 to the License Agreement dated as of September 23, 1997 between the Company and Schering Aktiengesellschaft
10(b)	Consulting Agreement between Alliance Pharmaceutical GmbH and Jean Riess[1]

1
Management contract of compensatory plan or arrangement required to be filed.

QuickLinks

  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
  Part I Financial Information:
  Item 1. Financial Statements
  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1. Organization and Summary of Significant Accounting Policies
  2. ACQUISITION OF MOLECULAR BIOSYSTEMS, INC.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company's fiscal years ended June 30.)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II Other Information:
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES
Alliance Pharmaceutical Corp. Form 10-Q EXHIBIT INDEX