Form 10-Q
period 2001-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2001-05-15
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1644018 (I.R.S. Employer Identification Number)
3040 Science Park Road San Diego, California (Address of principal executive offices)	92121 Zip Code
Registrant's telephone number, including area code:	858/410-5200

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

As of May 9, 2001, Registrant had 49,539,271 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 6. Exhibits and Reports on Form 8-K	14

Part I Financial Information:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	June 30, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$13,497,000	$28,721,000
Short-term investments	327,000	4,806,000
Research revenue receivable	—	146,000
Restricted cash	975,000	—
Other current assets	1,327,000	1,322,000

Total current assets	16,126,000	34,995,000
Property, plant and equipment — net	19,208,000	20,309,000
Purchased technology — net	13,915,000	10,065,000
Restricted cash	5,525,000	5,000,000
Investment in joint venture	5,000,000	5,000,000
Other assets — net	1,380,000	580,000

	$61,154,000	$75,949,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,830,000	$4,983,000
Accrued expenses	2,684,000	4,101,000
Current portion of long-term debt	3,589,000	4,586,000

Total current liabilities	15,103,000	13,670,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	29,954,000	19,013,000
Stockholders' equity:
Preferred stock — $.01 par value; 5,000,000 shares authorized; 500,000 shares of Series F issued and outstanding at March 31, 2001 and June 30, 2000	5,000	5,000
Common stock — $.01 par value; 125,000,000 shares authorized; 49,521,159 and 47,233,454 shares issued and outstanding at March 31, 2001 and June 30, 2000, respectively	495,000	472,000
Additional paid-in capital	425,828,000	402,470,000
Accumulated comprehensive income (loss)	(131,000)	3,510,000
Accumulated deficit	(420,100,000)	(373,191,000)

Total stockholders' equity	6,097,000	33,266,000

	$61,154,000	$75,949,000

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
License and research revenue	$1,211,000	$9,000	$1,621,000	$15,781,000
Operating expenses:
Research and development	16,310,000	14,158,000	44,101,000	39,222,000
General and administrative	2,138,000	2,759,000	6,819,000	7,105,000

	18,448,000	16,917,000	50,920,000	46,327,000

Loss from operations	(17,237,000)	(16,908,000)	(49,299,000)	(30,546,000)
Imputed interest expense on convertible notes	—	(3,653,000)	(1,082,000)	(3,653,000)
Investment income	442,000	280,000	5,187,000	802,000
Interest expense	(428,000)	(806,000)	(1,715,000)	(1,499,000)

Net loss applicable to common shares	$(17,223,000)	$(21,087,000)	$(46,909,000)	$(34,896,000)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.46)	$(0.97)	$(0.78)

Weighted average shares outstanding:
Basic and diluted	49,492,000	45,924,000	48,485,000	44,543,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2001		2000
	(Unaudited)
Operating activities:
Net loss		$(46,909,000)	$(34,896,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization		5,002,000	4,747,000
Imputed interest expense on convertible debentures		1,082,000	3,653,000
Expense associated with warrant issuance		360,000	1,333,000
Gain on sale of equity securities		(3,723,000)	—
Receipt of equity securities in exchange for technology		—	(4,800,000)
Issuance of common stock in exchange for technology		—	5,000,000
Non-cash compensation — net		257,000	645,000
Changes in operating assets and liabilities:
Research revenue receivable		146,000	4,875,000
Restricted cash and other assets		(152,000)	27,000
Accounts payable and accrued expenses and other		(1,910,000)	106,000

Net cash used in operating activities		(45,847,000)	(19,310,000)

Investing activities:
Sales and maturities of short-term investments		4,588,000	—
Cash acquired from MBI acquisition		7,951,000	—
Property, plant and equipment — net		(2,716,000)	(314,000)

Net cash provided by (used in) investing activities		9,823,000	(314,000)

Financing activities:
Issuance of common stock		3,822,000	2,376,000
Proceeds from long-term debt		19,000,000	15,000,000
Proceeds from option to purchase convertible notes		1,500,000	—
Principal payments on long-term debt		(3,522,000)	(3,674,000)

Net cash provided by financing activities		20,800,000	13,702,000

Decrease in cash and cash equivalents		(15,224,000)	(5,922,000)
Cash and cash equivalents at beginning of period		28,721,000	19,081,000

Cash and cash equivalents at end of period		$13,497,000	$13,159,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to MBI acquisition		$10,526,000	$—
Net liabilities acquired from MBI acquisition		$1,860,000	$—
Issuance of common stock upon conversion of notes		$6,100,000	$1,800,000
Deferred interest expense on long-term debt	$		$92,000

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

Principles of Consolidation

    The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its recently acquired subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiary Astral, Inc., its wholly owned subsidiary MDV Technologies, Inc., its wholly owned subsidiary Alliance Pharmaceutical GmbH from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2000 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements

    The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

    The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a book value of $9.2 million and $10.1 million, net of accumulated amortization of $14 million and $13.2 million at March 31, 2001 and June 30, 2000, respectively. At March 31, 2001, the technology acquired from MBI has a book value of $4.7 million, net of accumulated amortization of $315,000, and is being amortized over four years.

    The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income and Loss

    Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended March 31, 2001 and 2000, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $17,546,000 and $13,207,000, respectively. During the nine months ended March 31, 2001 and 2000, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $50,550,000 and $24,027,000, respectively.

Net Income (Loss) Per Share

    The Company computes net loss per common share in accordance with the Financial Accounting Standards Board's Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

$11,126,000

    Assuming that the acquisition of MBI had occurred on the first day of the Company's fiscal year ended June 30, 2000, (unaudited) pro forma condensed consolidated financial information would be as follows:

	Nine months ended March 31,
	2001	2000
Revenues	$3,325,000	$20,131,000
Net Loss	(51,093,000)	(37,745,000)
Net loss per share, basic and diluted	(1.05)	(0.85)

    This pro forma information is not necessarily indicative of the actual results that would have been achieved had MBI been acquired the first day of the Company's fiscal year ended June 30, 2000, nor is it necessarily indicative of future results.

3. SUBSEQUENT EVENT

    On May 2, 2001, the Company announced that its agreement with Baxter Healthcare Corporation ("Baxter") for the continued development of Oxygent is proceeding as the two companies finalize a comprehensive international plan for seeking regulatory approvals for the product. As a result of this plan, which includes a revised timeline for clinical development and product launch, Baxter and Alliance have agreed to modify their original payment schedule. In connection with the announcement, Baxter made a $4 million investment in Alliance Series F Preferred Stock and will make a $3 million investment later in May 2001. In order to maintain its rights to the product, Baxter must invest an additional $23 million prior to the end of September 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company's fiscal years ended June 30.)

    Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of March 31, 2001, has an accumulated deficit of $420.1 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempt to commercialize its products.

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

Liquidity and Capital Resources

    Through March 2001, the Company financed its activities primarily from public and private sales of equity, debt financing and funding from collaborations with corporate partners.

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

    In February 2000, the Company sold $15 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. During the nine months ended March 31, 2001, $6.1 million of these debentures were converted into 632,124 shares of Alliance common stock.

    In June 1998, the Company entered into a loan and security agreement with a bank to provide for up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed are secured by a $5 million restricted certificate of deposit, by certain fixed assets and patents, and are scheduled to be repaid over three years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On March 31, 2001, the balance outstanding on this loan was $6 million.

    In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for Oxygent's initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. On May 2, 2001, Baxter made a $4 million investment in Alliance Series F Preferred Stock and agreed to make a $3 million investment later in May 2001. In order to maintain its rights to the product, Baxter must invest an additional $23 million prior to the end of September 2001.

    The Company had net working capital of $1,023,000 at March 31, 2001, compared to $21.3 million at June 30, 2000. The Company's cash, cash equivalents, and short-term investments decreased to

$13.8 million at March 31, 2001, from $33.5 million at June 30, 2000. The decrease resulted primarily from net cash used in operations of $45.8 million and principal payments on long-term debt of $3.5 million, partially offset by proceeds of $19 million from the sale of convertible debentures and notes and proceeds of $4.6 million from the sale of short-term investments. For the current quarter and until further clinical trials are initiated for Oxygent, Imavist or LiquiVent, the Company expects clinical trial expenses to decrease. As a result of the MBI acquisition in December 2000, the Company increased its cash and marketable securities by $8 million. Approximately $2.3 million of cash was used during the quarter ended March 31, 2001 for non-recurring liabilities related to the MBI acquisition. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

    On January 8, 2001, the Company announced that it had voluntarily suspended enrollment in its Phase 3 cardiac surgery study with Oxygent due to an imbalance between the treatment and control groups in certain adverse events, primarily the incidence of stroke. On January 22, 2001, the Company announced that it was reducing its workforce by approximately 50 employees and undertaking other planned decreases in expenditures to conserve cash. The terminated employees received non-recurring severance payments during the quarter. Until the Company hires additional employees, salary and wage expenses are expected to decrease.

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

    Alliance anticipates that its current capital resources, expected investments by Baxter and expected revenue from investments will be adequate to satisfy its capital requirements through at least calendar 2001. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

    While the Company believes that it can produce materials for clinical trials and the initial market launch for Oxygent and Imavist at its existing San Diego, California facilities, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the U.S. Food and Drug Administration ("FDA") will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Company currently has responsibility for manufacturing Oxygent; however, Baxter has the right to take over responsibility for manufacturing the product for sale in the Baxter Territory. The license agreement with Schering AG, Germany ("Schering") requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. The Company is in the process of moving its manufacturing equipment for LiquiVent to San Diego and intends to reestablish the manufacturing facility at such time as the Company deems appropriate. The Company is in the process of selling its facility in Otisville, New York.

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

Results of Operations

  Nine Months ended March 31, 2001 as Compared with Nine Months ended March 31, 2000

    The Company's license and research revenue decreased by $14.2 million to $1.6 million for the nine months ended March 31, 2001, compared to $15.8 million for the nine months ended March 31, 2000. Fiscal year 2000 revenue included $14.1 million from the sale of certain aspects of its PulmoSpheres® technology to Inhale Therapeutic Systems, Inc ("Inhale"). The Company expects revenue to decrease in 2001 compared to 2000, primarily because 2000 included substantial revenue received from Inhale.

    Research and development expenses increased by approximately 12% to $44.1 million for the nine months ended March 31, 2001, compared to $39.2 million for the nine months ended March 31, 2000. The increase in expenses was primarily due to a $3.1 million increase in payments to outside researchers for clinical trials and other product development work, a $950,000 increase in utility expenses, as well as other increases related to the Company's research and development activities.

    General and administrative expenses were $6.8 million for the nine months ended March 31, 2001, compared to $7.1 million for the nine months ended March 31, 2000. The decrease in general and administrative expenses was primarily due to decreased professional fees related to partnering and financing activities.

    Investment income was $5.2 million for the nine months ended March 31, 2001, compared to $802,000 for the nine months ended March 31, 2000. The increase was primarily a result of an increase in realized gains from the sale of short-term investments.

    Interest expense was $1.7 million for the nine months ended March 31, 2001, compared to $1.5 million for the nine months ended March 31, 2000. The increase was primarily a result of higher average long-term debt balances.

    For the nine months ended March 31, 2001, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million subordinated convertible debentures.

    In February 2000, the Company recorded interest expense of $3.7 million related to the beneficial conversion feature on the $15 million subordinated convertible debentures.

  Three Months ended March 31, 2001 as Compared with Three Months ended March 31, 2000

    The Company's license and research revenue increased to $1.2 million for the three months ended March 31, 2001, compared to $9,000 for the three months ended March 31, 2000. The increase is primarily a result of increased license revenue arising from a one-time payment from a patent licensee.

    Research and development expenses increased by 15% to $16.3 million for the three months ended March 31, 2001, compared to $14.2 million for the three months ended March 31, 2000. The increase in expenses was primarily due to a $1.5 million increase in payments to outside researchers for clinical trials and other product development work, as well as other increases related to the company's research and development activities.

    General and administrative expenses were $2.1 million for the three months ended March 31, 2001, compared to $2.8 million for the three months ended March 31, 2000. The decrease in general and administrative expenses was primarily due to decreased professional fees related to partnering and financing activities.

    Investment income and other was $442,000 for the three months ended March 31, 2001, compared to $280,000 for the three months ended March 31, 2000. The increase was primarily a result of an increase in realized gains from the sale of short-term investments.

    Interest expense was $428,000 for the three months ended March 31, 2001, compared to $806,000 for the three months ended March 31, 2000. The decrease was primarily due to non-cash interest expense charges related to warrants issued during fiscal 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2001.

Part II Other Information:

Item 1. Legal Proceedings

    On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against Alliance and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege violations of certain Federal securities laws in connection with Alliance's acquisition of MBI. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. Alliance believes that the lawsuits are completely without merit.

Item 6. Exhibits and Reports on Form 8-K

(a)

3	Restated Certificate of Incorporation of the Company filed on May 7, 2001
10(a)	Severance Agreement and Release between Artemios B. Vassos and the Company dated January 31, 2001(1)
10(b)	Consulting Agreement between Artemios B. Vassos and the Company dated November 4, 2000(1)
10(c)	1991 Stock Option Plan of the Company as amended through May 8, 2001
10(d)	2000 Stock Option Plan of the Company as amended through May 8, 2001
10(e)	2001 Stock Option Plan of the Company as amended through May 8, 2001

  (1)
  Management contract of compensatory plan or arrangement required to be filed.

(b)
Reports on Form 8-K

1.
The Company filed a Report on Form 8-K dated January 8, 2001, announcing that it voluntarily suspended enrollment in its Phase 3 cardiac surgery study with Oxygent due to an imbalance in certain adverse events, primarily the incidence of stroke.

2.
The Company filed a Report on Form 8-K dated January 12, 2001, stating that its wholly-owned subsidiary, Alliance Merger Subsidiary, Inc. ("Merger Sub"), and MBI completed the merger of Merger Sub with and into MBI with MBI surviving the merger as a wholly-owned subsidiary of the Company.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant) /s/ Tim T. Hart Tim T. Hart Chief Financial Officer and Treasurer

Date: May 14, 2001

QuickLinks

  ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  SIGNATURES