Form 10-K
period 2001-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2001-09-10
CIK 736994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-K

     (MARK ONE)

    ------
      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ------   EXCHANGE ACT OF 1934


     For the fiscal year ended               JUNE 30, 2001
                               -------------------------------------------------
                                       OR

    ------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ------   EXCHANGE ACT OF 1934


     For the transition period from                      to
                                    --------------------    --------------------

                         Commission file number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          New York                                       14-1644018
--------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

     3040 Science Park Road, San Diego, CA                    92121
     -------------------------------------                   -------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (858) 410-5200
                                                       -------------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                    -----------------------------------------
         NONE

--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                         common stock, par value $0.01.
-----------------------------------------------------------------------------
                                (TITLE OF CLASS)

-----------------------------------------------------------------------------
                                (TITLE OF CLASS)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market on August 31, 2001, was $58.6 million.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2001 was 49,541,071.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 2001 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

         EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. THE COMPANY REFERS YOU TO CAUTIONARY INFORMATION CONTAINED ELSEWHERE HEREIN, IN OTHER DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME, AND THOSE RISK FACTORS SET FORTH IN THE COMPANY'S MOST RECENT REGISTRATION STATEMENTS ON FORM S-3 (REGISTRATION NUMBER 333-47032) AND FORM S-4 (REPORT NUMBER 333-49676).

ITEM 1.  BUSINESS

         Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products and licensing these products to multinational pharmaceutical companies in exchange for fixed payments and royalty or profit sharing payments. Two of the Company's late stage products in development are OXYGENT(TM), an intravascular oxygen carrier to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency); and IMAVIST(TM) (formerly named IMAGENT(R)), an intravenous contrast agent for enhancement of ultrasound images to assess cardiac structure and function and to detect organ lesions and blood flow abnormalities. Alliance and Baxter Healthcare Corporation ("Baxter") have formed a joint venture to further develop and market OXYGENT in the U.S., Canada and Europe, and IMAVIST is licensed on a worldwide basis to Schering AG, Germany ("Schering").

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

PFC PRODUCTS

         Alliance's two primary products in development, OXYGENT and IMAVIST, are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases throughout the body.

OXYGENT. OXYGENT (perflubron emulsion) is an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It is intended to be used to provide oxygen to tissues during elective surgeries where substantial blood loss is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including, cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. A single unit of OXYGENT is expected to provide the equivalent oxygen delivery of one to two units of red blood cells.

         In addition to the well-publicized risks of infectious disease transmission (e.g., HIV, hepatitis) and potential immune suppression effects related to blood transfusions, there are emerging concerns regarding the availability and quality of donor blood. The National Blood Data Resource Center ("NBDRC") has released data showing that blood donations have decreased while blood usage has increased over the past several years. This expected blood shortage may be further exacerbated by an August 27, 2001 recommendation by the U.S. Food and Drug Administration ("FDA") to prohibit blood donations from people who spent three or more cumulative months in the United Kingdom from 1980 through 1996 or five or more cumulative years in France from 1980 to the present, and military personnel who spent six or more months at any U.S. military base in Northern Europe. The FDA also recommended that the prohibition eventually be expanded to anyone who spent five or more years in Europe from 1980 to the present. In addition, the Red Cross, which collects half the U.S. blood supply, announced plans to prohibit donations from anyone who spent three or more months in the U.K. and six months anywhere in Europe. These recommendations are part of an effort to exclude donors who are potentially at risk of having been exposed to infected beef that may be linked to new variant Creutzfeldt-Jakob (nvCJD) disease. Additionally, there are concerns regarding the quality of donor blood because of a "storage lesion" effect. This effect is a progressive deterioration of red blood cell function that occurs while the blood is stored. This reduces the immediate oxygen transport effectiveness of the donor red cells, which are typically stored for up to six weeks prior to their use in transfusions.

         These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries. OXYGENT is a sterile emulsion that is compatible with all blood types and is expected to have a shelf-life of approximately two years. It is manufactured using a cost-effective, proprietary process at Alliance's commercial-scale facility that has the potential to produce approximately 800,000 units annually. OXYGENT may be used with other blood sparing techniques, including Alliance's proprietary AUGMENTED ACUTE NORMOVOLEMIC HEMODILUTION(TM) technique.

         In September 2000, the Company announced that its analysis of the data from a Phase 3 study in Europe demonstrated that the product provided a statistically significant reduction in the need for donor blood in patients undergoing a variety of general surgery procedures. Additionally, a greater percentage of patients in the OXYGENT-treated group were able to avoid the need for any donor blood transfusion as compared to the control group. In January 2001, the Company voluntarily suspended enrollment in an on-going Phase 3 cardiac surgery study in the U.S. due to an imbalance in certain adverse events, primarily the incidence of stroke. While the frequency of these adverse events in the OXYGENT treatment group was consistent with published data for patients undergoing cardiac bypass surgery, the control group frequency was remarkably low, causing a disparity in the proportion between the treatment and control patients. Subsequent to the year end, Alliance met with the FDA regarding the continuing clinical development of OXYGENT and presented a data analysis that explained reasons for the imbalance. A final report with additional analyses, including support for the design of a new study, will be submitted to the FDA later this year. Following this submission, the Company anticipates providing the FDA and international regulatory authorities with an expanded clinical development plan that includes a new pivotal Phase 3 study with general surgery patients.

         In May 2000, the Company and Baxter entered into a joint venture for the manufacturing, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union (the "Baxter Territory"). Under the arrangement, Baxter purchased $20 million of convertible Series F Preferred Stock in Alliance. In order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain OXYGENT related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock, and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. The $19 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

IMAVIST (formerly named "IMAGENT"). IMAVIST is an intravenous contrast agent for enhancement of ultrasound images to assess cardiac function. IMAVIST also has the potential to detect organ lesions and blood flow abnormalities. More than 30 million scans of the heart, vasculature, and abdominal organs are performed annually in the U.S., some of which may potentially benefit from a cost-effective contrast agent. To be successful in the marketplace, ultrasound contrast agents should provide enhanced diagnostic images during several minutes of scanning, be easy to use, be stable during transportation, and have a long shelf-life. IMAVIST is being developed to meet these requirements.

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

         In 1999, the Company completed two Phase 3 studies with IMAVIST that successfully demonstrated a clinically and highly statistically significant improvement in visualization of the walls of the heart (endocardial border delineation) compared to standard (non-contrasted) ultrasound imaging. In October 1999, the Company submitted a New Drug Application ("NDA") to the FDA and, in August 2000, received a letter from the FDA stating that it found the NDA to be approvable upon satisfactory response to certain issues identified in the review process. In August 2001, the Company submitted documentation to the FDA, and the Company believes that the submission fully addresses the issues noted by the FDA. The Company hopes to receive final approval and permission for marketing IMAVIST in the U.S. later this year.

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

LIQUIVENT. LIQUIVENT (neat perflubron), an intrapulmonary agent for use in reducing a patient's exposure to the harmful effects of conventional mechanical ventilation, was in a Phase 2-3 clinical trial involving adult patients with acute lung injury and acute respiratory distress syndrome ("ARDS") in the U.S., Canada and Europe. In May 2001, the Company announced that efficacy data from the study revealed that partial liquid ventilation ("PLV"), the Company's proprietary technique to administer LIQUIVENT, did not meet either the primary study endpoint for improvement in "ventilator free days" or the secondary endpoint of improvement in 28-day mortality. Safety data demonstrated that LIQUIVENT, an oxygen-carrying liquid, was well tolerated by the patients. The Company does not contemplate further PLV studies with adult ARDS patients, but intends to pursue the use of LIQUIVENT for other indications in the treatment of lung disease, such as use of the product as a liquid carrier to facilitate the delivery of drugs into the lungs.

         Alliance is also supporting internal research efforts to expand the applicability of its core technologies. These efforts include the development of dry powder microscopic particle formulations for the delivery of antibodies and other immunologic agents via the respiratory tract. In addition, the Company intends to consider other technologies that may be available for licensing and research agreements with other institutions or inventors. Alliance intends, where appropriate, to seek outside sources of funding. If new license and research agreements are added and the Company is not able to obtain outside sources of funding, the Company's losses from research and development activities are expected to increase significantly.

         The Company's products require substantial development efforts. The Company may encounter unforeseen technical or other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, technological change, or product development by others, any of which may materially adversely affect its business. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 2001, 2000 and 1999, the Company incurred research and development expenses of $55.3 million, $54.6 million and $60.4 million, respectively.

METRACOR TECHNOLOGIES, INC.

         In July 1997, the Company entered into a development agreement (the "Development Agreement") with VIA Medical Corporation (renamed Metracor Technologies, Inc. ("Metracor") in June 2001) for the joint development of RODA(R) (Real-time Oxygen Dynamics Analyzer). RODA is a minimally invasive, point-of-care patient monitoring system that combines oxygen dynamics software designed by the Company with Metracor's ex vivo blood gas and chemistry sensor technology. In August 1998, Alliance and Metracor entered into a manufacturing, marketing and distribution agreement (the "Marketing Agreement") whereby Metracor was primarily responsible for manufacturing and marketing RODA, and the parties were to share revenues from the sale of products. RODA is intended to provide continuous (intermittent) measurements of certain blood chemistry and blood gas parameters, as well as an overall assessment of surgical and intensive care patients' cardiovascular and oxygenation status. In June 2001, the Development Agreement was terminated and the Marketing Agreement was restructured. Under the arrangement, Metracor obtained an exclusive royalty-free license to all of Alliance's rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance's rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor ("Metracor B Stock") in exchange for approximately $500,000 cash and the Metracor license. After acquiring the Metracor B Stock, Alliance owns approximately 5% of Metracor.

         In connection with the transaction, Alliance entered into an option agreement with all other investors (the "Investors") purchasing the Metracor B Stock. Under the terms of the option agreement, Alliance may purchase all (but not less than all) of the Investors Metracor B Stock until December 1, 2002 or earlier upon certain events (the "Alliance Option"). If Alliance exercises the Alliance Option, Alliance will pay the Investors, at Alliance's discretion, either $0.93273 cash per share of Metracor B Stock (the "Cash Price") (for an aggregate price of approximately $14.1 million), or 0.13072 shares of Alliance Common Stock per share of Metracor B Stock (the "Alliance Stock Price") (for an aggregate price of approximately 1.97 million shares of Alliance Common Stock). If exercised, Alliance would collectively hold approximately 36% of Metracor.

         Metracor may sell up to approximately five million shares of additional Metracor B Stock to other Investors who will become parties to the Option Agreement. Should Metracor sell the entire additional five million shares, and Alliance exercise the Alliance Option, Alliance would hold approximately 47% of Metracor in return for an aggregate Cash Price of $18.8 million or an aggregate Alliance Stock Price of 2.63 million shares of Alliance Common Stock.

         The Option Agreement also includes a thirty day option exercisable collectively by the Investors, including if applicable, purchasers of the five million additional shares, if Alliance does not exercise the Alliance Option prior to November 1, 2002 to require Alliance to purchase all of the Metracor B Stock at the Cash Price (subject to Alliance's right to pay the Alliance Stock Price in lieu of the Cash Price).

ACQUISITION OF MOLECULAR BIOSYSTEMS, INC.

         On December 29, 2000, Alliance acquired Molecular Biosystems, Inc. ("MBI"), which became a wholly-owned subsidiary of the Company, in exchange for 770,000 shares of Alliance common stock. MBI is the developer of Optison(R), the only intravenous ultrasound contrast agent for the heart being marketed in both the United States and Europe. MBI was receiving ongoing royalties from its agreement regarding Optison with Mallinckrodt, a unit of Tyco Healthcare. Mallinckrodt's territory includes all countries except Japan, South Korea and Taiwan. In August 2001, MBI and Mallinckrodt amended the agreement in connection with Mallinckrodt's announcement that it was exiting the ultrasound contrast agent business and transferring its rights to Nycomed Amersham, plc. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

         Optison is being developed for marketing in Japan, South Korea, and Taiwan pursuant to an agreement with Chugai Pharmaceutical Co., Ltd.

COLLABORATIVE RELATIONSHIPS

BAXTER HEALTHCARE CORPORATION. In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the Baxter Territory. The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain OXYGENT related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. The $19 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

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

INHALE THERAPEUTIC SYSTEMS, INC. ("Inhale") In November 1999, the Company transferred to Inhale certain rights to the PULMOSPHERES(R) technology and other assets for use in respiratory drug delivery. The Company received $15 million in cash from Inhale and $5 million in Inhale stock. Alliance will also receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. Inhale has agreed that Alliance can commercialize two respiratory products that will be formulated by Inhale utilizing the PULMOSPHERES technology on a royalty-free basis. As partial consideration for $5 million in Alliance stock, Alliance has retained the right to use the technology to develop products for drug delivery in conjunction with liquid ventilation, as well as an unlimited number of PULMOSPHERES-based non-respiratory products such as topical and injectable formulations.

         The Company intends to obtain new collaborative relationships for its other products. There can be no assurances that the Company will be able to enter into future collaborative relationships on acceptable terms. The termination of any collaborative relationship or failure to enter into such relationships may limit the ability of the Company to develop its technology and may have a material adverse effect on the Company's business.

MARKETING

         The Company does not have internal marketing and sales capabilities. The Company's strategy is for its collaborative partners to market and sell any products that it develops successfully. Currently, Schering will be solely responsible for all activities related to marketing and sales of IMAVIST, and Baxter will be solely responsible for all activities related to marketing and sales of OXYGENT in the Baxter Territory. The Company intends to obtain appropriate marketing relationships for its other products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that the Company will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit the ability of the Company to market its products, thereby materially adversely affecting its business.

         Should the Company have to market and sell its products directly, the Company would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of an infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that the Company would be able to establish the necessary marketing and sales capabilities or be successful in gaining market acceptance for its products.

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

         IMAVIST is manufactured in San Diego at the Company's commercial-scale facility. It is manufactured using a proprietary process to form dry, PFC vapor-containing spheres that are constituted with an aqueous solution to form microbubbles just prior to use. Alliance has expanded its market launch production capacity in San Diego for IMAVIST. The Schering License Agreement requires the Company to manufacture the product at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility.

         If facility expansion for any of the Company's products is necessary, it may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for any expanded facilities and cannot predict the amount it will expend for the construction of any facilities. The Company does not know when or whether the FDA will determine that any expanded facilities comply with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         Prior to obtaining FDA approval for its products, the Company will seek to obtain long-term supply for its principal raw materials. Raw materials used in the Company's products cannot be changed without equivalency testing of any new material by the Company and approval of the FDA. The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in OXYGENT for clinical trials. The Company and Baxter are negotiating with a potential supplier to secure a long-term supply of perflubron. The Company has also negotiated a long-term supply agreement for the principal raw material for IMAVIST. Although some raw materials for its products are currently qualified from only one source, the Company attempts to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. The Company believes it will not have any raw material supply issues; however, no assurances can be given that a long-term supply will be obtained for such materials on terms acceptable to the Company. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain qualified raw materials on a timely basis and at a cost-effective price.

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

         Alliance has numerous issued U.S. patents related to or covering PFC emulsions with corresponding patents and applications in Europe, Japan and elsewhere. Such emulsions are the basis of the Company's OXYGENT product. The issued patents and pending patent applications cover specific details of emulsified PFCs through composition claims, product-by-process claims, and method claims describing their manufacture and use. In addition to the specific OXYGENT formulation, issued patents broadly cover concentrated PFC emulsions, as well as methods for their manufacture and use.

         Alliance has received U.S. patents for a method of using blood substitutes to facilitate oxygen delivery. Corresponding patents are issued or pending in Europe, Japan and other countries. The issued patents cover methods for facilitating autologous blood use in conjunction with administering oxygen-enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, animal, plant or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic (donor) blood transfusions during surgery.

         Alliance has several issued U.S. patents and patent applications related to IMAVIST. The issued patents and pending applications contain claims directed to the manufacture and use of novel stabilized microbubble compositions based on the discovery that PFC gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. The patents further contain claims directed to formulations and compositions that cover IMAVIST. Foreign applications directed to the same subject matter are also granted or pending. In May 2000, the Company received its fifth U.S. patent covering the use of various contrast agents, including IMAVIST, in harmonic imaging.

         The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. An issued U.S. patent licensed to the Company covers methods of administering liquids, including LIQUIVENT, to patients. Other U.S. patents covering additional methods of enhancing patients' respiratory gas exchange by administering liquids, including LIQUIVENT, have also issued. Additionally, the Company has issued patents and pending applications that cover apparatus for liquid ventilation using PFCs. The Company also has issued patents and pending patent applications regarding the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In addition, the Company has received a U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation.

         The Company also has issued patents and pending patent applications covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additionally, the fluorinated compounds may be employed in cosmetics, protective creams, and lubricating agents, as well as incorporated in emulsions, microemulsions and gels that may be useful as drug delivery vehicles or contrast agents. The Company also has pending applications relating to its dry powder technologies as well as various types of emulsions and microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics and electro-optics.

         The Company, through its wholly owned subsidiary, MDV Technologies, Inc. ("MDV") has numerous issued U.S. patents and pending applications related to the composition, use and manufacture of FLOGEL(R), a thermo-reversible liquid/gel product. Corresponding patents have issued, or applications have been filed, in Europe, Japan and certain other foreign countries. MDV also has issued patents in the U.S. and Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

         Aside from the issued patents, no assurance can be given that any of these applications will result in issued U.S. or foreign patents. Although patents are issued with a presumption of validity and require a challenge with a high degree of proof to establish invalidity, no assurance can be given that any issued patents would survive such a challenge and would be valid and enforceable. Although certain patents of the Company are subject to such ongoing challenges and Alliance has challenged the patents of other companies, Alliance believes that the outcome of these challenges will not have a material adverse effect on the Company's proprietary technology position.

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

         Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a temporary blood substitute. There are two primary approaches for oxygen delivery: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier "blood substitute." One company has filed for regulatory approval in the U.K. and Canada, and another company has recently filed for approval in the U.S. based on data from a Phase 2 trauma study. A third company has an approval for its product in South Africa and has recently completed a Phase 3 study in orthopedic surgery, which it plans to use as the basis for a filing for approval in the U.S. before the end of 2001.

         The Company has competition in the development of ultrasound imaging contrast agents. There are currently two FDA approved ultrasound contrast agents for certain cardiology applications in the U.S., one of which is being sold. In addition, one company filed an NDA with the FDA seeking approval to market its product. There are currently four that have been approved in Europe, three of which are currently being sold. Certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes that if and when IMAVIST is approved for commercial sale, it will be well positioned to compete successfully, although there can be no assurance that the product will be able to do so.

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

EMPLOYEES

         As of August 31, 2001, the Company had 178 full-time employees, of whom 143 were engaged in research and development, production and associated support, 4 in business development and market research, and 31 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers of the Company:

DUANE J. ROTH. Mr. Roth, who is 51, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is President and Chief Operating Officer of the Company.

THEODORE D. ROTH. Mr. Roth, who is 50, was Executive Vice President and Chief Financial Officer of the Company from November 1987 to May 1998, when he was appointed President and Chief Operating Officer. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company.

DAVID H. KLEIN, PH.D. Dr. Klein, who is 68, is Senior Vice President, Pharmaceutical Development. He originally joined Alliance in 1989, became a consultant to the Company in 1997, and rejoined the Company in June 2000. For over 40 years he has carried out and directed chemical research in various academic, research and pharmaceutical institutions. Prior to joining Alliance, Dr. Klein worked for over four years at Sun, Inc. on medical uses of perfluorocarbon emulsions. He has served as a consultant for the National Science Foundation, the Michigan Department of Natural Resources and the United States Senate. He received his Ph.D. in analytical chemistry from Case Western Reserve University.

B. JACK DEFRANCO. Mr. DeFranco, who is 56, has been Vice President, Market Development for Alliance since January 1991. He has more than 25 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.

HOWARD C. DITTRICH, M.D. Dr. Dittrich, who is 48, joined the Company in January 2001 and is currently Vice President of Regulatory Affairs and Chief Medical Officer. Prior to joining Alliance, Dr. Dittrich worked at Molecular Biosystems, Inc. since 1996, where he most recently served as Executive Vice President in charge of Regulatory, Clinical, Pre-Clinical, Quality and Research. Dr. Dittrich is a Clinical Professor of Medicine in the Division of Cardiology at the University of California San Diego where he maintains a cardiology practice. Dr. Dittrich received his M.D. from the University of Iowa and is board certified in Internal Medicine and Cardiovascular Diseases.

N. SIMON FAITHFULL, M.D., PH.D. Dr. Faithfull, who is 61, has been Vice President, Medical Affairs Development for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

KATHRYN E. FLAIM, PH.D. Dr. Flaim, who is 51, was appointed Vice President, Clinical Products Support in August 1998, having joined Alliance in 1990 as Director, Clinical Research. Dr. Flaim has over 15 years of experience in clinical trial design and regulatory submissions. For nine years before joining Alliance, she was Associate Director of the Division of Clinical Research and Development at SmithKline Beecham. Previously, she was an Assistant Professor at the Milton S. Hershey Medical Center at Pennsylvania State University. Dr. Flaim received her Ph.D. from the University of California at Davis.

TIM T. HART, C.P.A. Mr. Hart, who is 44, was appointed Vice President in May 1999 and Chief Financial Officer in August 1998. He joined the Company in 1991 as Controller and has also served as Treasurer since 1994. Prior to joining Alliance in 1991, he was employed in various financial management positions at Cubic Corporation for over eight years. He was also employed by Ernst & Whinney in San Diego, California as a C.P.A.

JONI HARVEY. Ms. Harvey, who is 47, was appointed Vice President Operations in February 2001. Prior to joining Alliance, Ms. Harvey worked for 12 years for Molecular Biosystems Inc., where she served in various capacities, most recently as Vice President Operations. For the previous eight years, she was employed in various quality and manufacturing management positions at Baxter Healthcare Corp.

H. JOERG LIMMER, DVM. Dr. Limmer, who is 60, was appointed Vice President, Worldwide Clinical Development in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for Eastern European countries. For the previous 20 years, he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis and intensive care products. Dr. Limmer received his D.V.M. from the Freie Universitaet of Berlin, Germany.

CHRISTIANE O. ROCKWELL. Ms. Rockwell, who is 48, was appointed Vice President, Quality Assurance in July 2000. Prior to joining Alliance, Ms. Rockwell worked for 20 years for Allergan, Inc., where she served in various capacities, most recently as Worldwide Quality Assurance Manager. Ms. Rockwell received her M.B.A. from Pepperdine University and her B.S. from University of Tours, France.

GWEN ROSENBERG. Ms. Rosenberg, who is 47, was appointed Vice President, Corporate Communications in May 1998. Ms. Rosenberg joined the Company in 1990 and has served in various capacities. For the previous eleven years, she was a research scientist at the University of California, San Diego and at Scripps Clinic and Research Foundation, and was concurrently a science reporter for the San Diego Daily Transcript. Ms. Rosenberg has also taught high school chemistry and biology in New York. She received her B.A. and M.A. degrees from Adelphi University and The State University of New York at Stony Brook, respectively.

MARK SEEFELD, PH.D., D.A.B.T. Dr. Seefeld, who is 48, was appointed Vice President, Preclinical Drug Safety and Development in August 1998, having joined Alliance in 1993 as Director, Toxicology. For more than ten years prior to joining the Company, he held positions in both general and reproductive toxicology at Parke-Davis, Pharmaceutical

Research Division of the Warner-Lambert Company, and 3M Pharmaceuticals. Dr. Seefeld received his Ph.D. from the University of Wisconsin-Madison and is board certified by the American Board of Toxicology.

ITEM 2.  PROPERTIES

FACILITIES

         The Company has all of its facilities in San Diego, California, where the Company has approximately 159,000 square feet in four leased facilities, the Company maintains its principal executive offices, performs research and development on its PFC-based products, and has its IMAVIST and OXYGENT manufacturing facilities. The Company sold its Otisville, New York facility in June 2001.

         While the Company believes that it can produce materials for clinical trials and initial market launch for OXYGENT and IMAVIST at its existing San Diego facilities, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products nor can there be any assurance that it will be able to do so. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. Baxter has the right to take over responsibility for manufacturing OXYGENT for sale in the Baxter Territory.

ITEM 3.  LEGAL PROCEEDINGS

         On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against Alliance and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company's registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain Federal securities laws. In May 2001, the actions were consolidated. In July 2001, the plaintiffs filed a consolidated amended complaint and, in August 2001, the Company filed a motion to dismiss. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In August 2001 another purported class action alleging substantially identical allegations was filed in the U.S. District Court for the Southern District of California, however, the Company understands that plaintiffs intend to dismiss this lawsuit in light of the consolidated action in the New York court. Alliance believes that the lawsuits are completely without merit, however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on the Company's future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 2001.

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


                                                     HIGH                  LOW
Fiscal 2001

Quarter ended September 30, 2000                 $   17.75             $  10.375

Quarter ended December 31, 2000                  $   16.00             $   6.937
Quarter ended March 31, 2001                     $    8.81             $   2.000

Quarter ended June 30, 2001                      $    5.20             $   1.500


                                                     HIGH                  LOW
Fiscal 2000

Quarter ended September 30, 1999                 $    7.00             $   2.438

Quarter ended December 31, 1999                  $    8.50             $   3.750

Quarter ended March 31, 2000                     $   20.75             $   7.125

Quarter ended June 30, 2000                      $   14.75             $   4.438


         On August 31, 2001, the closing price of the Company's common stock was $1.20.

         The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

         On August 31, 2001, the approximate number of record holders of the Company's common stock was in excess of 1,300. The Company believes that, in addition, there are in excess of 25,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2001, and with respect to the balance sheets at June 30, 2000 and 2001, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended June 30, 1997 and 1998, and the balance sheet data at June 30, 1997, 1998 and 1999, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Item
7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (in thousands except per share amounts).

                                                                           Years ended June 30,
                                                2001              2000              1999             1998              1997
                                                ----              ----              ----             ----              ----
  Statement of Operations Data:
       Total revenues                     $       1,857     $      16,000     $       8,251     $      21,209    $      44,580
       Net loss applicable to common
       shares                             $     (60,676)    $     (46,467)    $     (62,473)    $     (33,003)   $     (19,016)
       Net loss per common share
           Basic and diluted              $       (1.24)    $       (1.03)    $       (1.89)    $       (1.04)   $        (.63)


                                                2001              2000              1999             1998              1997
                                                ----              ----              ----             ----              ----
  Balance Sheet Data:
       Working capital                    $        (862)    $      21,325     $      11,009     $      48,691    $      62,995
       Total assets                       $      49,149     $      75,949     $      65,984     $      93,677    $     112,013
       Long-term debt                     $      32,729     $      19,013     $      10,499     $       8,882    $       2,742
       Stockholders' equity (deficit)     $      (3,354)    $      33,266     $      42,125     $      76,090    $      91,331

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

         Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of June 30, 2001, has an accumulated deficit of $433.9 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

LIQUIDITY AND CAPITAL RESOURCES

         Through June 2001, the Company financed its activities primarily from public and private sales of equity, debt financing and funding from collaborations with corporate partners.

         In August 2001, the Company announced that it had reached an agreement in principle on terms for the private placement of at least $15 million of shares of common stock and common stock purchase warrants to a group of institutional investors. The Company will seek shareholder approval for the financing and a reverse stock split which is a condition of the financing, at its annual shareholder meeting. The securities sold in the contemplated private placement will not be registered under the Securities Act of 1933 (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act. The Company believes this $15 million financing is necessary. There are no assurances that the financing will be consummated in the necessary time frame needed for continuing operations or on terms favorable to the Company. The accompanying financial statements include a going concern paragraph in the opinion on the Company's financial statements for the year ended June 30, 2001.

         In August 2001, the Company announced the amendment of the Optison(R) Product Rights Agreement (OPRA) dated May 9, 2000 with Mallinckrodt, a unit of Tyco Healthcare and the Company's subsidiary, MBI. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5% of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI has received royalties of approximately

$200,000 per quarter from Mallinckrodt this year. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

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

         In August and September 2000, the Company sold $12 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share.
         In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain OXYGENT related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. The $19 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

         In February 2000, the Company sold $15 million in principal amount of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. In connection with the transaction, the Company issued a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $265,000 at June 30, 2001. During fiscal 2001, $6.1 million of these debentures were converted into 632,124 shares of Alliance common stock.

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

         In June 1998, the Company entered into a loan and security agreement with a bank to provide for up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed are secured by a $3.6 million restricted certificate of deposit and certain fixed assets and patents, and are scheduled to be repaid over three years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 2001, the balance outstanding on this loan was $4.6 million. The Company has a $1.5 million line of credit available with a bank which is primarily available to cover letters of credit securing its leased premises obligations.

         The Company had net working capital of ($862,000) at June 30, 2001, compared to $21.3 million at June 30, 2000. The Company's cash, cash equivalents, and short-term investments decreased to $6.3 million at June 30, 2001, from $33.5 million at June 30, 2000. The decrease resulted primarily from net cash used in operations of $57.6 million and principal payments on long-term debt of $4.9 million, partially offset by proceeds of $19 million from the sale of convertible debentures and notes, $4.9 million from the sale of short-term investments, proceeds of $3.9 million from the issuance of common stock upon the exercise of options and warrants, net proceeds of $3.8 million from the sale of preferred stock and proceeds of $3 million from the sale of assets. As a result of the MBI acquisition in December 2000, the Company increased its cash and marketable securities by $8 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

         The Company expects to incur substantial expenditures associated with product development, particularly for OXYGENT AND IMAVIST. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

         Alliance anticipates that its current capital resources, proceeds of $5 million received from Mallinckrodt, a unit of Tyco Healthcare, in connection with the amendment of the Optison Product Rights Agreement in August 2001, a $4 million investment in the Company's Series F Preferred Stock made by Baxter in August 2001, expected milestone payments by Baxter, estimated proceeds from the proposed private placement in October 2001 and expected revenue from investments will be adequate to satisfy its capital requirements through at least fiscal 2002. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

         While the Company believes that it can produce materials for clinical trials and the initial market launch for OXYGENT and IMAVIST at its existing San Diego, California facilities, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Company currently has responsibility for manufacturing OXYGENT; however, Baxter has the right to take over responsibility for manufacturing the product for sale in the Baxter Territory. The Schering License Agreement requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. The Company sold its facility in Otisville, New York in June 2001.

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         The Company's license and research revenue was $1.9 million for 2001, compared to $16 million for 2000. Fiscal year 2000 revenue included $14.1 million from the sale of certain aspects of its PULMOSPHERES technology to Inhale.

         Research and development expenses increased by 1% to $55.3 million for 2001, compared to $54.6 million for 2000. The increase in expenses was primarily due to a $1.1 million increase in utility expenses, offset by a $642,000 decrease in staffing costs for employees primarily engaged in research and development activities, as well as other decreases related to the Company's research and development activities. The Company expects research and development expenses to decrease in 2002 compared to 2001, due to reduced clinical trial expenses.

         General and administrative expenses were $8.7 million for 2001, compared to $9.8 million for 2000. The decrease in general and administrative expenses was primarily due to decreased professional fees related to partnering and financing activities.

         Investment income was $5.6 million for 2001, compared to $7.5 million for 2000. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

         Interest expense was $2.2 million for 2001, compared to $2 million for 2000. The increase was primarily a result of higher average long-term debt balances.

         In 2001, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on $12 million principal amount of subordinated convertible debentures. In 2000, the Company recorded imputed interest expense of $3.7 million related to the beneficial conversion feature on $15 million principal amount of subordinated convertible debentures.

2000 COMPARED TO 1999

         The Company's license and research revenue was $16 million for 2000, compared to $8.3 million for 1999. The increase in revenue was primarily a result of the proceeds from the sale of technology to Inhale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's October 2001 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

         (b) Reports on Form 8-K.

                  1. The Company filed a Current Report on Form 8-K dated August 31, 2001 stating that it has reached an agreement in principle on terms for the private placement of at least $15 million of common shares to a group of institutional investors. The company will seek shareholder approval for the financing, which includes a reverse stock split, at its annual shareholder meeting. The securities sold in the contemplated private placement will not be registered under the Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration statement requirements of the Act.

                  2. The Company filed a Current Report on Form 8-K dated August 6, 2001 stating that its wholly-owned subsidiary, MBI, entered into an amendment to the OPTISON(R) Product Rights Agreement dated May 9, 2000 with Mallinckrodt, Inc., a unit of Tyco Healthcare, pursuant to which MBI received an immediate cash payment of $5 million and unspecified future royalties for two years in lieu of any further royalty payments from the sale of OPTISON in the United States and Europe.

                  3. The Company filed a Current Report on Form 8-K dated June 22, 2001 stating that it entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor in exchange for approximately $500,000 cash and the grant of an exclusive license and sublicense, where applicable, to all of Alliance's rights and interest in and to RODA. In connection with the transaction, Alliance entered into an Option Agreement with all other investors (the "Investors") purchasing shares of Series B Preferred Stock of Metracor (which Investors purchased, in aggregate, approximately 15.1 million shares) (the "Series B Shares"). Under the terms of the Option Agreement, Alliance may purchase all (but not less than all) of the Series B Shares held by the Investors until December 1, 2002 (or earlier in certain events) (the "Alliance Option"). If Alliance exercises the Alliance Option, Alliance will pay the Investors, at Alliance's discretion, either $0.93273 cash per Series B Share (the "Cash Exercise Price Per Share") (for an aggregate price of approximately $14.1 million), or 0.13072 shares of Alliance Common Stock per Series B Share (the "Alliance Stock Exercise Price Per Share") (for an aggregate price of approximately 1.97 million shares of Alliance Common Stock). Metracor may sell up to approximately 5 million shares of additional Series B Shares to other investors who will be subject to and receive all of the rights and obligations of the Investors.

                  The Option Agreement also includes an option (the "Investor Option") that becomes exercisable collectively by the Investors, should Alliance not exercise the Alliance Option prior to November 1, 2002. The Investors, prior to November 30, 2002, may elect to require Alliance to purchase, at the Cash Exercise Price Per Share, all of the Series B Shares held by the Investors, subject to Alliance's right to pay the Investors at the Alliance Stock Exercise Price Per Share. The Investor Option will expire upon the occurrence of certain events.

                  4. The Company filed a Current Report on Form 8-K dated May 21, 2001 stating that it received preliminary results from a Phase 2-3 clinical study that evaluated the use of PARTIAL LIQUID VENTILATION(TM) (PLV) with LIQUIVENT(R) for adult patients with ARDS being supported by a mechanical ventilator. Efficacy data from the study revealed that PLV with LIQUIVENT did not meet either the primary study endpoint for improvement in "ventilator free days" or the secondary endpoint of improvement in 28-day mortality. Safety data demonstrated that LIQUIVENT was well tolerated by the patients.

         (c)      Exhibits.

                  (a) Restated Certificate of Incorporation of the Company, filed on May 7, 2001 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001 (the "March 2001 10-Q")).

                  (b) By-Laws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

         (10) (a) Lease Agreement, as amended, between the Company and Hartford Accident and Indemnity Company relating to certain research and manufacturing facilities in San Diego, California (incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

                  (b) Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company (incorporated by reference to Exhibit 10(e) of the 1994 10-K).(1)

                  (c) Agreement and Plan of Merger by and among the Company, MDV Acquisition Corp. and MDV Technologies, Inc. dated October 8, 1996 (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K filed on November 20, 1996).

                  (d) License Agreement dated September 23, 1997, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 2(a) of the Current Report on Form 8-K/A filed on February 27, 1998 (the "1997 8-K/A")).(2)

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

                  (j) First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the December 1998 10-Q).(2)

                  (k) Employment Letter Agreement dated February 26, 1999 and executed by Dr. Artemios B. Vassos (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 1999 10-Q")).(1)

                  (l) Promissory Note in the amount of $180,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(b) of the March 1999 10-Q).(1)

                  (m) Promissory Note in the amount of $125,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(c) of the March 1999 10-Q).(1)

                  (n) Promissory Note in the amount of $125,000 dated March 3, 1999, and executed by Dr. Artemios B. Vassos in favor of the Company (incorporated by reference to Exhibit 10(d) of the March 1999 10-Q).(1)

                  (o) Security Purchase Agreement dated May 20, 1999, between the Company and Harris & Harris Group, Inc., Jan A. Dekker and Stephen McGrath with forms of the 6% Convertible Subordinated Note Due May 20, 2002 and Warrant (incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K")).

                  (p) Agreement to Waive Covenant Violation and Modify Loan dated May 17, 1999, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(w) of the 1999 10-K).

                  (q) Intellectual Property Security Agreement dated May 17, 1999, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(x) of the 1999 10-K).(2)

                  (r) First Amendment to Credit Agreement dated June 17, 1999, among the Company, MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(y) of the 1999 10-K).(2)

                  (s) Intellectual Property Security Agreement dated August 2, 1999, between MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(z) of the 1999 10-K).

                  (t) Commercial Security Agreement dated August 3, 1999, among the Company, MDV Technologies, Inc. and Imperial Bank (incorporated by reference to Exhibit 10(aa) of the 1999 10-K).

                  (u) Promissory Note dated August 2, 1999, in the amount of $5,000,000 executed by the Company and MDV Technologies, Inc. in favor of Imperial Bank (incorporated by reference to Exhibit 10(bb) of the 1999 10-K).

                  (v) Promissory Note dated August 2, 1999, in the amount of $8,422,619.04 executed by the Company and MDV Technologies, Inc. in favor of Imperial Bank (incorporated by reference to Exhibit 10(cc) of the 1999 10-K).

                  (w) Split Dollar Life Insurance Agreement between the Company and Duane J. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly report on Form 10-Q for the quarterly period ended September 31, 1999 (the "September 1999 10-Q")).(1)

                  (x) Collateral Assignment of Life Insurance Policy between the Company and Duane J. Roth dated November 25, 1998 (incorporated by reference to
Exhibit 10(b) of the September 1999 10-Q).(1)

                  (y) Split Dollar Life Insurance Agreement between the Company and Theodore D. Roth dated November 12, 1998 (incorporated by reference to
Exhibit 10(c) of the September 1999 10-Q).(1)

                  (z) Collateral Assignment of Life Insurance Policy between the Company and Theodore D. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(d) of the September 1999 10-Q).(1)

                  (aa) Eleventh Amendment to Lease Agreement dated September 1, 1999, between the Company and HUB Properties Trust (incorporated by reference to Exhibit 10(e) of the September 1999 10-Q).(1)

                  (bb) Asset Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated October 4, 1999 (incorporated by reference to
Exhibit 2(a) of the Current Report on Form 8-K dated November 4, 1999 (the "November 1999 8-K").(2)

                  (cc) Product Development Rights Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(b) of the November 1999 8-K).(2)

                  (dd) License Agreement (License to Inhale) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(c) to the November 1999 8-K).(2)

                  (ee) License Agreement (License to Alliance) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(d) of the November 1999 8-K).(2)

                  (ff) Inhale Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(e) of the November 1999 8-K).

                  (gg) Alliance Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(f) of the November 1999 8-K).

                  (hh) Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company's Quarterly report on Form 10-Q for the quarterly period ended December 31, 1999).(2)

                  (ii) Form of 5% Subordinated Convertible Debenture dated February 11, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated February 11, 2000 (the "February 2000 8-K")).

                  (jj) Form of Securities Purchase Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.2 of the February 2000 8-K).

                  (kk) Form of Registration Rights Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.3 of the February 2000 8-K).

                  (ll) Form of 5% Subordinated Convertible Debenture dated August 22, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated August 22, 2000 (the "August 2000 8-K")).

                  (mm) Form of Securities Purchase Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.2 of the August 2000 8-K).

                  (nn) Form of Registration Rights Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.3 of the August 2000 8-K).

                  (oo) License Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(pp) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K")).(2)

                  (pp) Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000 between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(qq) of the 2000 10-K).(2)

                  (qq) Alliance Manufacturing and Supplier Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(rr) of the 2000 10-K).(2)

                  (rr) Baxter Manufacturing and Supplier Agreement dated May 19, 2000, between Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ss) of the 2000 10-K).(2)

                  (ss) Operating Agreement dated May 17, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(tt) of the 2000 10-K).(2)

                  (tt) Preferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(uu) of the 2000 10-K).

                  (uu) Deferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(vv) of the 2000 10-K).

                  (vv) Security Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ww) of the 2000 10-K).(2)


                  (ww) Form of 6% Convertible Note dated as of November 15, 2000 (incorporated by reference to Exhibit 4(i) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 (the "December 2000 10-Q")).

                  (xx) Form of Option Agreement and Zero Coupon Convertible Note dated as of November 8, 2000 (incorporated by reference to Exhibit 4(ii) of the December 2000 10-Q).

                  (yy) Form of Collateral Pledge and Security Agreement dated as of November 15, 2000 (incorporated by reference to Exhibit 4(iii) of the December 2000 10-Q).

                  (zz) Amendment No. 2 to the License Agreement dated as of September 23, 1997 between the Company and Schering Aktiengesellschaft (incorporated by reference to Exhibit 10(a) of the December 2000 10-Q).

                  (aaa) Consulting Agreement between Alliance Pharmaceutical GmbH and Jean Riess (incorporated by reference to Exhibit 10(b) of the December 2000 10-Q).(1)

                  (bbb) Severance Agreement and Release between Artemios B. Vassos and the Company dated January 31, 2001 (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (the "March 2001 10-Q")).(1)

                  (ccc) Consulting Agreement between Artemios B. Vassos and the Company dated November 4, 2000 (incorporated by reference to Exhibit 10(b) of the March 2001 10-Q).(1)

                  (ddd) 1991 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(c) of the March 2001 10-Q).

                  (eee) 2000 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(d) of the March 2001 10-Q).

                  (fff) 2001 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(e) of the March 2001 10-Q).

                  (ggg) Form of Option Agreement, dated June 22, 2001, between the Registrant and certain holders of Series B Preferred Stock of Metracor Technologies, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 22, 2001).

                  (hhh) Consulting Agreement dated July 31, 2001 between the Company and Harold W. DeLong.(1)

                  (iii) Agreement and Plan of Merger dated as of October 11, 2000 by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company registration statement on Form S-4, filed on November 9, 2000).

                  (jjj) Letter Agreement dated as of May 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000.(3)

                  (kkk) Term Sheet dated August 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000.(3)

                  (lll) Third Amendment to Optison Products Rights Agreement dated as of August 6, 2001, between the Company, Molecular Biosystems, Inc. and Mallinckrodt Inc.

                  (mmm) Form of Amendment to the 1991, 2000 and 2001 Stock Option Plans of the Company adopted May 8, 2001.

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

                                                 ALLIANCE PHARMACEUTICAL CORP.


                                                 (Registrant)


Date:    September 7, 2001                       By: \S\  THEODORE D. ROTH
                                                     -------------------------
                                                           Theodore D. Roth
                                                           President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ DUANE J. ROTH                 Chairman and                 September 7, 2001
------------------------------     Chief Executive Officer
Duane J. Roth

\s\ THEODORE D. ROTH              Director, President and      September 7, 2001
------------------------------     Chief Operating Officer
Theodore D. Roth

\s\ TIM T. HART                   Chief Financial Officer,     September 7, 2001
------------------------------     Treasurer and Chief
Tim T. Hart                        Accounting Officer


\s\ PEDRO CUATRECASAS, M.D.       Director                     September 7, 2001
------------------------------
Pedro Cuatrecasas, M.D.

                                  Director                     ___________, 2001
------------------------------
Fred M. Hershenson, Ph.D.

\s\ CARROLL O. JOHNSON            Director                     September 7, 2001
------------------------------
Carroll O. Johnson

                                  Director                     ___________, 2001
------------------------------
Stephen M. McGrath

\s\ HELEN M. RANNEY, M.D.         Director                     September 7, 2001
------------------------------
Helen M. Ranney, M.D.

\s\ DONALD E. O'NEILL             Director                     September 7, 2001
------------------------------
Donald E. O'Neill

\s\ JEAN RIESS, PH.D.             Director                     September 7, 2001
------------------------------
Jean Riess, Ph.D.

                                  Director                     ___________, 2001
------------------------------
Thomas F. Zuck, M.D.

                 ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   PAGE NO.
                                                                                   --------
Report of Ernst & Young LLP, Independent Auditors                                     F-2

Consolidated Balance Sheets at June 30, 2001 and 2000                                 F-3

Consolidated Statements of Operations for the Years

Ended June 30, 2001, 2000 and 1999                                                    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years

Ended June 30, 2001, 2000 and 1999                                                    F-5

Consolidated Statements of Cash Flows for the Years

Ended June 30, 2001, 2000 and 1999                                                    F-6

Notes to Consolidated Financial Statements                                        F-7 - F-18


No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, Alliance Pharmaceutical Corp. and subsidiaries have reported accumulated losses of $433,867,000 and without additional financing, lacks sufficient working capital to fund operations for the entire fiscal year ended June 30, 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP



San Diego, California
August 10, 2001

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                                       JUNE 30,
                                                                                             2001                       2000
                                                                                   ------------------------   --------------------
    ASSETS

    CURRENT ASSETS:
        Cash and cash equivalents                                                     $           6,185,000   $          28,721,000
        Short-term investments                                                                       81,000               4,806,000
        Research revenue receivable                                                                       -                 146,000
        Other current assets                                                                      2,646,000               1,322,000
                                                                                    ------------------------   ---------------------
                Total current assets                                                              8,912,000              34,995,000

    PROPERTY, PLANT AND EQUIPMENT - NET                                                          16,166,000              20,309,000

    PURCHASED TECHNOLOGY - NET                                                                   12,820,000              10,065,000
    RESTRICTED CASH                                                                               4,941,000               5,000,000
    INVESTMENT IN JOINT VENTURE                                                                   5,000,000               5,000,000
    OTHER ASSETS - NET                                                                            1,310,000                 580,000
                                                                                    ------------------------   ---------------------
                                                                                    $            49,149,000    $         75,949,000
                                                                                    ========================   =====================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES:

        Accounts payable                                                            $             4,270,000    $          4,983,000
        Accrued expenses                                                                          2,837,000               4,101,000
        Current portion of long-term debt                                                         2,667,000               4,586,000
                                                                                    ------------------------   ---------------------
                Total current liabilities                                                         9,774,000              13,670,000

    DEFERRED REVENUE                                                                             10,000,000              10,000,000
    LONG-TERM DEBT                                                                               32,729,000              19,013,000

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY (DEFICIT):

        Preferred stock - $.01 par value; 5,000,000 shares authorized; Series F
         Preferred stock - 600,000 and 500,000 shares issued and outstanding at June 30, 2001 and 2000, respectively; liquidation preference of
           $24,000,000 and $20,000,000 at June 30, 2001 and 2000, respectively                        6,000                   5,000
        Common stock - $.01 par value; 125,000,000 shares authorized;
           49,541,071 and 47,233,454 shares issued and outstanding at
           June 30, 2001 and 2000, respectively                                                     495,000                 472,000
        Additional paid-in capital                                                              430,231,000             402,470,000
        Accumulated comprehensive income (loss)                                                    (219,000)              3,510,000
        Accumulated deficit                                                                    (433,867,000)           (373,191,000)
                                                                                    ------------------------   ---------------------
                Total stockholders' equity (deficit)                                             (3,354,000)             33,266,000
                                                                                    ------------------------   ---------------------
                                                                                    $            49,149,000    $         75,949,000
                                                                                    ========================   =====================


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                      Years ended June 30,
                                                                         2001                    2000                   1999
                                                              ----------------------  ---------------------   ----------------------
      REVENUES:
          License, research and royalty revenue               $           1,857,000   $         16,000,000    $           8,251,000

      OPERATING EXPENSES:
          Research and development                                       55,288,000             54,605,000               60,427,000
          General and administrative                                      8,745,000              9,760,000                8,566,000
                                                              ----------------------  ---------------------   ----------------------
                                                                         64,033,000             64,365,000               68,993,000
                                                              ----------------------  ---------------------   ----------------------
      LOSS FROM OPERATIONS                                             (62,176,000)           (48,365,000)             (60,742,000)

      IMPUTED INTEREST EXPENSE ON CONVERTIBLE NOTES                      (1,082,000)            (3,653,000)                (844,000)
      INVESTMENT INCOME                                                   5,616,000              7,512,000                1,876,000
      INTEREST EXPENSE                                                  (2,239,000)            (1,961,000)              (1,063,000)
      LOSS ON SALE OF ASSETS                                              (795,000)                      -                        -
                                                                     ---------------         --------------         ----------------
      NET LOSS                                                         (60,676,000)           (46,467,000)             (60,773,000)

      IMPUTED DIVIDENDS ON PREFERRED STOCK                                        -                      -              (1,700,000)
                                                              ----------------------  ---------------------   ----------------------
      NET LOSS APPLICABLE TO COMMON SHARES                    $        (60,676,000)   $       (46,467,000)    $        (62,473,000)
                                                              ======================  =====================   ======================

      NET LOSS PER COMMON SHARE:
        Basic and diluted                                     $              (1.24)   $             (1.03)    $              (1.89)
                                                              ======================  =====================   ======================

      WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic and diluted                                                48,743,000             45,203,000               33,045,000
                                                              ======================  =====================   ======================

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------


                                                                        CONVERTIBLE
                                                                      PREFERRED STOCK                  COMMON STOCK
                                                               --------------------------------------------------------------
                                                                   SHARES         AMOUNT         SHARES            AMOUNT
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 1998                                             500,000  $       5,000     31,994,000  $       320,000
     Exercise of stock options and warrants                                                          96,000            1,000
     Issuance of warrants
     Sale of common stock                                                                         9,500,000           95,000
     Sale of convertible Series E-1 Preferred Stock                   100,000          1,000
     Conversion and redemption of convertible Series E-1
         Preferred Stock to common shares                           (100,000)        (1,000)      1,859,000           18,000
     Imputed interest expense on convertible notes
     Imputed  dividends on Series E-1 Preferred Stock
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                    61,000            1,000
     Net unrealized loss on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 1999                                             500,000          5,000     43,510,000          435,000
     Exercise of stock options and warrants                                                         663,000            6,000
     Issuance of warrants and stock options
     Issuance of stock in exchange for technology                                                 1,135,000           11,000
     Sale of convertible Series F Preferred Stock                     500,000          5,000
     Conversion of convertible Series D Preferred Stock             (500,000)        (5,000)      1,000,000           10,000
     Conversion of $1.8 million convertible debt                                                    900,000            9,000
     Imputed interest expense on convertible notes
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                25,000            1,000
     Net unrealized gain on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 2000                                             500,000          5,000     47,233,000          472,000
     Exercise of stock options and warrants                                                         876,000            8,000
     Issuance of warrants and stock options
     Issuance of stock for MBI acquisition                                                          770,000            8,000
     Sale of convertible Series F Preferred Stock                     100,000          1,000
     Conversion of convertible notes                                                                638,000            6,000
     Imputed interest expense on convertible notes
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                                24,000            1,000
     Net unrealized loss on available-for-sale securities
     Net loss
                                                               --------------- -------------- -------------- ----------------
BALANCES AT JUNE 30, 2001                                             600,000  $       6,000     49,541,000  $       495,000
                                                               =============== ============== ============== ================


                                                                  ADDITIONAL     ACCUMULATED                              TOTAL
                                                                   PAID-IN       COMPREHENSIVE      ACCUMULATED        COMPREHENSIVE
                                                                   CAPITAL      INCOME (LOSS)         DEFICIT             LOSS
                                                               ---------------- ---------------  -----------------   ---------------
BALANCES AT JUNE 30, 1998                                      $   339,994,000  $       22,000   $  (264,251,000)
     Exercise of stock options and warrants
     Issuance of warrants                                              922,000
     Sale of common stock                                           21,415,000
     Sale of convertible Series E-1 Preferred Stock                  5,582,000
     Conversion and redemption of convertible Series E-1
         Preferred Stock to common shares                          (2,248,000)
     Imputed interest expense on convertible notes                     844,000
     Imputed dividends on Series E-1 Preferred Stock                 1,700,000                        (1,700,000)
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                  200,000
     Net unrealized loss on available-for-sale securities                             (22,000)                       $      (22,000)
     Net loss                                                                                        (60,773,000)       (60,773,000)
                                                               ---------------- ---------------  -----------------   ---------------
BALANCES AT JUNE 30, 1999                                          368,409,000               -      (326,724,000)    $  (60,795,000)
                                                                                                                     ===============
     Exercise of stock options and warrants                          2,958,000
     Issuance of warrants and stock options                          1,277,000
     Issuance of stock in exchange for technology                    4,989,000
     Sale of convertible Series F Preferred Stock                   19,215,000
     Conversion of convertible Series D Preferred Stock                (5,000)
     Conversion of $1.8 million convertible debt                     1,791,000
     Imputed interest expense on convertible notes                   3,653,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                  183,000
     Net unrealized gain on available-for-sale securities                            3,510,000                       $     3,510,000
     Net loss                                                                                        (46,467,000)       (46,467,000)
                                                               ---------------- ---------------  -----------------   ---------------
BALANCES AT JUNE 30, 2000                                          402,470,000       3,510,000      (373,191,000)    $  (42,957,000)
                                                                                                                     ===============
     Exercise of stock options and warrants                          4,453,000
     Issuance of warrants and stock options                          1,538,000
     Issuance of stock for MBI acquisition                          10,518,000
     Sale of convertible Series F Preferred Stock                    3,807,000
     Conversion of convertible notes                                 6,156,000
     Imputed interest expense on convertible notes                   1,082,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                  207,000
     Net unrealized loss on available-for-sale securities                          (3,729,000)                       $   (3,729,000)
     Net loss                                                                                        (60,676,000)       (60,676,000)
                                                               ---------------- ---------------  -----------------   ---------------
BALANCES AT JUNE 30, 2001                                      $   430,231,000  $    (219,000)   $  (433,867,000)    $  (64,405,000)
                                                               ================ ===============  =================   ===============


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                        Years ended June 30,
                                                                            2001                  2000                 1999
                                                                  -------------------   -------------------  --------------------
OPERATING ACTIVITIES:
     Net loss                                                     $     (60,676,000)    $     (46,467,000)   $      (60,773,000)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operations:
              Depreciation and amortization                                6,955,000             6,344,000             6,265,000
              Imputed interest expense on convertible notes                1,082,000             3,653,000               844,000
              Expense associated with warrant issuance                       402,000             1,431,000               160,000
              Gain on sale of equity securities                          (3,917,000)           (6,282,000)                     -
              Loss on sale of assets                                         795,000                     -                     -
              Receipt of equity securities in exchange for
              technology                                                           -           (4,800,000)                     -
              Issuance of common stock in exchange for technology                  -             5,000,000                     -
              Non-cash compensation - net                                    257,000               406,000               201,000
              Changes in operating assets and liabilities:
               Research revenue receivable                                   146,000             4,729,000             1,972,000
               Restricted cash and other assets                            2,579,000             (856,000)           (5,038,000)
               Accounts payable and accrued expenses and other           (5,177,000)             (106,000)             1,553,000
               Deferred revenue                                                    -            10,000,000                     -
                                                                  -------------------   -------------------  --------------------
Net cash used in operating activities                                   (57,554,000)          (26,948,000)          (54,816,000)
                                                                  -------------------   -------------------  --------------------

INVESTING ACTIVITIES:
     Purchases of short-term investments                                            -                     -         (23,711,000)
     Sales and maturities of short-term investments                        4,939,000             9,785,000           61,735,000
     Investment in joint venture                                                    -          (5,000,000)                     -
     Purchase of property, plant and equipment                            (2,747,000)             (736,000)          (6,246,000)
     Proceeds from sale of assets                                          3,050,000                      -                    -
     Cash acquired from MBI acquisition                                    7,951,000                      -                    -
                                                                  -------------------   -------------------      ----------------
Net cash provided by investing activities                                 13,193,000             4,049,000            31,778,000
                                                                  -------------------   -------------------  --------------------

FINANCING ACTIVITIES:
     Issuance of common stock and warrants                                 3,879,000             2,743,000            21,511,000
     Issuance of convertible preferred stock - net                         3,808,000            19,220,000             5,582,000
     Redemption of preferred stock                                                 -                     -           (2,230,000)
     Proceeds from long-term debt                                         19,000,000            15,000,000             6,850,000
     Principal payments on long-term debt                                (4,862,000)           (4,424,000)           (1,403,000)
                                                                  -------------------   -------------------  --------------------
Net cash provided by financing activities                                 21,825,000            32,539,000            30,310,000
                                                                  -------------------   -------------------  --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (22,536,000)             9,640,000             7,272,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            28,721,000            19,081,000            11,809,000
                                                                  -------------------   -------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $        6,185,000    $       28,721,000   $        19,081,000
                                                                  ===================   ===================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $        1,386,000    $        1,304,000   $         1,104,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Deferred interest expense on long-term debt                       $                -    $          503,000   $           728,000
Imputed dividends on preferred stock                              $                -    $                -   $         1,700,000
Receivable from sale of assets                                    $          961,000    $                -   $                 -
Issuance of option to purchase convertible notes in exchange
     for restricted cash                                          $        1,500,000    $                -   $                 -
Issuance of common stock for acquisition of MBI                   $       10,526,000    $                -   $                 -
Issuance of common stock upon conversion of notes                 $        6,100,000    $        1,800,000   $                 -
Issuance of common stock upon conversion of preferred stock       $                -    $       10,000,000   $                 -



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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc and MDV Technologies, Inc., its wholly owned subsidiary Alliance Pharmaceutical GmbH from its inception in December 1998, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2000 and 1999 have been reclassified to conform to the current year's presentation.

LIQUIDITY AND BASIS OF PRESENTATION

         The accompanying financial statements are prepared assuming the Company is a going concern. The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ended June 30, 2002. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, manufacturing and business development activities. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Subsequent to year-end, the Company received $9 million (a $5 million payment from Mallinckrodt, a unit of Tyco Healthcare, in connection with the amendment of the Optison Product Rights Agreement ("OPRA") with MBI, and a $4 million investment in the Company's Series F Preferred Stock made by Baxter Healthcare Corporation ("Baxter")). In addition, on August 31, 2001 the Company announced that it has reached an agreement in principle on terms for the private placement of at least $15 million of common shares to a group of institutional investors. The estimated proceeds of the proposed private placement, together with the $9 million already received, and expected milestone payments from Baxter are expected to satisfy the Company's capital requirements through at least fiscal 2002. There can be no assurance that any of these financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. The Company is taking actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products. The 2001 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

         Short-term investments consist of highly liquid debt instruments. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of accumulated comprehensive income (loss). The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

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

PROPERTY, PLANT, EQUIPMENT, AND OTHER ASSETS

         Buildings, furniture, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of 3 to 25 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Technology and patent rights are amortized using the straight-line method over 4 to 20 years.

PURCHASED TECHNOLOGY

         The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the OXYGENT(TM) (temporary blood substitute) and LIQUIVENT(R) (intrapulmonary oxygen carrier) products. Purchased technology also includes $4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

         The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $8.9 million and $10.1 million, and is reported net of accumulated amortization of $14.3 million and $13.2 million at June 30, 2001 and 2000, respectively. At June 30, 2001, the technology acquired from MBI has a book value of $3.9 million, net of accumulated amortization of $559,000, and is being amortized over four years.

         The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

INVESTMENT IN JOINT VENTURE

         In May 2000, the Company and Baxter formed a joint venture, PFC Therapeutics, LLC ("PFC Therapeutics") for the manufacture, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union. The Company received a prepaid royalty of $10 million from PFC Therapeutics, which is recorded as deferred revenue as of June 30, 2001 and 2000. The Company will recognize the revenue as the royalties are earned and will record its portion of the operating results of the joint venture as equity in income or loss of the joint venture within the Company's consolidated statement of operations. PFC Therapeutics holds $10 million in assets as of June 30, 2001 and had no significant operating results for the past two fiscal years.

REVENUE RECOGNITION

         Revenue under collaborative research agreements is recognized as services are provided and revenue related to milestone payments is recognized upon the completion of the milestone event or requirement under such agreements. Revenue from product sales is recognized upon the transfer of title, which is generally when products are shipped. The Company recognizes revenue only on payments that are non-refundable, and defers revenue recognition until performance obligations have been completed.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements", ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and which was effective October 1, 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

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

NET LOSS PER SHARE

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

NEW ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces
APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

2.  FINANCIAL STATEMENT DETAILS

OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                                                                       June 30,
                                                                                             2001                      2000
                                                                                    -----------------------    ---------------------
         Prepaid royalty                                                            $        1,025,000         $              --
         Short-term receivables                                                              1,561,000                  1,046,000
         Other                                                                                  60,000                    276,000
                                                                                    -----------------------    ---------------------
                                                                                           $ 2,646,000                $ 1,322,000
                                                                                    =======================    =====================

PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment consist of the following:

                                                                                                       June 30,
                                                                                             2001                      2000
                                                                                    -----------------------    ---------------------
         Land                                                                       $             --           $         225,000
         Buildings                                                                                --                     300,000
         Building improvements                                                                    --                   2,422,000
         Furniture, fixtures, and equipment                                                14,852,000                 19,686,000
         Leasehold improvements                                                            22,026,000                 20,045,000
                                                                                    -----------------------    ---------------------
                                                                                           36,878,000                 42,678,000
         Less accumulated depreciation and amortization                                   (20,712,000)               (22,369,000)
                                                                                    -----------------------    ---------------------
                                                                                    $      16,166,000          $      20,309,000
                                                                                    =======================    =====================

ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                                       June 30,
                                                                                             2001                      2000
                                                                                    -----------------------    ---------------------
         Payroll and related expenses                                               $        1,698,000         $        3,338,000
         Rent and related operating expenses                                                    20,000                    433,000
         Other                                                                               1,119,000                    330,000
                                                                                    -----------------------    ---------------------
                                                                                    $        2,837,000         $        4,101,000
                                                                                    =======================    =====================

3.  INVESTMENTS

         The Company classifies its investment securities as available-for-sale and records holding gains or losses in accumulated comprehensive income (loss).

         The following is a summary of available-for-sale securities:

                                             June 30, 2001                                        June 30, 2000
                          --------------------------------------------------    ---------------------------------------------------
                                                  Gross                                                Gross
                                               Unrealized      Estimated                             Unrealized         Estimated
                                 Cost        Gains (Losses)    Fair Value             Cost         Gains (Losses)       Fair Value
                          ---------------  ---------------- ----------------    ----------------  ----------------  ---------------
Corporate securities      $      300,000   $      (219,000) $         81,000    $    1,296,000    $     3,510,000   $    4,806,000
                          ---------------  ---------------- ----------------    ----------------  ----------------  ---------------

         The gross realized gains on sales of available-for-sale securities totaled $3,917,000 and $6,282,000, in 2001 and 2000, respectively. The gross unrealized gain (loss) of ($219,000) and $3,510,000 in 2001 and 2000, respectively, are recorded as a component of comprehensive income (loss). The unrealized gain or loss had no cash effect and therefore is not reflected in the Consolidated Statements of Cash Flows.

4.  LONG-TERM DEBT

         In June 1998, the Company entered into a loan and security agreement with a bank to provide for up to $15 million at the bank's prime rate plus 0.5%. The loan bears interest at rates ranging from 5.23% to 7.25% at June 30, 2001. Amounts borrowed are secured by a $3.6 million restricted certificate of deposit, by certain fixed assets and patents, and are scheduled to be repaid over three years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On June 30, 2001, the balance outstanding on this loan was $4.6 million.

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

         In February 2000, the Company sold $15 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. The Company issued to certain investors of the debentures a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $265,000 at June 30, 2001. During the fiscal year ended June 30, 2001, $6.1 million of these debentures and accrued interest were converted into 638,000 shares of Alliance common stock.

         In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share, subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share, subject to certain antidilution provisions.

         In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. The notes are convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $15.72 per share, subject to certain antidilution provisions. The Company will have certain rights to cause the notes to convert into common stock. The investors also paid $1.5 million for the option to purchase at any time $9.9 million of zero-coupon subordinated convertible notes, convertible into Alliance common stock at $22.17 per share, subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes.

         The Company's principal payments for the long-term debt for the years ending June 30, 2002, 2003, 2004, 2005 and 2006 are $2.7 million, $1.5 million, $417,000, $-0- and $-0-, respectively. Due to the option of the Company to satisfy the subordinated convertible debentures/notes with the issuance of common stock, the Company has excluded any principal payments on the convertible notes from the five year schedule of principal payments.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

STOCK OPTION PLANS

         The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), a 1991 Stock Option Plan, a 2000 Stock Option Plan and a 2001 Stock Option Plan which provide for both incentive and non-qualified stock options (the "1991 Plan", the "2000 Plan" and the "2001 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, 8,300,000, 2,100,000 and 2,000,000 shares under the 1983 Plan, 1983 Program, 1991 Plan, 2000 Plan and 2001 Plan, respectively) to directors, officers, employees, and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan and the 1983 Program have expired and no additional options may be granted under such plans.

         The following table summarizes stock option activity for the three years ended June 30, 2001:

                                                                                                               Weighted
                                                                                       Shares               Average Price
                                                                                  ------------------     ---------------------
Balance at June 30, 1998                                                                5,085,923               $ 10.11
   Granted                                                                              2,617,008               $  4.90
   Exercised                                                                             (129,918)              $  0.01
   Terminated/Expired                                                                  (2,373,791)              $ 10.08
                                                                                  ------------------
Balance at June 30, 1999                                                                5,199,222               $  7.75
   Granted                                                                              2,672,300               $  6.27
   Exercised                                                                             (501,894)              $  5.11
   Terminated/Expired                                                                    (675,788)              $  6.64
                                                                                  ------------------
Balance at June 30, 2000                                                                6,693,840               $  7.47
   Granted                                                                              3,432,700               $  7.24
   Exercised                                                                             (385,896)              $  5.12
   Terminated/Expired                                                                  (1,226,226)              $  7.88
                                                                                  ------------------
Balance at June 30, 2001                                                                8,514,418               $  7.42
                                                                                  ==================

Available for future grant under the 1991 Plan                                            368,157
Available for future grant under the 2000 Plan                                          1,803,500
Available for future grant under the 2001 Plan                                            952,550
                                                                                  ------------------
                                                                                        3,124,207
                                                                                  ==================

         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2001:

                                                                             Weighted
                                                           Weighted           Average                            Weighted
                Range of Exercise         Number           Average          Remaining           Number           Average
                     Prices             Outstanding     Exercise Price   Contractual Life     Exercisable     Exercise Price
             ------------------------ ---------------- ----------------- ----------------- ----------------- -----------------
                $2.375 - $2.7188            231,500          $2.59          8.80 years            110,800          $2.54
                      $2.75               2,134,326          $2.75          9.24 years            989,202          $2.75
                 $2.80 - $4.875           1,146,400          $4.70          7.53 years            596,200          $4.81
                 $5.00 - $7.688             828,117          $5.40          5.52 years            758,970          $5.39
                      $7.75                 998,000          $7.75          8.47 years            238,799          $7.75
                $7.8125 - $9.375            981,125          $9.07          6.08 years            658,825          $9.13
                $9.4375 - $12.875         1,364,050         $12.49          8.63 years            215,530         $11.43
                 $13.00 - $28.00            830,900         $15.89          4.48 years            749,337         $16.02
                                      ----------------                                     -----------------
                                          8,514,418          $7.42          7.62 years          4,317,663          $7.48
                                      ================                                     =================

         The Company has adopted the disclosure-only provisions of SFAS No.
123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2001, 2000 or 1999. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:

                                                                       2001                 2000                   1999
                                                                -------------------   ------------------    -------------------
             Net loss
                As reported                                     $     (60,676,000)    $     (46,467,000)    $     (62,473,000)
                Pro forma                                             (69,055,000)          (52,716,000)          (67,386,000)

             Net loss per share
                As reported                                      $        (1.24)       $        (1.03)       $        (1.89)
                Pro forma                                                 (1.41)                (1.17)                (2.04)

         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 2001, 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate range of 4.625% to 6.5% for 2001 and 5.63% to 6.63% for all prior years; dividend yield of 0% (for all years); volatility factor of 105%, 83% and 78%; and a weighted-average expected term of 6 years, 6 years and 7 years. The estimated weighted average fair value at grant date for the options granted during 2001, 2000 and 1999 was $5.86, $4.64 and $3.23 per option, respectively.

         The following table summarizes common shares reserved for issuance at June 30, 2001 on exercise or conversion of:


                                                                                            Shares
                                                                                     ----------------------
                        Series F convertible preferred stock                                 1,090,909
                        Convertible subordinated debentures                                  2,268,474
                        Common stock options                                                11,638,625
                        Common stock warrants                                                1,193,142
                                                                                     ----------------------
                        Total common shares reserved for issuance                           16,191,150
                                                                                     ======================


WARRANTS

         At June 30, 2001, the Company had warrants outstanding to purchase 1,193,142 shares of common stock at prices ranging from $2.45 to $9.65 per share. The warrants expire on various dates from February 2004 through November 2004.

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

         In May 2000, the Company entered into a joint venture with Baxter and sold 500,000 shares of its convertible Series F Preferred Stock for $20 million. In May 2001, the Company sold to Baxter 100,000 shares of its convertible Series F Preferred Stock for $4 million. If Alliance's common stock price averages $22 per share over a 20-day period within the next four years, the conversion price for the Series F Preferred Stock will be $22 per share. If the stock does not reach that price, the conversion price will be based on the market value of Alliance's common stock at the time of conversion, subject to certain limitations. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

6.  LICENSE AGREEMENTS

         In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including IMAVIST(TM) (formerly named IMAGENT(R)). In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company. IMAVIST is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. Schering is also providing funding to Alliance for some of its development expenses related to IMAVIST.

         In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of OXYGENT in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales and distribution of OXYGENT; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license from Alliance in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including OXYGENT. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for OXYGENT'S initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license OXYGENT in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture OXYGENT for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell OXYGENT in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for OXYGENT. In connection with this arrangement, Baxter has purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain OXYGENT related equipment in lieu of purchasing the same amount of preferred stock, in a transaction accounted for as a sale and lease-back. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. The $19 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

         In May 2001, the Company sold manufacturing equipment to Baxter for proceeds of $3 million. In conjunction with the sale of the equipment to Baxter, the Company leased the equipment back from Baxter. The term of the lease is for six years and the Company will begin making monthly payments of $40,000 plus interest (at prime plus 1%) following the first year of the lease term. In addition, following the expiration of the lease term, Alliance will be able to purchase the equipment for $750,000. The lease obligation to Baxter of $3 million has been included in long-term debt of the Company as of June 30, 2001.

         In July 1997, the Company entered into a development agreement (the "Development Agreement") with VIA Medical Corporation (renamed Metracor Technologies, Inc. ("Metracor") in June 2001) for the joint development of RODA (Real-time Oxygen Dynamics Analyzer). RODA is a minimally invasive, point-of-care patient monitoring system that combines oxygen dynamics software designed by the Company with Metracor's ex vivo blood gas and chemistry sensor technology. In August 1998, Alliance and Metracor entered into a manufacturing, marketing and distribution agreement (the "Marketing Agreement") whereby Metracor was primarily responsible for manufacturing and marketing RODA, and the parties were to share revenues from the sale of products. RODA is intended to provide continuous (intermittent) measurements of certain blood chemistry and blood gas parameters, as well as an overall assessment of surgical and intensive care patients' cardiovascular and oxygenation status. In June 2001, the Development Agreement was terminated and the Marketing Agreement was restructured. Under the arrangement, Metracor obtained an exclusive royalty-free license to all of Alliance's rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance's rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor ("Metracor B Stock") in exchange for approximately $500,000 cash and the Metracor License. After acquiring the Metracor B Stock, Alliance owns approximately 5% of Metracor.

         In connection with the transaction, Alliance entered into an option agreement with all other investors (the "Investors") purchasing the Metracor B Stock. Under the terms of the option agreement, Alliance may purchase all (but not less than all) of the Investors Metracor B Stock until December 1, 2002 or earlier upon certain events (the "Alliance Option"). If Alliance exercises the Alliance Option, Alliance will pay the Investors, at Alliance's discretion, either $0.93273 cash per share of Metracor B Stock (the "Cash Price") (for an aggregate price of approximately $14.1 million), or 0.13072 shares of Alliance Common Stock per share of Metracor B Stock (the "Alliance Stock Price") (for an aggregate price of approximately 1.97 million shares of Alliance Common Stock). If exercised, Alliance would collectively hold approximately 36% of Metracor.

         Metracor may sell up to approximately five million shares of additional Metracor B Stock to other Investors who will become parties to the Option Agreement. Should Metracor sell the entire additional five million shares, and Alliance exercise the Alliance Option, Alliance would hold approximately 47% of Metracor in return for an aggregate Cash Price of $18.8 million or an aggregate Alliance Stock Price of 2.63 million shares of Alliance Common Stock.

         The Option Agreement also includes a thirty day option exercisable collectively by the Investors, including if applicable, purchasers of the five million additional shares, if Alliance does not exercise the Alliance Option prior to November 1, 2002 to require Alliance to purchase all of the Metracor B Stock at the Cash Price (subject to Alliance's right to pay the Alliance Stock Price in lieu of the Cash Price).

7.  SALE OF TECHNOLOGY

         In November 1999, the Company completed the sale of certain aspects of its PULMOSPHERES(R) technology to Inhale Therapeutic Systems, Inc. ("Inhale") for $15 million in cash and $5 million in common stock of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale. The Company recorded net revenue of $14.1 million associated with this transaction in fiscal 2000.

8.  ACQUISITION OF MOLECULAR BIOSYSTEMS, INC.

         On December 29, 2000, the Company acquired the outstanding shares of MBI in exchange for 770,000 shares of Alliance common stock. MBI is the developer of OPTISON(R), an intravenous ultrasound contrast agent being marketed in both the United States and Europe. The acquisition was accounted for as a purchase.

         A summary of the MBI acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:


         Total acquisition costs:
              Issuance of common stock                            $      10,526,000
              Acquisition-related expenses                                  600,000
                                                                  ---------------------
                                                                  $      11,126,000
                                                                  =====================

         Allocated to assets and liabilities as follows:

              Tangible assets acquired                            $      10,090,000
              Assumed liabilities                                        (3,440,000)
              Purchased technology                                        4,476,000
                                                                  ---------------------
                                                                  $      11,126,000
                                                                  =====================

         Assuming that the acquisition of MBI had occurred on the first day of the Company's fiscal year ended June 30, 2000, (unaudited) pro forma condensed consolidated financial information would be as follows:

                                                                               Year ended June 30,
                                                                  ----------------------------------------------
                                                                          2001                     2000
                                                                  ---------------------    ---------------------
              Revenues                                            $       3,561,000        $      24,525,000
              Net loss                                                  (65,350,000)             (55,154,000)
              Net loss per share, basic and diluted                           (1.34)                   (1.20)

         This pro forma information is not necessarily indicative of the actual results that would have been achieved had MBI been acquired the first day of the Company's fiscal year ended June 30, 2000, nor is it necessarily indicative of future results.

9.  INCOME TAXES

         Significant components of the Company's deferred tax assets as of June 30, 2001 and 2000, respectively, are shown below. A valuation allowance of $166,198,000, of which $21,243,000 is related to 2001, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

         Deferred tax assets consist of the following:

                                                                                                    June 30,
                                                                                           2001                   2000
                                                                                   ---------------------   --------------------
             Net operating loss carryforwards                                      $      126,720,000      $      107,107,000
             Research and development credits                                              18,745,000              17,563,000
             Capitalized research expense                                                  17,788,000              14,883,000
             Other - net                                                                    2,945,000               5,402,000
                                                                                   ---------------------      -----------------
             Total deferred tax assets                                                    166,198,000             144,955,000
             Valuation allowance for deferred tax assets                                 (166,198,000)           (144,955,000)
                                                                                   ---------------------   --------------------
             Net deferred tax assets                                               $             --        $             --
                                                                                   =====================   ====================

         Approximately $3,930,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

         At June 30, 2001, the Company had federal and various state net operating loss carryforwards of approximately $350,000,000 and $27,567,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. Approximately $1,851,000 of federal tax loss carryforwards expired in fiscal 2001 and will continue to expire (approximately $3,027,000 in fiscal 2002) unless previously utilized. The

Company also has federal and state research and development tax credit carryforwards of $13,475,000 and $5,215,000, respectively, which will begin expiring in fiscal 2002 unless previously utilized.

         Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred; however, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

10.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain office and research facilities in San Diego and certain equipment under operating leases. Provisions of the facilities leases provide for abatement of rent during certain periods and escalating rent payments during the lease terms based on changes in the Consumer Price Index. Rent expense is recognized on a straight-line basis over the term of the leases.

         Minimum annual commitments related to operating lease payments at June 30, 2001 are as follows:


             YEARS ENDING JUNE 30,
             ---------------------
                2002                                                                               $      3,605,000
                2003                                                                                      1,830,000
                2004                                                                                      1,216,000
                2005                                                                                        805,000
                2006                                                                                        834,000
                Thereafter                                                                                1,451,000
                                                                                                   -------------------
                Total                                                                              $      9,741,000
                                                                                                   ===================

         Rent expense for fiscal 2001, 2000, and 1999 was $4.3 million, $4.2 million and $4.1 million, respectively.

         On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company's registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain Federal securities laws. In May 2001, the actions were consolidated. In July 2001, the plaintiffs filed a consolidated amended complaint and, in August 2001, the Company filed a motion to dismiss. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In August 2001, another purported class action alleging substantially identical allegations was filed in the U.S. District Court for the Southern District of California; however, the Company understands that plaintiffs intend to dismiss this lawsuit in light of the consolidated action in the New York court. The Company believes that the lawsuits are completely without merit, however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables present unaudited quarterly financial information for each of the four quarters of the fiscal years ended June 30, 2001 and June 30, 2000. We believe this information reflects a fair presentation of such information in accordance with generally accepted accounting principles. The results are not necessarily indicative of results for any future period. More detailed information can be found in our quarterly statements on Form 10-Q for the respective periods. Selected unaudited quarterly results were as follows (in thousands, except per share amounts):


Fiscal year 2001 Quarter Ended                        SEPTEMBER 30          DECEMBER 31           MARCH 31              JUNE 30
                                                      ------------          -----------           --------              -------
Revenues                                           $          14        $         396        $       1,211        $         236
Operating expenses                                        16,285               16,187               18,448               13,113
Loss from operations                                     (16,271)             (15,791)             (17,237)             (12,877)
Net loss                                                 (13,840)             (15,846)             (17,223)             (13,767)
Net loss per share, basic and diluted(1)                    (.29)                (.33)                (.35)                (.28)


Fiscal year 2000 Quarter Ended                        SEPTEMBER 30          DECEMBER 31           MARCH 31              JUNE 30
                                                      ------------          -----------           --------              -------
Revenues                                           $       1,568        $      14,204        $           9        $         219
Operating expenses                                        12,125               17,285               16,917               18,038
Loss from operations                                     (10,557)              (3,081)             (16,908)             (17,819)
Net loss                                                 (10,720)              (3,089)             (21,087)             (11,571)
Net loss per share, basic and diluted(1)                    (.25)                (.07)                (.46)                (.25)


(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

12.  SUBSEQUENT EVENTS

         On August 2, 2001, Baxter purchased $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. The $19 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

         On August 6, 2001, MBI, a subsidiary of the Company, announced the amendment of the Optison(R) Product Rights Agreement (OPRA) dated May 9, 2000 with Mallinckrodt, a unit of Tyco Healthcare. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5 percent of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI has received royalties of approximately $200,000 per quarter from Mallinckrodt this year. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

                                  EXHIBIT INDEX

         Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

         The following exhibits are being filed herewith:

        Number                             Document
   --------------      -------------------------------------------------------------
       10 (hhh)        Consulting Agreement dated July 31, 2001 between the
                       Company and Harold W. DeLong(1)

       10 (iii) Agreement and Plan of Merger dated as of October 11, 2000 by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company registration statement on Form S-4, filed on November 9, 2000)

       10 (jjj)        Letter Agreement dated as of May 1, 2001 between the
                       Company and Baxter Healthcare Corporation amending the
                       Deferred Stock Purchase Agreement dated May 19, 2000

       10 (kkk)        Term Sheet dated August 1, 2001 between the Company and
                       Baxter Healthcare Corporation amending the Deferred Stock
                       Purchase Agreement dated May 19, 2000(2)

       10 (lll) Third Amendment to Optison Products Rights Agreement dated as of August 6, 2001, between the Company, Molecular Biosystems, Inc. and Mallinckrodt Inc.(2)

       10 (mmm)        Form of Amendment to 1991 Stock Option Plan, 2000 Stock
                       Option Plan and 2001 Stock Option Plan

          21           Subsidiary List

         23.1          Consent of Ernst & Young LLP, Independent Auditors

-------------------------
         (1) Management contract or compensatory plan or arrangement required to be filed.

         (2) A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.