Form 10-Q
period 2001-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2001-11-14
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1644018 (I.R.S. Employer Identification Number)

3040 Science Park Road San Diego, California (Address of principal executive offices)	92121 Zip Code

Registrant's telephone number, including area code:	(858) 410-5200

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes /x/	No / /

As of November 12, 2001, Registrant had 14,222,944 shares of its Common Stock, $.01 par value, outstanding.

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

Part I Financial Information:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$5,527,000	$6,185,000
Short-term investments	—	81,000
Other current assets	538,000	2,646,000

Total current assets	6,065,000	8,912,000
Property, plant and equipment — net	14,913,000	16,166,000
Purchased technology — net	12,250,000	12,820,000
Restricted cash	4,555,000	4,941,000
Investment in joint venture	5,000,000	5,000,000
Other assets — net	1,226,000	1,310,000

	$44,009,000	$49,149,000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,465,000	$4,270,000
Accrued expenses	2,505,000	2,837,000
Current portion of long-term debt	1,917,000	2,667,000

Total current liabilities	7,887,000	9,774,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	32,354,000	32,729,000
Stockholders' equity (deficit):
Preferred stock — $.01 par value; 5,000,000 shares authorized; 700,000 and 600,000 shares of Series F issued and outstanding at September 30, 2001 and June 30, 2001, respectively	7,000	6,000
Common stock — $.01 par value; 125,000,000 shares authorized; 49,541,071 shares issued and outstanding at September 30, 2001 and June 30, 2001	495,000	495,000
Additional paid-in capital	434,010,000	430,231,000
Accumulated comprehensive income (loss)	—	(219,000)
Accumulated deficit	(440,744,000)	(433,867,000)

Total stockholders' equity (deficit)	(6,232,000)	(3,354,000)

	$44,009,000	$49,149,000

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2001	2000
	(Unaudited)
Revenues:
License and research revenue	$5,023,000	$14,000
Operating expenses:
Research and development	8,614,000	13,865,000
General and administrative	2,676,000	2,420,000

	11,290,000	16,285,000

Loss from operations	(6,267,000)	(16,271,000)
Imputed interest expense on convertible notes	—	(1,082,000)
Investment income	111,000	4,231,000
Interest expense	(721,000)	(718,000)

Net loss applicable to common shares	$(6,877,000)	$(13,840,000)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.29)

Weighted average shares outstanding:
Basic and diluted	49,541,000	47,541,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2001	2000
	(Unaudited)
Operating activities:
Net loss	$(6,877,000)	$(13,840,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,912,000	1,556,000
Imputed interest expense on convertible notes	—	1,082,000
Expense associated with warrant issuance	42,000	210,000
(Gain) loss on sale of equity securities	251,000	(3,723,000)
Changes in operating assets and liabilities:
Research revenue receivable	—	146,000
Restricted cash and other assets	2,578,000	(3,017,000)
Accounts payable and accrued expenses and other	(1,137,000)	(1,740,000)

Net cash used in operating activities	(3,231,000)	(19,326,000)

Investing activities:
Sales and maturities of short-term investments	49,000	4,561,000
Property, plant and equipment	(89,000)	(243,000)

Net cash provided by (used in) investing activities	(40,000)	4,318,000

Financing activities:
Issuance of common stock	—	2,191,000
Issuance of convertible preferred stock — net	3,780,000	—
Proceeds from long-term debt	—	12,000,000
Principal payments on long-term debt	(1,167,000)	(889,000)

Net cash provided by financing activities	2,613,000	13,302,000

Decrease in cash and cash equivalents	(658,000)	(1,706,000)
Cash and cash equivalents at beginning of period	6,185,000	28,721,000

Cash and cash equivalents at end of period	$5,527,000	$27,015,000

Supplemental disclosure of cash flow information:
Interest paid	$307,000	$536,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of notes	$—	$2,600,000

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

Principles of Consolidation

    The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 2001 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements

    The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Purchased Technology

    The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) and LiquiVent® (intrapulmonary oxygen carrier) products. Purchased technology also includes 4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

    The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $8.6 million and $8.9 million, and is reported net of accumulated amortization of $14.6 million and $14.3 million at September 30, 2001 and June 30, 2001, respectively. The technology acquired from MBI has a book value of $3.6 and $3.9 million, net of accumulated amortization of $839,000 and $559,000 at September 30, 2001 and June 30, 2001, and is being amortized over four years.

    The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income (Loss)

    Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS  No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended September 30, 2001 and 2000, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $6,657,000 and $16,986,000, respectively.

Net Loss Per Share

    The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

2. SUBSEQUENT EVENTS

    On October 18, 2001, a 1:5 reverse stock split that had been approved at the Company's Annual Meeting of Shareholders became effective.

    On October 31, 2001, the Company completed a private placement financing and received gross proceeds of $15.1 million. The financing involved placement of 4,314,329 shares of Alliance common stock at $3.50 per share to a group of institutional and individual investors, including two Alliance directors. The investors also received warrants to purchase 4,334,329 additional shares of Alliance common stock at $4.20 per share.

    The $3.50 per share price was higher than both the book value and market price of Alliance's common stock on the day of issuance. The number of shares issued to the investors and the warrant exercise price are both subject to adjustment based on the volume weighted average price of Alliance's common stock during the 10 trading days beginning November 15, 2001. If the price of Alliance common stock increases, the $3.50 per share issuance price and the $4.20 per share warrant exercise price will not change.

    The purchase agreement also provides for the issuance of additional shares to the investors in the event of a subsequent offering at a lower per share price so that the effective price to the investors will be the same as the price per share in the subsequent offering. This anti-dilution adjustment is not applicable to shares sold publicly by the investors before the time of the subsequent offering. The warrants have a similar adjustment provision, as well as other standard anti-dilution provisions, including in the case of stock splits, stock dividends, and other similar events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company's fiscal years ended June 30.)

    Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of September 30, 2001, has an accumulated deficit of $440.7 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Liquidity and Capital Resources

    Through September 2001, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

    In August 2001, the Company announced the amendment of the Optison® Product Rights Agreement ("OPRA") dated May 9, 2000 with Mallinckrodt, a unit of Tyco Healthcare, and the Company's subsidiary, MBI. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5% of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI has received royalties of approximately $200,000 per quarter from Mallinckrodt this year. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

    In June 1998, the Company entered into a loan and security agreement with a bank to provide for up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed are secured by a $3.2 million restricted certificate of deposit and certain fixed assets and patents, and are scheduled to be repaid over three years. If certain financial covenants are not satisfied, the outstanding balance may become due and payable. On September 30, 2001, the balance outstanding on this loan was $3.4 million. Subsequent to September 30, 2001, the certificate of deposit was liquidated and the loan was paid in full.

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

    The Company had net working deficit of ($1,822,000) at September 30, 2001, compared to ($862,000) at June 30, 2001. The Company's cash, cash equivalents, and short-term investments decreased to $5.5 million at September 30, 2001, from $6.3 million at June 30, 2001. The decrease resulted primarily from net cash used in operations of $3.2 million and principal payments on long-term debt of $1.2 million, partially offset by net proceeds of $3.8 million from the sale of preferred stock. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

    The Company expects to incur substantial expenditures associated with product development, particularly for Oxygent and Imavist™. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the

Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

    Alliance anticipates that its current capital resources, expected milestone payments by Baxter, gross proceeds of $15.1 million from the private placement in October 2001 and expected revenue from investments will be adequate to satisfy its capital requirements through at least fiscal 2002. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

    While the Company believes that it can produce materials for clinical trials and the initial market launch for Oxygent and Imavist at its existing San Diego, California facilities, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the Food and Drug Administration ("FDA") will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has not obtained any regulatory approvals for its production facilities for these products, nor can there be any assurance that it will be able to do so. The Company currently has responsibility for manufacturing Oxygent; however, Baxter has the right to take over responsibility for manufacturing the product for sale in the Baxter Territory. The license agreement with Schering AG, Germany ("Schering") requires the Company to manufacture products at its San Diego facility for a period of time after market launch at a negotiated price. Schering will be responsible for establishing production capacity beyond the maximum capacity of the San Diego facility. The Company sold its facility in Otisville, New York in June 2001.

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

Results of Operations

  Three Months Ended September 30, 2001 as Compared with Three Months Ended September 30, 2000

    The Company's license and research revenue increased to $5 million for the three months ended September 30, 2001, compared to $14,000 for the three months ended September 30, 2000. The increase was primarily a result of the proceeds of $5 million received from Mallinckrodt in connection with the amendment of the Optison Product Rights Agreement in August 2001.

    Research and development expenses decreased by 38% to $8.6 million for the three months ended September 30, 2001, compared to $13.9  million for the three months ended September 30, 2000. The decrease in expenses was primarily due to a $3.8 million decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $1.2 million decrease in staffing costs for employees engaged in research and development activities, as well as other decreases related to the Company's research and development activities. The Company expects research and development expenses to decrease in 2002 compared to 2001, due to reduced clinical trial expenses.

    General and administrative expenses increased by approximately 11% to $2.7 million for the three months ended September 30, 2001, compared to $2.4 million for the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to a $1 million non-recurring adjustment of a prepaid royalty as a result of the OPRA amendment. Without the adjustment, general and administrative expenses would have decreased by 32%, primarily due to decreases in staffing costs and professional fees.

    Investment income was $111,000 for the three months ended September 30, 2001, compared to $4.2 million for the three months ended September 30, 2000. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

    Interest expense was $721,000 for the three months ended September 30, 2001, compared to $718,000 for the three months ended September 30, 2000.

    For the three months ended September 30, 2000, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million principal amount of subordinated convertible debentures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2001.

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

    An annual meeting of shareholders was held on October 15, 2001. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

Director	For	Against	Withheld	Broker Non-Votes
Pedro Cuatrecasas, M.D.	39,507,944	0	1,375,561	0
Fred M. Hershenson, Ph.D.	39,506,102	0	1,377,403	0
Carroll O. Johnson	39,506,167	0	1,377,338	0
Stephen M. McGrath	39,503,915	0	1,379,590	0
Donald E. O'Neill	39,507,515	0	1,375,990	0
Helen M. Ranney, M.D.	39,513,250	0	1,370,255	0
Jean G. Riess, Ph.D.	39,358,678	0	1,524,827	0
Duane J. Roth	39,508,050	0	1,375,455	0
Theodore D. Roth	39,499,290	0	1,384,215	0
Thomas F. Zuck, M.D.	39,360,476	0	1,523,029	0

    The shareholders of the Company voted for the authorization of a reverse stock split of five shares combined into one share of common stock of the Corporation in accordance with the following vote:

36,760,633 For	2,680,857 Against	1,442,015 Abstain	0 Broker Non-Votes

    The shareholders of the Company voted to approve the issuance of securities in a contemplated private placement of the Company in accordance with the following vote:

14,131,236 For	1,843,678 Against	1,549,116 Abstain	23,359,475 Broker Non-Votes

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    Certificate of Amendment(1)

    (1) Incorporated by reference to the Company's Report on Form 8-K dated October 18, 2001

(b)
Report on Form 8-K

    The Company filed a current report on Form 8-K dated October 18, 2001, stating that a 1:5 reverse stock split, which was approved at the Annual Meeting of Shareholders of Alliance Pharmaceutical Corp. (the "Company") on October 15, 2001, will become effective. Trading of the Company's common stock on a post-reverse stock split basis was effective on October 18, 2001. The reverse stock split caused the applicable exercise or conversion price of the Company's outstanding warrants, options and convertible securities to be adjusted as provided in the respective instruments pursuant to which they were issued.

    The Company filed a current report on Form 8-K dated October 31, 2001, stating that the Company received proceed of $15,100,150 in conjunction with a private placement of 4,314,329 shares of its common stock at $3.50 per share to a group of institutional investors, including two Alliance directors. Pursuant to the terms of the purchase agreement entered into between Alliance and the investors in connection with the private placement, Alliance also issued warrants to purchase 4,334,329 shares of its common stock at $4.20 per share. The number of shares issued to the investors and the warrant exercise price are both subject to adjustment based on the volume weighted average price of Alliance's common stock during the 10 trading days beginning November 15, 2001. The purchase agreement also provides for the issuance of additional shares to the investors in the event of a subsequent offering at a lower per share price so that the effective price to the investors will be the same as the price per share in the subsequent offering. The warrants have a similar adjustment provision, as well as other standard anti-dilution provisions, including in the case of stock splits, stock dividends, and other similar events.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (REGISTRANT)
/s/ TIM T HART Tim T Hart Chief Financial Officer and Treasurer

Date: November 14, 2001

QuickLinks

  INDEX
  Part I Financial Information
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES