Form 10-Q
period 2001-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2002-02-14
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

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

        Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/    No / /

        As of February 11, 2002, Registrant had 17,307,673 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

Part I Financial Information:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,190,000	$6,185,000
Short-term investments	—	81,000
Other current assets	549,000	2,646,000

Total current assets	8,739,000	8,912,000
Property, plant and equipment — net	13,659,000	16,166,000
Purchased technology — net	11,680,000	12,820,000
Restricted cash	1,140,000	4,941,000
Investment in joint venture	5,000,000	5,000,000
Other assets — net	1,310,000	1,310,000

	$41,528,000	$49,149,000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,958,000	$4,270,000
Accrued expenses	1,816,000	2,837,000
Current portion of long-term debt	—	2,667,000

Total current liabilities	3,774,000	9,774,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	21,368,000	32,729,000
Stockholders' equity (deficit):
Preferred stock — $.01 par value; 5,000,000 shares authorized; 700,000 and 600,000 shares of Series F issued and outstanding at December 31, 2001 and June 30, 2001, respectively	7,000	6,000
Common stock — $.01 par value; 125,000,000 shares authorized; 17,186,769 and 9,908,214 shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively	172,000	99,000
Additional paid-in capital	457,491,000	430,627,000
Accumulated comprehensive income (loss)	—	(219,000)
Accumulated deficit	(451,284,000)	(433,867,000)

Total stockholders' equity (deficit)	6,386,000	(3,354,000)

	$41,528,000	$49,149,000

Note:
The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
License and research revenue	$44,000	$396,000	$5,067,000	$410,000
Operating expenses:
Research and development	8,412,000	13,926,000	17,026,000	27,791,000
General and administrative	1,869,000	2,261,000	4,545,000	4,681,000

	10,281,000	16,187,000	21,571,000	32,472,000

Loss from operations	(10,237,000)	(15,791,000)	(16,504,000)	(32,062,000)
Imputed interest expense on convertible notes	—	—	—	(1,082,000)
Investment income	72,000	514,000	183,000	4,745,000
Interest expense	(375,000)	(569,000)	(1,096,000)	(1,287,000)

Net loss applicable to common shares	$(10,540,000)	$(15,846,000)	$(17,417,000)	$(29,686,000)

Net loss per common share:
Basic and diluted	$(0.79)	$(1.64)	$(1.50)	$(3.09)

Weighted average shares outstanding:
Basic and diluted	13,268,000	9,686,000	11,588,000	9,597,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2001	2000
	(Unaudited)
Operating activities:
Net loss	$(17,417,000)	$(29,686,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,824,000	3,128,000
Imputed interest expense on convertible notes	—	1,082,000
Expense associated with warrant and debt issuance	84,000	307,000
Loss (gain) on sale of equity securities	251,000	(3,723,000)
Non-cash compensation — net	—	50,000
Changes in operating assets and liabilities:
Research revenue receivable	—	146,000
Restricted cash and other assets	5,898,000	(735,000)
Accounts payable, accrued expenses and other	(3,333,000)	(3,083,000)

Net cash used in operating activities	(10,693,000)	(32,514,000)

Investing activities:
Sales and maturities of short-term investments	49,000	4,561,000
Cash acquired from MBI acquisition	—	7,951,000
Property, plant and equipment	(177,000)	(1,346,000)

Net cash provided by (used in) investing activities	(128,000)	11,166,000

Financing activities:
Issuance of common stock — net	13,657,000	3,610,000
Issuance of convertible preferred stock — net	3,780,000	—
Proceeds from long-term debt	—	19,000,000
Proceeds from option to purchase convertible notes	—	1,500,000
Principal payments on long-term debt	(4,611,000)	(2,056,000)

Net cash provided by financing activities	12,826,000	22,054,000

Increase in cash and cash equivalents	2,005,000	706,000
Cash and cash equivalents at beginning of period	6,185,000	28,721,000

Cash and cash equivalents at end of period	$8,190,000	$29,427,000

Supplemental disclosure of cash flow information:
Interest paid	$935,000	$750,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to MBI acquisition	$—	$10,526,000
Net liabilities acquired from MBI acquisition	$—	$1,860,000
Issuance of common stock upon conversion of notes	$9,500,000	$6,100,000

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

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations for the three and six months ended December 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Purchased Technology

        The purchased technology was primarily acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. into a subsidiary of the Company in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™(temporary blood substitute) product. Purchased technology also includes $4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

        The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $8.3 million and $8.9 million, and is reported net of accumulated amortization of $14.9 million and $14.3 million at December 31, 2001 and June 30, 2001, respectively. The technology acquired from MBI has a book value of $3.4 million and $3.9 million, net of accumulated amortization of $1.1 million and $559,000 at December 31, 2001 and June 30, 2001, respectively, and is being amortized over four years.

        The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income and Loss

        Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended December 31, 2001 and 2000, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $10,540,000 and $16,019,000, respectively. During the six months ended December 31, 2001 and 2000, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $17,198,000 and $33,004,000, respectively.

Net Loss Per Share

        The Company computes net loss per common share in accordance with Financial Accounting Standards Board's Statement No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Stockholders' Equity (Deficit)

        On October 18, 2001, a 1:5 reverse stock split that had been approved at the Company's Annual Meeting of Shareholders became effective. All share and per share related data in the consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

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

2. Subsequent Event

        On January 17, 2002, the Company announced that it has submitted documents to the U.S. Food and Drug Administration ("FDA") and to European regulatory authorities regarding resumption of the clinical development of Oxygent. The regulatory submissions included an Interim Integrated Safety Summary ("IISS") containing data from all clinical studies conducted with the product, as well as a new Phase 3 clinical plan. Following the regulatory submissions, Baxter Healthcare Corporation ("Baxter") made an additional investment of $2 million in Alliance convertible preferred stock. The $2 million payment is part of a previously reported $19 million obligation that will be paid to Alliance as certain milestones are met in order for Baxter to maintain its rights to the product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(References to years are to the Company's fiscal years ended June 30.)

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of December 31, 2001, has an accumulated deficit of $451.3 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Liquidity and Capital Resources

        Through December 2001, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

        A private placement financing was completed on October 31, 2001, pursuant to which Alliance received proceeds of $15,100,150 and issued 4,314,329 shares of its common stock at $3.50 per share and warrants to purchase 4,334,329 shares of its common stock at $4.20 per share to a group of institutional investors. In November 2001, the Company issued an additional 153,174 shares of its common stock to the investors and reduced the warrant exercise price to $4.06 per share. Pursuant to the terms of the purchase agreement and the warrants, the number of shares issued to the investors and the warrant exercise price were both subject to adjustment based on the volume weighted average price of Alliance's common stock during the 10 trading days beginning November 15, 2001, which was $3.38.

        In October 2001, the Company entered into a Contribution Agreement with certain holders of its Four-Year, 5% Subordinated Convertible Debentures (the "Debentures"), pursuant to which the Debenture holders agreed to exchange $9.5 million principal amount of their Debentures for shares of Alliance's common stock. The number of shares issued to the Debenture holders was based on the volume weighted average price of Alliance's common stock during the 10 days trading beginning November 15, 2001. Accordingly, on November 30, 2001, Alliance issued 2,810,651 shares of its common stock to the Debenture holders in exchange for their Debentures, which Debentures were canceled by Alliance.

        In June 1998, the Company entered into a loan and security agreement with a bank to provide up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed were secured by a $3.2 million restricted certificate of deposit and certain fixed assets and patents, and were scheduled to be repaid over three years. In October 2001, the certificate of deposit was liquidated and the loan was paid in full.

        In August 2001, the Company announced the amendment of the Optison® Product Rights Agreement ("OPRA") dated May 9, 2000 between Mallinckrodt, a unit of Tyco Healthcare, and the Company's subsidiary, MBI. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5% of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI has received royalties of approximately $200,000 per quarter from Mallinckrodt this year. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license from Alliance in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for Oxygent's initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter will have the exclusive right to promote, market, distribute and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent related equipment in lieu of purchasing the same amount of preferred stock, in a transaction accounted for as a sale and lease-back. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. Subsequent to December 31, 2001, Baxter made an additional investment of $2 million in Alliance convertible preferred stock. The remaining $17 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

        The Company had net working capital of $5 million at December 31, 2001, compared to a deficit of ($862,000) at June 30, 2001. The Company's cash, cash equivalents, and short-term investments increased to $8.2 million at December 31, 2001, from $6.3 million at June 30, 2001. The increase resulted primarily from net proceeds of $13.7 million from the October 2001 private placement financing and by net proceeds of $3.8 million from the sale of preferred stock, partially offset by net cash used in operations of $10.7 million and principal payments (paid with restricted and unrestricted cash) on long-term debt of $4.6 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

        The Company expects to incur substantial expenditures associated with product development, particularly for Oxygent and Imavist™.The Company may seek additional collaborative research and development relationships with suitable corporate partners for its non-licensed products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

        Alliance anticipates that its current capital resources, expected milestone payments by Baxter and expected revenue from investments will be adequate to satisfy its capital requirements through at least fiscal 2002. The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

Results of Operations

        Six Months ended December 31, 2001 as Compared with Six Months ended December 31, 2000

        The Company's license and research revenue increased to $5.1 million for the six months ended December 31, 2001, compared to $410,000 for the six months ended December 31, 2000. The increase was primarily a result of the $5 million received from Mallinckrodt in connection with the amendment of the Optison Product Rights Agreement in August 2001.

        Research and development expenses decreased by 39% to $17 million for the six months ended December 31, 2001, compared to $27.8 million for the six months ended December 31, 2000. The decrease in expenses was primarily due to a $7.8 million decrease in payments to outside researchers for clinical trials and other product development work, a $2.4 million decrease in staffing costs for employees engaged in research and development activities, as well as other decreases related to the Company's research and development activities. The Company expects research and development expenses to decrease in 2002 compared to 2001, due to reduced clinical trial expenses.

        General and administrative expenses decreased by approximately 3% to $4.5 million for the six months ended December 31, 2001, compared to $4.7 million for the six months ended December 31, 2000. The decrease in general and administrative expenses was primarily due to decreased professional fees and staffing costs.

        Investment income was $183,000 for the six months ended December 31, 2001, compared to $4.7 million for the six months ended December 31, 2000. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

        Interest expense was $1.1 million for the six months ended December 31, 2001, compared to $1.3 million for the six months ended December 31, 2000. The decrease was primarily a result of lower average long-term debt balances.

        For the six months ended December 31, 2000, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million subordinated convertible debentures.

        Three Months ended December 31, 2001 as Compared with Three Months ended December 31, 2000

        The Company's license and research revenue decreased to $44,000 for the three months ended December 31, 2001, compared to $396,000 for the three months ended December 31, 2000.

        Research and development expenses decreased by 40% to $8.4 million for the three months ended December 31, 2001, compared to $13.9 million for the three months ended December 31, 2000. The decrease in expenses was primarily due to a $4 million decrease in payments to outside researchers for clinical trials and other product development work, a $1.3 million decrease in staffing costs for employees engaged in research and development activities, as well as other decreases related to the Company's research and development activities.

        General and administrative expenses were $1.9 million for the three months ended December 31, 2001, compared to $2.3 million for the three months ended December 31, 2000. The decrease in general and administrative expenses was primarily due to decreased professional fees.

        Investment income was $72,000 for the three months ended December 31, 2001, compared to $514,000 for the three months ended December 31, 2000. The decrease was primarily a result of lower average cash and short-term investment balances.

        Interest expense was $375,000 for the three months ended December 31, 2001, compared to $569,000 for the three months ended December 31, 2000. The decrease was primarily a result of lower average long-term debt balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation, dated as of October 16, 2001, as filed with the Secretary of State of the State of New York, to amend the Company's Certificate of Incorporation to provide that every five shares of the Company's existing common stock was being combined and reclassified as one share of issued and outstanding common stock, pursuant to the Company's 5:1 reverse stock split. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated October 18, 2001.
4.1	Form of Purchase Agreement by and among the Company and the Investors listed on the signature pages thereto. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated October 31, 2001.
4.2
Form of Registration Rights Agreement by and among the Company and the Investors named in the Purchase Agreement. Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K, dated October 31, 2001.
4.3	Form of Warrant to purchase shares of the Company's Common Stock. Filed as Exhibit 99.4 to the Company's Current Report on Form 8-K, dated October 31, 2001.
4.4	Form of Contribution Agreement by and among the Company and the Holders set forth on Schedule 1 thereto. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated November 30, 2001.
  (b)
  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K, dated October 18, 2001, reporting a 1:5 reverse stock split and reporting that trading of the Company's common stock on a post-reverse stock split basis was effective on October 18, 2001.

    The Company filed a current report on Form 8-K dated October 31, 2001, reporting the results of the Company's private placement completed on October 30, 2001.

    The Company filed a Current Report on Form 8-K, dated November 30, 2001, reporting that the Company (i) had issued an additional 153,174 shares of its common stock to the investors and reduced the warrant exercise price to $4.06 per share in connection with the private placement completed on October 31, 2001, (ii) on October 23, 2001, had entered into a Contribution Agreement with certain holders of its Four-Year, 5% Subordinated Convertible Debentures (the "Debentures"), pursuant to which the Debenture holders agreed to exchange $9.5 million principal amount of their Debentures for shares of Alliance's common stock (the "Debt Exchange") and (iii) on November 30, 2001, had issued 2,810,651 shares of its common stock to the Debenture holders in exchange for their Debentures, which Debentures were canceled by the Company. The Company reported that as a result of the private placement and Debt Exchange, the Company's cash and short-term investments and stockholders' equity increased, and that the Company's long-term debt decreased, as of September 30, 2001, on a pro forma basis. The Company filed its condensed consolidated balance sheets as of September 30, 2001 as Exhibit 99.3 to the Current Report on Form 8-K, dated December 4, 2001, to show such results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant)
/s/ TIM T. HART Tim T. Hart Chief Financial and Treasurer

Date: February 14, 2002

QuickLinks

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES