Form 10-Q
period 2002-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2002-05-15
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

        As of May 10, 2002, Registrant had 17,307,673 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14

Part I Financial Information:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$6,957,000	$6,185,000
Short-term investments	—	81,000
Other current assets	991,000	2,646,000

Total current assets	7,948,000	8,912,000
Property, plant and equipment—net	12,406,000	16,166,000
Purchased technology—net	11,110,000	12,820,000
Restricted cash	1,145,000	4,941,000
Investment in joint venture	5,000,000	5,000,000
Other assets—net	1,295,000	1,310,000

	$38,904,000	$49,149,000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,473,000	$4,270,000
Accrued expenses	2,164,000	2,837,000
Deferred revenue	750,000	—
Current portion of long-term debt	—	2,667,000

Total current liabilities	5,387,000	9,774,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	21,010,000	32,729,000
Stockholders' equity (deficit):
Preferred stock—$.01 par value; 5,000,000 shares authorized; 750,000 and 600,000 shares of Series F issued and outstanding at March 31, 2002 and June 30, 2001, respectively	8,000	6,000
Common stock—$.01 par value; 125,000,000 shares authorized; 17,307,673 and 9,908,214 shares issued and outstanding at March 31, 2002 and June 30, 2001, respectively	173,000	99,000
Additional paid-in capital	459,823,000	430,627,000
Accumulated comprehensive loss	—	(219,000)
Accumulated deficit	(457,497,000)	(433,867,000)

Total stockholders' equity (deficit)	2,507,000	(3,354,000)

	$38,904,000	$49,149,000

Note:	The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
License and research revenue	$4,516,000	$1,211,000	$9,583,000	$1,621,000
Operating expenses:
Research and development	8,234,000	16,310,000	25,260,000	44,101,000
General and administrative	2,258,000	2,138,000	6,803,000	6,819,000

	10,492,000	18,448,000	32,063,000	50,920,000

Loss from operations	(5,976,000)	(17,237,000)	(22,480,000)	(49,299,000)
Imputed interest expense on convertible notes	—	—	—	(1,082,000)
Investment income	45,000	442,000	228,000	5,187,000
Interest expense	(282,000)	(428,000)	(1,378,000)	(1,715,000)

Net loss applicable to common shares	$(6,213,000)	$(17,223,000)	$(23,630,000)	$(46,909,000)

Net loss per common share:
Basic and diluted	$(0.36)	$(1.74)	$(1.75)	$(4.84)

Weighted average shares outstanding:
Basic and diluted	17,282,000	9,898,000	13,471,000	9,697,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2002	2001
	(Unaudited)
Operating activities:
Net loss	$(23,630,000)	$(46,909,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,485,000	5,002,000
Imputed interest expense on convertible debentures	—	1,082,000
Expense associated with warrant issuance	126,000	360,000
Loss (gain) on sale of equity securities	251,000	(3,723,000)
Non-cash compensation—net	267,000	257,000
Changes in operating assets and liabilities:
Research revenue receivable	—	146,000
Restricted cash and other assets	5,466,000	(152,000)
Accounts payable, accrued expenses, deferred revenue and other	(1,986,000)	(1,910,000)

Net cash used in operating activities	(14,021,000)	(45,847,000)

Investing activities:
Sales and maturities of short-term investments	49,000	4,588,000
Cash acquired from MBI acquisition	—	7,951,000
Property, plant and equipment—net	(15,000)	(2,716,000)

Net cash provided by investing activities	34,000	9,823,000

Financing activities:
Issuance of common stock	13,666,000	3,822,000
Issuance of convertible preferred stock—net	5,704,000	—
Proceeds from long-term debt	—	19,000,000
Proceeds from option to purchase convertible notes	—	1,500,000
Principal payments on long-term debt	(4,611,000)	(3,522,000)

Net cash provided by financing activities	14,759,000	20,800,000

Increase (decrease) in cash and cash equivalents	772,000	(15,224,000)
Cash and cash equivalents at beginning of period	6,185,000	28,721,000

Cash and cash equivalents at end of period	$6,957,000	$13,497,000

Supplemental disclosure of cash flow information:
Interest paid	$1,207,000	$1,166,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to MBI acquisition	$—	$10,526,000
Net liabilities acquired from MBI acquisition	$—	$1,860,000
Issuance of common stock upon conversion of notes	$9,900,000	$6,100,000

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

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Purchased Technology

        The majority of the purchased technology was acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the present value of future earnings anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) product. Purchased technology also includes $4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

        The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $8.0 million and $8.9 million, and is reported net of accumulated amortization of $15.2 million and $14.3 million at March 31, 2002 and June 30, 2001, respectively. The technology acquired from MBI has a book value of $3.1 million and $3.9 million, net of accumulated amortization of $1.4 million and $559,000 at March 31, 2002 and June 30, 2001, respectively, and is being amortized over four years.

        The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income and Loss

        Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130") establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended March 31, 2002 and 2001, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $6,213,000 and $17,546,000, respectively. During the nine months ended March 31, 2002 and 2001, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $23,410,000 and $50,550,000, respectively.

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

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of March 31, 2002, has an accumulated deficit of $457.5 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Liquidity and Capital Resources

        Through March 2002, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

        In March 2002, Alliance and Inhale Therapeutic Systems, Inc. ("Inhale") expanded their agreement regarding the PulmoSpheres® particle and particle processing technology, aspects of which Inhale initially acquired from Alliance in November 1999. The PulmoSpheres technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement, Inhale paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. For the quarter ended March 31, 2002, the Company recorded revenue of $4.5 million for the transfer of technology and deferred revenue of $750,000, to properly reflect the shipment of chemical inventory to Inhale subsequent to quarter-end.

        Under the terms of the supplemental agreement, Inhale has the right to use the PulmoSpheres technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to Inhale. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. Inhale will pay Alliance future milestone or royalty payments on a reduced number of products developed by Inhale or its licensees utilizing the technology. Inhale has also purchased chemicals from Alliance in accordance with the 1999 agreement and obtained an option to purchase additional such material through September 2003. These chemicals are used in the production of the PulmoSpheres technology, and this purchase will allow Inhale to accelerate its product development efforts.

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

        In March 2002, the Company announced that it has entered into a partnership with Schering AG, Germany ("Schering") and Cardinal Health, Inc. ("Cardinal") for the marketing of Imavist™, an ultrasound contrast agent. Schering licensed worldwide marketing rights for Imavist from Alliance in September 1997. The companies agreed to modify this agreement to allow Alliance to increase its participation in the marketing of the product. Under the terms of the modified agreement, Alliance will have exclusive marketing rights to Imavist for cardiology indications in the U.S. for five years, and Schering will receive a royalty on product sales. Schering retains marketing rights for other indications in the U.S. and all indications in the rest of the world, subject to Alliance's option to obtain additional indications and territories. Under certain circumstances, Schering would co-market the product at the end of five years. Concurrently, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. to assist in the marketing of Imavist. Under the agreement, Cardinal Health will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal will extend to Alliance a revolving line of credit, which will be repaid from product revenues.

        In May 2000, Alliance and Baxter Healthcare Corporation ("Baxter") entered into a joint venture for the manufacture, marketing, sales and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license from Alliance in the Baxter Territory, to manufacture and market all of the Company's injectable perfluorochemical emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million, which has been recorded as deferred revenue. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. Under the arrangement, Alliance will continue to fund the current development plan for Oxygent's initial approval in the Baxter Territory. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics,

Baxter will have the exclusive right to promote, market, distribute and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent related equipment in lieu of purchasing the same amount of preferred stock, in a transaction accounted for as a sale and lease-back. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. In January 2002, Baxter made an additional investment of $2 million in Alliance convertible preferred stock. The remaining $17 million obligation will be paid to the Company if certain milestones are reached during the development of the new pivotal Phase 3 trial protocol and the conduct of the study.

        The Company had net working capital of $2.6 million at March 31, 2002, compared to a deficit ($862,000) at June 30, 2001. The Company's cash, cash equivalents, and short-term investments increased to $7 million at March 31, 2002, from $6.3 million at June 30, 2001. The increase resulted primarily from net proceeds of $13.7 million from the October 2001 private placement financing and by net proceeds of $5.7 million from the sale of preferred stock, partially offset by net cash used in operations of $14 million and principal payments (paid with restricted and unrestricted cash) on long-term debt of $4.6 million. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

        Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-72844) and Form S-4 (File No. 333-49676).

Results of Operations

  Nine Months ended March 31, 2002 as Compared with Nine Months ended March 31, 2001

        The Company's license and research revenue increased by $8 million to $9.6 million for the nine months ended March 31, 2002, compared to $1.6 million for the nine months ended March 31, 2001. The increase was primarily a result of the $4.5 million in revenue recorded in connection with the Inhale supplemental agreement for PulmoSpheres technology in March 2002 and the $5 million received from Mallinckrodt in connection with the amendment of the Optison Product Rights Agreement in August 2001.

        Research and development expenses decreased by 43% to $25.3 million for the nine months ended March 31, 2002, compared to $44.1 million for the nine months ended March 31, 2001. The decrease in expenses was primarily due to a $13.6 million decrease in payments to outside researchers for clinical trials and other product development work, a $3.8 million decrease in staffing costs for employees engaged in research and development activities, a $1 million decrease in utility expenses, as well as other decreases related to the Company's research and development activities.

        General and administrative expenses were $6.8 million for the nine months ended March 31, 2002, compared to $6.8 million for the nine months ended March 31, 2001.

        Investment income was $228,000 for the nine months ended March 31, 2002, compared to $5.2 million for the nine months ended March 31, 2001. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

        Interest expense was $1.4 million for the nine months ended March 31, 2002, compared to $1.7 million for the nine months ended March 31, 2001. The decrease was primarily a result of lower average long-term debt balances.

        For the nine months ended March 31, 2001, the Company recorded imputed interest expense of $1.1 million related to the beneficial conversion feature on the $12 million subordinated convertible debentures.

  Three Months ended March 31, 2002 as Compared with Three Months ended March 31, 2001

        The Company's license and research revenue increased to $4.5 million for the three months ended March 31, 2002, compared to $1.2 million for the three months ended March 31, 2001. The increase was a result of the $4.5 million in revenue recorded in connection with the Inhale supplemental agreement for PulmoSpheres technology in March 2002.

        Research and development expenses decreased by 50% to $8.2 million for the three months ended March 31, 2002, compared to $16.3 million for the three months ended March 31, 2001. The decrease in expenses was primarily due to a $5.8 million decrease in payments to outside researchers for clinical trials and other product development work, a $1.3 million decrease in staffing costs for employees engaged in research and development activities, a $400,000 decrease in utility expenses, as well as other decreases related to the Company's research and development activities.

        General and administrative expenses were $2.3 million for the three months ended March 31, 2002, compared to $2.1 million for the three months ended March 31, 2001. The increase in general and administrative expenses was primarily due to increased professional fees related to partnering and financing activities.

        Investment income and other was $45,000 for the three months ended March 31, 2002, compared to $442,000 for the three months ended March 31, 2001. The decrease was primarily a result of decrease in realized gains from the sale of short-term investments.

        Interest expense was $282,000 for the three months ended March 31, 2002, compared to $428,000 for the three months ended March 31, 2001. The decrease was primarily a result of lower average long-term debt balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2002.

Part II Other Information:

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10(a)	Agreement dated as of February 28, 2002 between the Company and RedKey, Inc., dba Cardinal Health Sales and Marketing Services *
	10(b)	Amended and Restated License Agreement dated as of February 22, 2002 between the Company and Schering Aktiengesellschaft *
* A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.
(b)	Reports on Form 8-K

  The Company filed a current report on Form 8-K dated April 1, 2002, stating that the Company and Inhale Therapeutic Systems have entered into a Supplemental Agreement which amended certain terms of the Original Agreements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant)
/s/ TIM T. HART Tim T. Hart Chief Financial Officer and Treasurer

Date: May 15, 2002

QuickLinks

ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLIANCE PHARMACEUTICAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS