Form 10-K
period 2002-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2002-09-30
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of registrant as specified in its charter)

New York	14-1644018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6175 Lusk Boulevard, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 410-5200

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

        Securities registered pursuant to Section 12(g) of the Act:

common stock, par value $0.01.
(Title of Class)

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market on September 23, 2002 was $6 million.

        The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 23, 2002 was 17,368,849.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 2002 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART I

        Except for historical information, the matters set forth in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. The Company refers you to cautionary information contained elsewhere herein, in other documents the Company files with the Securities and Exchange Commission from time to time, and those risk factors set forth in the Company's most recent registration statements on Form S-3 (Registration Number 333-72844) and Form S-4 (Report Number 333-49676).

Item 1. Business

        Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products and licensing these products to larger pharmaceutical companies in exchange for fixed payments and royalty or profit-sharing payments. One of the Company's products, Imagent® (formerly named Imavist™), has been approved for sale in the U.S. as an intravenous contrast agent for enhancement of ultrasound images to assess cardiac structure and motion. The Company has entered into a five-year agreement with Cardinal Health, Inc. ("Cardinal") to assist in the marketing of Imagent. Another of the Company's products, Oxygent™, is in late-stage clinical development as an intravascular oxygen carrier to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency).

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

        The Company was incorporated in New York in 1983. Its principal executive offices are located at 6175 Lusk Boulevard, San Diego, California 92121, and its telephone number is (858) 410-5200.

PFC Products

        Alliance's two primary products, Oxygent and Imagent, are based upon perfluorochemical ("PFC") and emulsion technologies. PFCs are biochemically inert compounds and may be employed in a variety of therapeutic and diagnostic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and can be used to transport these gases throughout the body.

        Oxygent.    Oxygent (perflubron emulsion) is an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It is intended to provide oxygen to tissues during elective surgeries where a blood transfusion is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. A single unit of Oxygent is expected to provide the equivalent oxygen delivery of one to two units of red blood cells.

        In addition to the well-publicized risks of infectious disease transmission (e.g., HIV, hepatitis) and potential immune suppression effects related to blood transfusions, there are emerging concerns regarding the availability and quality of donor blood. The National Blood Data Resource Center has released data showing that blood donations have decreased while blood usage has increased over the past several years. This expected blood shortage may be further exacerbated by a May 31, 2002 Guidance for Industry from the U.S. Food and Drug Administration ("FDA") prohibiting blood donations from people who spent three or more cumulative months in the United Kingdom from 1980 through 1996; anyone who spent five or more cumulative years anywhere in Europe since 1980 to the present; military personnel who spent six or more months at a U.S. military base in any of nine European countries from 1980 to 1996; and anyone who received a blood transfusion in the U.K. since 1980. The FDA's policy has been implemented by the American Red Cross, which collects half the U.S. blood supply. These recommendations are part of an effort to exclude donors who are potentially at risk of having been exposed to infected beef that may be linked to new variant Creutzfeldt-Jakob (nvCJD) disease. During the summer of 2002, blood banks were asked to begin screening potential donors to try to reduce the risk of transmission of West Nile Virus via blood transfusions. In addition, there are concerns regarding the quality of donor blood because of a "storage lesion" effect. This effect is a progressive deterioration of red blood cell function that occurs while the blood is stored. This reduces the immediate oxygen transport effectiveness of the donor red cells, which are typically stored for up to six weeks prior to their use in transfusions.

        These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries. Oxygent is a sterile emulsion that is compatible with all blood types and is expected to have a shelf-life of approximately two years. Oxygent may be used with other blood-sparing techniques, including Alliance's proprietary Augmented Acute Normovolemic Hemodilution™ technique.

        In September 2000, the Company announced that its analysis of the data from a Phase 3 study in Europe demonstrated that the product provided a statistically significant reduction in the need for donor blood in patients undergoing a variety of general surgery procedures. Additionally, a greater percentage of patients in the Oxygent-treated group were able to avoid the need for any donor blood transfusion as compared to the control group. In January 2001, the Company voluntarily suspended enrollment in an on-going Phase 3 cardiac surgery study in the U.S. due to an imbalance in certain adverse events, primarily the incidence of stroke. While the frequency of these adverse events in the Oxygent treatment group was consistent with published data for patients undergoing cardiac bypass surgery, the control group frequency was remarkably low, causing a disparity in the proportion between the treatment and control patients. In July 2001, Alliance and Baxter met with the FDA regarding the continuing clinical development of Oxygent and presented a data analysis that explained reasons for the imbalance. The FDA has requested that the Company provide additional information before submitting a new Phase 3 study plan. The Company is collecting data to determine its response.

        In May 2000, the Company and Baxter established a joint venture, PFC Therapeutics, LLC ("PFC Therapeutics"), which obtained a license from the Company for the development, manufacturing, marketing, sales, and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). In August 2002, the Company sent PFC Therapeutics a notice of intended termination of the license due to PFC Therapeutics' failure to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

        Imagent.    Imagent (perflexane lipid microspheres) is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of the heart for better diagnosis of cardiac structure and motion. An estimated 40 million (non-obstetrical) ultrasound exams were performed in the U.S. last year, a portion of which could benefit from use of an ultrasound imaging agent. In June 2002, the Company announced that the FDA approved Imagent for use in imaging the heart.

        Imagent is administered intravenously as a solution of perfluorochemical-based "microbubbles." These microscopic bubbles are highly echogenic in the bloodstream and reflect ultrasound signals strongly, thereby enhancing ultrasound images. Two Phase 3 studies involving more than 500 cardiac patients demonstrated that Imagent significantly improved ultrasound images of the walls of the heart (endocardial border delineation) as compared to non-contrast evaluation. Imagent has been found to have an excellent safety profile.

        The Company entered into a worldwide development and commercialization agreement (the "Schering License Agreement") for Imagent with Schering AG, Germany ("Schering") in 1997. This agreement was modified in February 2002 to give the Company exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales. At the expiration of the five-year period, the Company has the option to buy out all of Schering's rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with the Company. Concurrent with the restructuring of the Schering agreement, the Company entered into a five-year agreement with Cardinal to assist in the sales and marketing of Imagent. The Company has contracted with several Cardinal affiliates to perform certain packaging and distribution functions.

        The Company's products require substantial development efforts. The Company may encounter unforeseen technical or other problems which may force delay, abandonment, or substantial change in the development of a specific product or process, technological change, or product development by others, any of which may materially adversely affect its business. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 2002, 2001 and 2000, the Company incurred research and development expenses of $33.5 million, $55.3 million and $54.6 million, respectively.

Metracor Technologies, Inc.

        In July 1997, the Company entered into a development agreement (the "Development Agreement") with Metracor Technologies, Inc. ("Metracor") for the joint development of RODA® (Real-time Oxygen Dynamics Analyzer). RODA is a minimally invasive, point-of-care patient monitoring system that combines oxygen dynamics software designed by the Company with Metracor's ex vivo blood gas and chemistry sensor technology. In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance's rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance's rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor ("Metracor B Stock") in exchange for approximately $500,000 cash and the Metracor license. After acquiring the Metracor B Stock, Alliance owns approximately 5% of Metracor.

        In connection with the transaction, Alliance entered into an option agreement with all other investors (the "Investors") purchasing the Metracor B Stock, which option agreement was amended in July 2002. Under the terms of the option agreement as amended, Alliance may purchase all (but not less than all) of the Investors Metracor B Stock subject to the option until December 1, 2002 or earlier upon certain events (the "Alliance Option"). At June 30, 2002, 15,116,857 shares of Metracor B Stock were subject to the option. Under the July 2002 amendment, the number of shares subject to the option will be reduced by applying a ratio of six shares for each $1.00 of principal amount advanced to Metracor by a certain Metracor Series B Stock owner under the terms of a note purchase agreement between Metracor and the Metracor Series B Stock owner. In no event will Alliance's option be reduced to a number below 5,000,000 shares of Metracor Series B Stock. At September 20, 2002, the number of shares subject to the option was 6,716,857. If Alliance exercises the Alliance Option for such shares, Alliance will pay the Investors, at Alliance's discretion, either $0.93273 cash per share of Metracor B Stock (the "Cash Price") (for an aggregate price of approximately $6.7 million), or 0.02614 shares of Alliance Common Stock per share of Metracor B Stock (the "Alliance Stock Price") (for an

aggregate price of approximately 175,600 shares of Alliance Common Stock). If exercised, Alliance would collectively hold a maximum of approximately 21% of Metracor.

        The option agreement also includes a thirty-day option exercisable collectively by the Investors, including if applicable, purchasers of the five million additional shares, if Alliance does not exercise the Alliance Option prior to November 1, 2002 to require Alliance to purchase all of the Metracor B Stock at the Cash Price (subject to Alliance's right to pay the Alliance Stock Price in lieu of the Cash Price).

Acquisition of Molecular Biosystems, Inc.

        On December 29, 2000, Alliance acquired Molecular Biosystems, Inc. ("MBI"), which became a wholly owned subsidiary of the Company, in exchange for 770,000 shares of Alliance common stock. MBI is the developer of Optison®, the only intravenous ultrasound contrast agent for the heart being marketed in both the United States and Europe. MBI was receiving ongoing royalties from its agreement regarding Optison with Mallinckrodt, a unit of Tyco Healthcare. Mallinckrodt's territory includes all countries except Japan, South Korea, and Taiwan. In August 2001, MBI and Mallinckrodt amended the agreement in connection with Mallinckrodt's announcement that it was exiting the ultrasound contrast agent business and transferring its rights to Nycomed Amersham, plc. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

        Optison is being developed for marketing in Japan, South Korea, and Taiwan pursuant to an agreement with Chugai Pharmaceutical Co., Ltd.

Collaborative Relationships

        Baxter Healthcare Corporation.    In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute, and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. From January to June 2002, Baxter made an additional investment of $3.5 million in Alliance Series F Preferred Stock. Subsequent to June 2002, Baxter purchased $250,000 of Series F Preferred Stock and is obligated to pay an additional $15.3 million if certain milestones are reached in the further development of Oxygent. In August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

        Schering AG, Germany.    The Company entered into a worldwide development and commercialization agreement for Imagent with Schering in 1997. This agreement was modified in February 2002 to give the Company exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales. At the expiration of the five-year period, the Company has the option to buy out all of Schering's rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with the Company.

        Concurrent with the restructuring of the Schering agreement, the Company entered into a five-year agreement with Cardinal to assist in the sales and marketing of Imagent. The Company has contracted with several Cardinal affiliates to perform certain packaging and distribution functions.

        Inhale Therapeutic Systems, Inc.    ("Inhale") In November 1999, the Company transferred to Inhale certain rights to the PulmoSpheres® technology and other assets for use in respiratory drug delivery. The Company received $15 million in cash from Inhale and $5 million in Inhale stock. Alliance will also receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. A supplemental agreement was signed in March 2002, pursuant to which Inhale paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other consideration. Further, the Company assigned five new patent applications covering methods of producing microparticles to Inhale. Inhale has agreed that Alliance can commercialize two respiratory products that will be formulated by Inhale utilizing the PulmoSpheres technology on a royalty-free basis. Alliance has retained the right to use the technology to develop products for drug delivery in conjunction with liquid ventilation.

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

Marketing

        The Company does not have internal marketing and sales capabilities. The Company's strategy is to establish contract relationships for the marketing, sales, and distribution services for certain of its products or use its collaborative partners to market and sell any products that it develops successfully. Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal and inChord Communications ("inChord"). Various Cardinal companies will provide packaging, sales, and distribution services. Several of the inChord companies will provide marketing, market research, advertising, and promotion services. Schering retains the marketing and distribution rights to Imagent in the rest of the world. Baxter will be solely responsible for all activities related to marketing and sales of Oxygent in the Baxter Territory. The Company intends to obtain appropriate marketing relationships for its other products or territories. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that the Company will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit the ability of the Company to market its products, thereby materially adversely affecting its business.

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

Manufacturing

        The Company currently manufactures all of its products for preclinical testing, clinical trials, and marketing. Prior to September 2002, Oxygent was produced at a commercial-scale manufacturing facility leased by the Company in San Diego, California. The facility lease expired in August 2002 and was not renewed by the Company. The Oxygent manufacturing equipment has been removed from the facility and is being stored at the Company's Imagent facility, pending the outcome of negotiations among Alliance, Baxter, and PFC Therapeutics on Oxygent development activities.

        Imagent is manufactured in San Diego at the Company's commercial-scale facility. It is manufactured using a proprietary process to form dry, PFC vapor-containing microspheres that are constituted with an aqueous solution to form microbubbles just prior to use. Alliance has expanded its market launch production capacity in San Diego for Imagent.

        If facility expansion for any of the Company's products is necessary, it may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for any expanded facilities and cannot predict the amount it will expend for the construction of any facilities. The Company does not know when or whether the FDA will determine that any expanded facilities comply with Good Manufacturing Practices. The projected location and construction of a facility will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has obtained regulatory approval for its Imagent production facility.

Sources and Availability of Raw Materials

        The Company has negotiated a long-term supply agreement for the principal raw material for Imagent. Although some raw materials for its products are currently qualified from only one source, the Company attempts to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. Raw materials used in the Company's products cannot be changed without equivalency testing of any new material by the Company and approval of the FDA. The Company has obtained a sufficient inventory of perflubron, the principal raw material utilized in Oxygent for clinical trials. The Company and Baxter are negotiating with several potential suppliers to secure a long-term supply of perflubron. The Company believes it will not have any raw material supply issues; however, no assurances can be given that a long-term supply will be obtained for such materials on terms acceptable to the Company. The Company's business could be materially and adversely affected if it or its collaborative partners are unable to obtain qualified raw materials on a timely basis and at a cost-effective price.

Patents

        The Company seeks proprietary protection for its products, processes, technologies, and ongoing improvements. The Company is pursuing patent protection in the U.S. and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Japan, Canada, Australia, Israel, Norway, South Africa, and other countries, and patents have been granted in many of these countries.

        Alliance has numerous issued U.S. patents related to or covering PFC emulsions with corresponding patents and applications in Europe, Japan, and elsewhere. Such emulsions are the basis of the Company's Oxygent product. The issued patents and pending patent applications cover specific details of emulsified PFCs through composition claims, product-by-process claims, and method claims describing their manufacture and use. In addition to the specific Oxygent formulation, issued patents broadly cover concentrated PFC emulsions, as well as methods for their manufacture and use.

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

        Alliance has several issued U.S. patents and patent applications related to Imagent. The issued patents and pending applications contain claims directed to the composition, manufacture, and use of novel stabilized microbubble compositions based on the discovery that PFC gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. Foreign applications directed to the same subject matter are also granted or pending. In May 2000, the Company received its fifth U.S. patent covering the use of various contrast agents, including Imagent, in harmonic imaging.

        The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. An issued U.S. patent licensed to the Company covers methods of administering liquids, including LiquiVent®, to patients. Other U.S. patents covering additional methods of enhancing patients' respiratory gas exchange by administering liquids, including LiquiVent, have also issued. Additionally, the Company has issued patents and pending applications that cover apparatus for liquid ventilation using PFCs. The Company also has issued patents and pending patent applications regarding the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In addition, the Company has received a U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation.

        The Company also has issued patents and pending patent applications covering its novel fluorinated surfactants. These compounds may be useful in oxygen-carrying or drug-transport compositions, and in liposomal formulations that have therapeutic and diagnostic applications. Additionally, the fluorinated compounds may be employed in cosmetics, protective creams, and lubricating agents, as well as incorporated in emulsions, microemulsions, and gels that may be useful as drug delivery vehicles or contrast agents. The Company also has pending applications relating to its dry powder technologies as well as various types of emulsions and microstructures (tubules, helixes, fibers) that may have uses in the fields of medicine, biomolecular engineering, microelectronics, and electro-optics.

        The Company, through its wholly owned subsidiary, MDV Technologies, Inc. ("MDV"), has numerous issued U.S. patents and pending applications related to the composition, use, and manufacture of FloGel®, a thermo-reversible liquid/gel product. Corresponding patents have issued, or applications have been filed, in Europe, Japan, and certain other foreign countries. MDV also has issued patents in the U.S. and Europe covering the use of poloxamer gels for the prevention of adhesion formation, delivery of drugs and ophthalmic applications.

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

        Well-publicized side effects associated with the transfusion of human donor blood have spurred efforts to develop a temporary oxygen carrier or "blood substitute." There are two primary approaches for oxygen delivery: PFC emulsions and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions. One of these companies filed for regulatory approval in the U.K. in February 2001 and in Canada in July 2000, and another company filed for approval in the U.S. in August 2001 based on data from a Phase 2 trauma study. None of these filings has led to a regulatory approval to date. A third company has an approval for its product in South Africa and has recently filed for approval in the U.S. based primarily on a Phase 3 study in orthopedic surgery. Alliance believes that Oxygent and the PFC approach may have several advantages compared to the hemoglobin-based oxygen carriers. These advantages include the potential availability of raw materials in commercial-scale quantities, as well as the relatively low cost and ease of production for Oxygent. In addition, Oxygent does not contain any human or animal blood components, and therefore does not carry any risk of blood-associated safety concerns. Alliance is aware of two other early-stage companies developing PFC-based temporary oxygen carriers, neither of which has progressed to clinical trials.

        The Company has competition in the field of ultrasound imaging contrast agents. In addition to Imagent, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. for certain cardiology applications. Another company has filed a New Drug Application ("NDA") with the FDA seeking approval to market its product. Three ultrasound contrast agents are currently sold in Europe. Certain companies are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging agent field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. The Company believes that Imagent is well-positioned to compete successfully in the market based on Imagent's safety profile, efficacy, and ease of administration, although there can be no assurance that the product will be able to do so.

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

Employees

        As of September 23, 2002, the Company had 92 full-time employees, of whom 68 were engaged in research and development, production, and associated support, two in business development and market research, and 22 in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

Executive Officers of the Registrant

        The following are the executive officers of the Company:

        Duane J. Roth.    Mr. Roth, who is 52, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals, and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth's brother, Theodore D. Roth, is President and Chief Operating Officer of the Company.

        Theodore D. Roth.    Mr. Roth, who is 51, was Executive Vice President and Chief Financial Officer of the Company from November 1987 to May 1998, when he was appointed President and Chief Operating Officer. For more than ten years prior to joining the Company, he was General Counsel of SAI Corporation, a company in the business of operating manufacturing concerns, and General Manager of Holland Industries, Inc., a manufacturing company. Mr. Roth received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company.

        David H. Klein, Ph.D.    Dr. Klein, who is 69, is Senior Vice President, Pharmaceutical Development. He originally joined Alliance in 1989, became a consultant to the Company in 1997, and rejoined the Company in June 2000. For over 40 years he has carried out and directed chemical research in various academic, research, and pharmaceutical institutions. Prior to joining Alliance, Dr. Klein worked for over four years at Sun, Inc. on medical uses of perfluorocarbon emulsions. He has served as a consultant for the National Science Foundation, the Michigan Department of Natural Resources and the United States Senate. He received his Ph.D. in Analytical Chemistry from Case Western Reserve University.

        B. Jack DeFranco.    Mr. DeFranco, who is 57, has been Vice President, Market Development for Alliance since January 1991. He has more than 25 years experience in sales and marketing in the medical products industry. He was President of Orthoconcept Inc., a private firm marketing orthopedic and urological devices from 1986 through 1990. Prior to 1986, he was Director of Marketing and New Business Development for Smith and Nephew Inc., which markets orthopedic and general wound-care products, and he served in various sales and marketing positions with Ortho Diagnostic Systems, Inc. Mr. DeFranco received his M.B.A. from Fairleigh Dickinson University.

        N. Simon Faithfull, M.D., Ph.D.    Dr. Faithfull, who is 61, has been Vice President, Medical Affairs for the Company since September 1990. Dr. Faithfull joined Alliance after serving as Director of Medical Research for Delta Biotechnology Ltd. from 1989 to 1990. He has also served as Senior Lecturer in Anesthesia at the University of Manchester (UK), and has held various academic appointments and clinical anesthesia positions at Erasmus University (Netherlands), Tulane University and the University of Alabama (Birmingham) for more than 15 years. He has served as Secretary of the International Society on Oxygen Transport to Tissue. He received his Ph.D. from Erasmus University, Rotterdam and his M.D. from London University.

        Tim T. Hart, C.P.A.    Mr. Hart, who is 45, was appointed Vice President in May 1999 and Chief Financial Officer in August 1998. He joined the Company in 1991 as Controller and has also served as Treasurer since 1994. Prior to joining Alliance in 1991, he was employed in various financial management positions at Cubic Corporation for over eight years. He was also employed by Ernst & Whinney in San Diego, California as a C.P.A.

        Joni Harvey.    Ms. Harvey, who is 48, was appointed Vice President, Operations in February 2001. Prior to joining Alliance, Ms. Harvey worked for 12 years for Molecular Biosystems Inc., where she served in various capacities, most recently as Vice President Operations. For the previous eight years, she was employed in various quality and manufacturing management positions at Baxter Healthcare Corp.

        H. Joerg Limmer, DVM.    Dr. Limmer, who is 61, was appointed Vice President, Clinical Development in September 1996. Prior to joining Alliance, Dr. Limmer worked six years for Boehringer Ingelheim Pharma as Regional Director and Vice President where he was responsible for medical and marketing affairs for Eastern European countries. For the previous 20 years, he was Director of Clinical Research at Dr. Karl Thomae GmbH, a subsidiary of Boehringer Ingelheim GmbH in Germany. His primary focus was in the area of diabetes mellitus, fat metabolism, atherosclerosis and intensive care products. Dr. Limmer received his D.V.M. from the Freie Universitaet of Berlin, Germany.

        Christiane O. Rockwell.    Ms. Rockwell, who is 49, was appointed Vice President, Quality Assurance in July 2000. Prior to joining Alliance, Ms. Rockwell worked for 20 years for Allergan, Inc., where she served in various capacities, most recently as Worldwide Quality Assurance Manager. Ms. Rockwell received her M.B.A. from Pepperdine University and her undergraduate degree in Biology and Biochemistry from University of Tours, France.

        Gwen Rosenberg.    Ms. Rosenberg, who is 48, was appointed Vice President, Corporate Communications in May 1998. Ms. Rosenberg joined the Company in 1990 and has served in various capacities. For the previous eleven years, she was a research scientist at the University of California, San Diego and at Scripps Clinic and Research Foundation, and was concurrently a science reporter for the San Diego Daily Transcript. Ms. Rosenberg has also taught high school chemistry and biology in New York. She received her B.A. and M.A. degrees from Adelphi University and The State University of New York at Stony Brook, respectively.

Item 2. Properties

Facilities

        The Company is located in San Diego, California, where it has approximately 53,000 square feet in a leased facility in which the Company maintains its executive offices, performs research and development on its PFC-based products, and manufactures Imagent. Prior to September 2002, Oxygent was produced at another commercial-scale manufacturing facility leased by the Company in San Diego, California. The lease for this facility expired in August 2002 and was not renewed by the Company. The Oxygent manufacturing equipment has been removed and is being stored at the Company's Imagent facility, pending the outcome of negotiations among Alliance, Baxter, and PFC Therapeutics on Oxygent development activities. The Company sold its Otisville, New York facility in June 2001.

        While the Company believes that it has material to initiate new clinical trials for Oxygent and that it can produce materials for market launch for Imagent at its existing San Diego facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has obtained regulatory approval for its Imagent production facility.

Item 3. Legal Proceedings

        On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company's registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against the Company and the named officers. The Company and its officers have filed a motion for summary judgment seeking dismissal of the action, but the Court has not yet decided the motion. In August 2001, another purported class action alleging substantially identical allegations was filed in the U.S. District Court for the Southern District of California. The plaintiffs in that action dismissed the action without prejudice in September 2001. The Company believes that the lawsuits are completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

        In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleges that MBI breached a license agreement and seeks an accounting, damages, a declaratory judgment terminating the license agreement, and payment of fees and expenses. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that the MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 2002.

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

	High	Low
Fiscal 2002 (adjusted to reflect reverse split)
Quarter ended September 30, 2001	$11.05	$3.85
Quarter ended December 31, 2001	$6.40	$2.66
Quarter ended March 31, 2002	$3.40	$2.17
Quarter ended June 30, 2002	$2.81	$1.00
	High	Low
Fiscal 2001 (adjusted to reflect reverse split)
Quarter ended September 30, 2000	$88.75	$51.88
Quarter ended December 31, 2000	$80.00	$34.69
Quarter ended March 31, 2001	$44.06	$10.00
Quarter ended June 30, 2001	$26.00	$7.50

        On September 23, 2002, the closing price of the Company's common stock was $0.35.

        The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

        On September 23, 2002, the approximate number of record holders of the Company's common stock was in excess of 2,290. The Company believes that, in addition, there are in excess of 23,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

Item 6. Selected Financial Data

        The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2002, and with respect to the balance sheets at June 30, 2001 and 2002, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended June 30, 1998 and 1999, and the balance sheet data at June 30, 1998, 1999, and 2000, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (in thousands except per share amounts).

	Years ended June 30,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Total revenues	$10,333	$1,857	$16,000	$8,251	$21,209
Net loss applicable to common shares	$(34,227)	$(60,676)	$(46,467)	$(62,473)	$(33,003)
Net loss per common share
Basic and diluted	$(2.37)	$(6.22)	$(5.14)	$(9.45)	$(5.20)
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (deficit)	$(14,372)	$(862)	$21,325	$11,009	$48,691
Total assets	$31,169	$49,149	$75,949	$65,984	$93,677
Long-term debt	$10,960	$32,729	$19,013	$10,499	$8,882
Stockholders' equity (deficit)	$(6,383)	$(3,354)	$33,266	$42,125	$76,090

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to the Company's fiscal years ended June 30.)

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of June 30, 2002, has an accumulated deficit of $468.1 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Critical Accounting Policies

        We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These estimates and assumptions affect the reported balances and amounts within our financial statements and supporting notes thereto. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Basis of Presentation

        The accompanying financial statements have been prepared assuming the Company is a going concern. The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003. The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

Revenue Recognition

        Revenue is generally recognized when all contracted obligations have been satisfied and collection of the resulting receivables has occurred or is reasonably assured. Licensing and royalty agreements where we have no future obligations include the Amended Optison Product Rights Agreement dated as of August 6, 2001 and the Supplemental Agreement with Inhale Therapeutic Systems, Inc. dated as of May 15, 2002. In our Baxter collaboration, we received a nonrefundable up-front prepaid royalty. In compliance with current accounting guidance, we will not recognize revenue until it is earned in future periods.

Valuation of Purchased Technology

        The carrying value of purchased technology is reviewed periodically based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. If such cash flows are less than the carrying value of the purchased technology, an impairment loss based on a comparison to the estimated fair value will be charged to expense. In the event that it is determined that an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

Investment in Joint Venture

        The Company has a 50% interest in a joint venture with Baxter. In compliance with current accounting rules we will periodically review the value of the joint venture based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. In the event that it is determined that an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

Liquidity and Capital Resources

        Through June 2002, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

        In March 2002, Alliance and Inhale expanded their agreement regarding the PulmoSpheres particle and particle processing technology, aspects of which Inhale initially acquired from Alliance in November 1999. The PulmoSpheres technology is a particle formation method designed to enhance the performance of drugs delivered via the lung in propellant-based metered-dose inhalers and dry powder inhalers. As a result of the supplemental agreement, Inhale paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other consideration.

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

        A private placement financing was completed on October 31, 2001, pursuant to which Alliance received proceeds of $15 million and issued 4,314,329 shares of its common stock at $3.50 per share and warrants to purchase 4,334,329 shares of its common stock at $4.20 per share to a group of institutional investors. In November 2001, the Company issued an additional 153,174 shares of its common stock to the investors and reduced the warrant exercise price to $4.06 per share. Pursuant to the terms of the purchase agreement and the warrants, the number of shares issued to the investors and the warrant exercise price were both subject to adjustment based on the volume weighted average price of Alliance's common stock during the 10 trading days beginning November 15, 2001, which was $3.38.

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

        In August 2001, the Company announced the amendment of the Optison Product Rights Agreement ("OPRA") dated May 9, 2000 with Mallinckrodt, a unit of Tyco Healthcare and the Company's subsidiary, MBI. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5% of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI received royalties of approximately $200,000 per quarter from Mallinckrodt this year. Under the modified agreement, MBI received $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. The notes are convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $78.60 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. The Company will have certain rights to cause the notes to convert into common stock. The investors also paid $1.5 million for the option to purchase at any time $9.9 million of zero-coupon subordinated convertible notes, convertible into Alliance common stock at $110.85 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account was $940,000 at June 30, 2002.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share (prior to the reverse stock split), subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share, subject to certain antidilution provisions. As a result of the October 2001 private placement financing, the conversion price of the debentures was adjusted to $3.38 per share. During the fiscal year ended June 30, 2002, $2 million of these debentures were converted into 592,000 shares of Alliance common stock. On June 30, 2002, the balance outstanding on these debentures was $10 million. In August 2002, the Company did not pay the accrued interest on the due date, which constitutes an event of default under the debenture terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at June 30, 2002.

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute, and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. From January to June 2002, Baxter made an additional investment of $3.5 million in Alliance Series F Preferred Stock. Subsequent to June 2002, Baxter purchased $250,000 of Series F Preferred Stock and is obligated to pay an additional $15.3 million if certain milestones are reached in the further development of Oxygent. In August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

        In February 2000, the Company sold $15 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share (prior to the reverse stock split), subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. The Company issued to certain investors of the debentures a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $98,000 at June 30, 2002. As a result of the October 2001 private placement financing, the conversion price of the debentures was adjusted to $3.38 per share. For the 2002 and 2001 fiscal years, $7.9 million and $6.1 million of these debentures and accrued interest were converted into 2,340,000 and 638,000 shares of Alliance common stock, respectively. On June 30, 2002, the balance outstanding on these debentures was $1 million.

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

        In September 1997, the Company entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights to Imagent. In conjunction with the Schering License Agreement, a Schering affiliate purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company.

        In March 2002, the Company entered into agreements with Schering and Cardinal for the marketing of Imagent, an ultrasound contrast agent. Schering and Alliance agreed to modify the Schering agreement to allow Alliance to increase its participation in the marketing of the product. Under the terms of the modified agreement, Alliance will have exclusive marketing rights to Imagent for cardiology indications in the U.S. for five years, and Schering will receive a royalty on product sales. Schering retains marketing rights for other indications in the U.S. and all indications in the rest of the world, subject to Alliance's option to obtain additional indications and territories. Under certain circumstances, Schering would co-market the product at the end of five years. Concurrently, Alliance entered into a five-year exclusive agreement with Cardinal to assist in the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal has extended to Alliance a revolving line of credit, which will be repaid from product revenues.

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

        In August 2002, as a result of the Company's balance sheet as reported on the March 31, 2002 Form 10-Q, the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the net tangible assets and stockholders equity requirements for continued listing set forth in Marketplace Rule 4450 (a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company appealed the Nasdaq Staff Determination and requested a hearing before a Nasdaq Listing Qualifications Panel to present its plan to meet the minimum requirements for listing on Nasdaq. The hearing was held on September 26, 2002. The plan presented by the Company included, among other options, the restructuring of debt, the placement of additional securities, a royalty license agreement or other investment associated with future Imagent revenue streams, and through collaboration with Baxter, the possibility of obtaining new third party financing for Oxygent. If the Company's stock is delisted it could impact our ability to raise capital and could violate certain convertible debt covenants.

        The Company had net working capital (deficit) of ($14.4 million) at June 30, 2002, compared to ($862,000) at June 30, 2001. The Company's cash, cash equivalents, and short-term investments decreased to $1.4 million at June 30, 2002, from $6.3 million at June 30, 2001. The decrease resulted primarily from net cash used in operations of $21 million and principal payments (paid with restricted and unrestricted cash) on long-term debt of $4.6 million, partially offset by net proceeds of $13.7 million from the October 2001 private placement financing and by net proceeds of $7.2 million from the sale of preferred stock. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

        The Company expects to incur substantial expenditures associated with product development, particularly for Oxygent and Imagent. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. Because adequate funds were not available, the Company has delayed its Oxygent development efforts and it may be required to delay, scale back, or eliminate one or more of its other product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

        The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, manufacturing and business development activities. As noted in the report of the Company's independent auditors, the report includes a paragraph which notes that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Subsequent to year-end, a $250,000 investment in the Company's Series F Preferred Stock was made by Baxter. In July and August 2002, the Company entered into two separate loan and security agreements that total $3 million with an investment firm at an effective 100% annualized interest rate. The loans are due at the earlier of 90 days after the date of the loan or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million. The amounts borrowed are secured by certain property and assets related to Imagent. The $3.3 million already received is expected to satisfy the Company's capital requirements through September 2002. The Company is negotiating a bridge loan and an Imagent-related financing, but there can be no assurance that the financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. The Company is taking continuing actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products. The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

        While the Company believes that it has material to initiate new clinical trials for Oxygent and that it can produce materials for market launch for Imagent at its existing San Diego facility, it may need to expand its commercial manufacturing capabilities for its products in the future. Any expansion for any of its products may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. The Company has not selected a site for such expanded facilities and cannot predict the amount it will expend for the construction of such facilities. There can be no assurance as to when or whether the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of such facilities will depend on regulatory approvals, product development, and capital resources, among other factors. The Company has obtained regulatory approval for its Imagent production facility.

        Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-72844) and Form S-4 (File No. 333-49676).

Results of Operations

2002 Compared to 2001

        The Company's license and research revenue was $10.3 million for 2002, compared to $1.9 million for 2001. The increase was primarily a result of the $5.25 million in revenue recorded in connection with the Inhale supplemental agreement for PulmoSpheres technology in March 2002 and the $5 million recorded in connection with the amendment of the Optison Product Rights Agreement with Mallinckrodt in August 2001.

        Research and development expenses decreased by 39% to $33.5 million for 2002, compared to $55.3 million for 2001. The decrease in expenses was primarily due to a $14.8 million decrease in payments to outside researchers for clinical trials and other product development work, a $5.1 million decrease in staffing costs for employees engaged in research and development activities, a $1.2 million decrease in utility expenses, as well as other decreases related to the Company's research and development activities.

        General and administrative expenses were $9.7 million for 2002, compared to $8.7 million for 2001. The increase in general and administrative expenses was primarily due to increased professional fees related to marketing activities.

        Investment income was $247,000 for 2002, compared to $5.6 million for 2001. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

        Interest expense was $1.7 million for 2002, compared to $2.2 million for 2001. The decrease was primarily a result of lower average long-term debt balances.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2002.

Item 8. Financial Statements and Supplementary Data

        See Table of Contents to Consolidated Financial Statements on page F-1 below for a list of the Financial Statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's November 2002 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

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

(b)
Reports on Form 8-K.

        1.    The Company filed a Current Report on Form 8-K dated August 21, 2002 stating that the Company's balance sheet as reported on the March 31, 2002 Form 10-Q, Alliance has received a Nasdaq Staff Determination indicating that the Company has failed to comply with the net tangible assets and stockholders equity requirements for continued listing set forth in Marketplace Rule 4450 (a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company has appealed the determination, and requested a hearing before a Nasdaq Listing Qualifications Panel, which will be scheduled within 45 days of the Company's appeal, to present its plan to meet the minimum requirements for listing on Nasdaq.

        2.    The Company filed a Current Report on Form 8-K dated September 5, 2002 stating that the Company sent PFC Therapeutics, LLC ("PFC Therapeutics"), a joint venture owned equally by Alliance and Baxter Healthcare Corporation, a notice of intended termination of the exclusive license Alliance granted to PFC Therapeutics in May 2000 for commercialization of Oxygent™ (perflubron emulsion), an intravascular oxygen carrier, in North America and Europe. The termination will result in the dissolution of PFC Therapeutics, which has been responsible for the development of Oxygent™ in the specified territories. Alliance provided the notice of intended termination on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. All rights to Oxygent™ will revert to Alliance upon the termination of the license due to default on the part of PFC Therapeutics.

        3.    The Company filed a Current Report on Form 8-K dated September 19, 2002 stating that the Company, Baxter Healthcare Corporation ("Baxter") and PFC Therapeutics, LLC ("PFC Therapeutics"), a joint venture owned equally by the Company and Baxter, have agreed to explore avenues to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result. PFC Therapeutics was created as a joint venture in May 2000 to oversee the further development, manufacture, marketing, sale and distribution of Oxygent™ (perflubron emulsion), an intravascular oxygen carrier; in August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license it had granted the joint venture, on the grounds that PFC Therapeutics had failed to fulfill its obligations under the license agreement.

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

          (hhh)    Consulting Agreement dated July 31, 2001 between the Company and Harold W. DeLong.(1) (incorporated by reference to Exhibit 10(hhh) of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K"))

          (iii)    Agreement and Plan of Merger dated as of October 11, 2000 by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company registration statement on Form S-4, filed on November 9, 2000).

          (jjj)    Letter Agreement dated as of May 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000.(3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K)

          (kkk)    Term Sheet dated August 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000.(3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K)

          (lll)    Third Amendment to Optison Products Rights Agreement dated as of August 6, 2001, between the Company, Molecular Biosystems, Inc. and Mallinckrodt Inc. (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

          (mmm)    Form of Amendment to the 1991, 2000 and 2001 Stock Option Plans of the Company adopted May 8, 2001 (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

          (nnn)    Form of Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated October 31, 2001 (the "October 2001 8-K")).

          (ooo)    Form of Registration Rights Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K).

          (ppp)    Form of Warrant dated October 30, 2001 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K).

          (qqq)    Supplemental Agreement dated March 15, 2002, between the Company and Inhale Therapeutic Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 15, 2001).

          (rrr)    Form of Contribution Agreement dated October 23, 2001 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated November 30, 2001).

          (sss)    Amended and Restated License Agreement dated as of February 22, 2002 between the Company and Schering Aktiengesellschaft (1) (incorporated by reference to Exhibit 10(b) of the March 2002 10-Q).

          (ttt)    Agreement dated as of February 28, 2002 between the Company and RedKey, Inc., dba Cardinal Health Sales and Marketing Services (1) (incorporated by reference to Exhibit 10(a) of the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (the "March 2002 10-Q"))

          (uuu)    Certificate of Amendment of Certificate of Incorporation (1) (incorporated by reference to the Company's Report on Form 8-K dated October 18, 2001).

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

ALLIANCE PHARMACEUTICAL CORP. (Registrant)
Date: September 27, 2002	By:	/s/ THEODORE D. ROTH Theodore D. Roth President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Duane J. Roth	Chairman and Chief Executive Officer	September 27, 2002
/s/ Theodore D. Roth	Director, President and Chief Operating Officer	September 27, 2002
/s/ Tim T. Hart	Chief Financial Officer, Treasurer and Chief Accounting Officer	September 27, 2002
/s/ Pedro Cuatrecasas, M.D.	Director	September 27, 2002
/s/ Carroll O. Johnson	Director	September 27, 2002
/s/ Stephen M. McGrath	Director	September 27, 2002
/s/ Helen M. Ranney, M.D.	Director	September 27, 2002
/s/ Donald E. O'Neill	Director	September 27, 2002
/s/ Jean Riess, Ph.D.	Director	September 27, 2002

ALLIANCE PHARMACEUTICAL CORP.

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

        No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

        We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the financial statements, Alliance Pharmaceutical Corp. has reported accumulated losses of $468 million and without additional financing, lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                      ERNST & YOUNG LLP

San Diego, California
August 9, 2002

ALLIANCE PHARMACEUTICAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,416,000	$6,185,000
Short-term investments	—	81,000
Other current assets	804,000	2,646,000

Total current assets	2,220,000	8,912,000
Property, plant and equipment—net	11,198,000	16,166,000
Purchased technology—net	10,540,000	12,820,000
Investment in joint venture	5,000,000	5,000,000
Restricted cash	940,000	4,941,000
Other assets—net	1,271,000	1,310,000

	$31,169,000	$49,149,000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,254,000	$4,270,000
Accrued expenses	1,858,000	2,837,000
Current portion of long-term debt	10,480,000	2,667,000

Total current liabilities	16,592,000	9,774,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	10,960,000	32,729,000
Commitments and Contingencies
Stockholders' equity (deficit):
Preferred stock—$.01 par value; 5,000,000 shares authorized; Series F preferred stock—787,500 and 600,000 shares issued and outstanding at June 30, 2002 and 2001, respectively; liquidation preference of $31,500,000 and $24,000,000 at June 30, 2002 and 2001, respectively	8,000	6,000
Common stock—$.01 par value; 125,000,000 shares authorized; 17,368,849 and 9,908,214 shares issued and outstanding at June 30, 2002 and 2001, respectively	174,000	99,000
Additional paid-in capital	461,529,000	430,627,000
Accumulated comprehensive loss	—	(219,000)
Accumulated deficit	(468,094,000)	(433,867,000)

Total stockholders' equity (deficit)	(6,383,000)	(3,354,000)

	$31,169,000	$49,149,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2002	2001	2000
Revenues:
License, research and royalty revenue	$10,333,000	$1,857,000	$16,000,000
Operating expenses:
Research and development	33,462,000	55,288,000	54,605,000
General and administrative	9,674,000	8,745,000	9,760,000

	43,136,000	64,033,000	64,365,000

Loss from operations	(32,803,000)	(62,176,000)	(48,365,000)
Investment income	247,000	5,616,000	7,512,000
Interest expense	(1,671,000)	(2,239,000)	(1,961,000)
Imputed interest expense on convertible notes	—	(1,082,000)	(3,653,000)
Loss on sale of assets	—	(795,000)	—

Net loss applicable to common shares	$(34,227,000)	$(60,676,000)	$(46,467,000)

Net loss per common share:
Basic and diluted	$(2.37)	$(6.22)	$(5.14)

Weighted average shares outstanding:
Basic and diluted	14,425,000	9,749,000	9,041,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible preferred stock
			Common stock
					Additional paid-in capital	Accumulated comprehensive income (loss)		Total comprehensive loss
	Shares	Amount	Shares	Amount			Accumulated deficit
Balances at June 30, 1999	500,000	$5,000	8,702,000	$87,000	$368,757,000	$—	$(326,724,000)
Exercise of stock options and warrants			133,000	1,000	2,963,000
Issuance of warrants and stock options					1,277,000
Issuance of stock in exchange for technology			227,000	2,000	4,998,000
Sale of convertible Series F Preferred Stock	500,000	5,000			19,215,000
Conversion of convertible Series D Preferred Stock	(500,000)	(5,000)	200,000	2,000	3,000
Conversion of $1.8 million convertible debt			180,000	1,000	1,799,000
Imputed interest expense on convertible notes					3,653,000
Issuance of stock in satisfaction of employer matching contribution to 401(k) savings plan			5,000	1,000	183,000
Net unrealized gain on available-for-sale securities						3,510,000		$3,510,000
Net loss							(46,467,000)	(46,467,000)

Balances at June 30, 2000	500,000	5,000	9,447,000	94,000	402,848,000	3,510,000	(373,191,000)	$(42,957,000)

Exercise of stock options and warrants			175,000	2,000	4,459,000
Issuance of warrants and stock options					1,538,000
Issuance of stock for MBI acquisition			154,000	1,000	10,525,000
Sale of convertible Series F Preferred Stock	100,000	1,000			3,807,000
Conversion of convertible notes			128,000	1,000	6,161,000
Imputed interest expense on convertible notes					1,082,000
Issuance of stock in satisfaction of employer matching contribution to 401(k) savings plan			5,000	1,000	207,000
Net unrealized loss on available-for-sale securities						(3,729,000)		$(3,729,000)
Net loss							(60,676,000)	(60,676,000)

Balances at June 30, 2001	600,000	6,000	9,909,000	99,000	430,627,000	(219,000)	(433,867,000)	$(64,405,000)

Issuance of common stock for cash			4,467,000	45,000	13,613,000
Sale of convertible Series F Preferred Stock	188,000	2,000			7,203,000
Conversion of convertible notes and accrued interest			2,932,000	29,000	9,879,000
Issuance of stock in satisfaction of employer matching contribution to 401(k) savings plan			61,000	1,000	207,000
Net unrealized gain on available-for-sale securities						219,000		$219,000
Net loss							(34,227,000)	(34,227,000)

Balances at June 30, 2002	788,000	$8,000	17,369,000	$174,000	$461,529,000	$—	$(468,094,000)	$(34,008,000)

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2002	2001	2000
Operating activities:
Net loss	$(34,227,000)	$(60,676,000)	$(46,467,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,313,000	6,955,000	6,344,000
Imputed interest expense on convertible notes	—	1,082,000	3,653,000
Expense associated with warrant issuance	168,000	402,000	1,431,000
(Gain) loss on sale of equity securities	251,000	(3,917,000)	(6,282,000)
Loss on sale of assets	—	795,000	—
Receipt of equity securities in exchange for technology	—	—	(4,800,000)
Issuance of common stock in exchange for technology	—	—	5,000,000
Non-cash compensation—net	207,000	257,000	406,000
Changes in operating assets and liabilities:
Research revenue receivable	—	146,000	4,729,000
Restricted cash and other assets	5,882,000	2,579,000	(856,000)
Accounts payable and accrued expenses and other	(1,035,000)	(5,177,000)	(106,000)
Deferred revenue	—	—	10,000,000

Net cash used in operating activities	(21,441,000)	(57,554,000)	(26,948,000)

Investing activities:
Sales and maturities of short-term investments	49,000	4,939,000	9,785,000
Investment in joint venture	—	—	(5,000,000)
Purchase of property, plant and equipment	(65,000)	(2,747,000)	(736,000)
Proceeds from sale of assets	—	3,050,000	—
Cash acquired from MBI acquisition	—	7,951,000	—

Net cash provided by (used in) investing activities	(16,000)	13,193,000	4,049,000

Financing activities:
Issuance of common stock and warrants	13,666,000	3,879,000	2,743,000
Issuance of convertible preferred stock—net	7,205,000	3,808,000	19,220,000
Proceeds from long-term debt	—	19,000,000	15,000,000
Proceeds from revolving line of credit	428,000	—	—
Principal payments on long-term debt	(4,611,000)	(4,862,000)	(4,424,000)

Net cash provided by financing activities	16,688,000	21,825,000	32,539,000

Increase (decrease) in cash and cash equivalents	(4,769,000)	(22,536,000)	9,640,000
Cash and cash equivalents at beginning of year	6,185,000	28,721,000	19,081,000

Cash and cash equivalents at end of year	$1,416,000	$6,185,000	$28,721,000

Supplemental disclosure of cash flow information:
Interest paid	$1,417,000	$1,386,000	$1,304,000
Supplemental disclosure of non-cash investing and financing activities:
Deferred interest expense on long-term debt	$—	$—	$503,000
Receivable from sale of assets	$—	$961,000	$—
Issuance of option to purchase convertible notes in exchange for restricted cash	$—	$1,500,000	$—
Issuance of common stock for acquisition of MBI	$—	$10,526,000	$—
Issuance of common stock upon conversion of notes	$9,908,000	$6,100,000	$1,800,000
Issuance of common stock upon conversion of preferred stock	$—	$—	$10,000,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2001 and 2000 have been reclassified to conform to the current year's presentation.

Liquidity and Basis of Presentation

        The accompanying financial statements are prepared assuming the Company is a going concern. The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, manufacturing and business development activities. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Subsequent to year-end, a $250,000 investment in the Company's Series F Preferred Stock was made by Baxter Healthcare Corporation ("Baxter"). In July and August 2002, the Company entered into two separate loan and security agreements that total $3 million with an investment firm at an effective 100% annualized interest rate. The loans are due at the earlier of 90 days after the date of the note or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million. The amounts borrowed are secured by certain property and assets related to Imagent®. The $3.3 million already received is expected to satisfy the Company's capital requirements through September 2002. The Company is negotiating a bridge loan and an Imagent-related financing but there can be no assurance that the financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company. The Company is taking continuing actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products. The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Concentration of Credit Risk

        Cash, cash equivalents, and short-term investments are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its short-term investments.

Property, Plant, Equipment, and Other Assets

        Buildings, furniture, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of 3 to 25 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Technology and patent rights are amortized using the straight-line method over 4 to 20 years. Depreciation expense totaled $5.4 million, $5.3 million and $5.1 million for the years ended June 30, 2002, 2001, and 2000, respectively.

Purchased Technology

        The majority of the purchased technology was acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the future cash flows anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) product. Purchased technology also includes $4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

        The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $7.7 million and $8.9 million, and is reported net of accumulated amortization of $15.5 million and $14.3 million at June 30, 2002 and 2001, respectively. The technology acquired from MBI has a net book value of $2.8 million and $3.9 million, and is reported net of accumulated amortization of $1.7 million and $559,000 at June 30, 2002 and 2001, respectively. The MBI technology is being amortized over four years.

        The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Investment in Joint Venture

        In May 2000, the Company and Baxter formed a joint venture, PFC Therapeutics, LLC ("PFC Therapeutics") for the manufacture, marketing, sales and distribution of Oxygent in the United States,

Canada and countries in the European Union (the "Baxter Territory"). The Company received a prepaid royalty of $10 million from PFC Therapeutics, which is recorded as deferred revenue as of June 30, 2002 and 2001. The Company will recognize the revenue as the royalties are earned and will record its portion of the operating results of the joint venture as equity in income or loss of the joint venture within the Company's consolidated statement of operations. PFC Therapeutics holds $10 million in assets as of June 30, 2002 and had no significant operating results for the past two fiscal years. In August 2002, the Company sent PFC Therapeutics a notice of intended termination of the license due to PFC Therapeutics' failure to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

Revenue Recognition

        Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

Research and Development Revenues Under Collaborative Agreements

        Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones are recognized upon completion of the milestone's performance requirement. Revenue from product sales is recognized upon the transfer of title, which is generally when products are shipped.

Licensing and Royalty Revenues

        Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

Research and Development Expenses

        Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In fiscal 2002, 2001 and 2000, the Company incurred research and development expenses of $33.5 million, $55.3 million and $54.6 million, respectively.

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

Net Loss Per Share

        The Company computes net loss per common share in accordance with Financial Accounting Standards Board's Statement No. 128, "Earnings Per Share "("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants, and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

        Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130") requires unrealized gains and losses on the Company's available-for-sale securities to be included in accumulated comprehensive income (loss). The Company has reported the total comprehensive loss in the Consolidated Statements of Stockholders' Equity.

New Accounting Requirements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

        In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

        In June 2002, the FASB issued Statement No. 146, or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement 146 are effective for exit or disposal activities that are initiated after

December 31, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

2.    FINANCIAL STATEMENT DETAILS

Other Current Assets

        Other current assets consist of the following:

	June 30,
	2002	2001
Prepaid insurance	$340,000	$—
Prepaid royalty	—	1,025,000
Short-term receivables	457,000	1,561,000
Other	7,000	60,000

	$804,000	$2,646,000

Property, Plant and Equipment—Net

        Property, plant and equipment consist of the following:

	June 30,
	2002	2001
Furniture, fixtures, and equipment	$15,258,000	$14,852,000
Leasehold improvements	22,020,000	22,026,000

	37,278,000	36,878,000
Less accumulated depreciation and amortization	(26,080,000)	(20,712,000)

	$11,198,000	$16,166,000

Accrued Expenses

        Accrued expenses consist of the following:

	June 30,
	2002	2001
Payroll and related expenses	$1,183,000	$1,698,000
Rent and related operating expenses	125,000	20,000
Other	550,000	1,119,000

	$1,858,000	$2,837,000

3.    INVESTMENTS

        The Company classifies its investment securities as available-for-sale and records holding gains or losses in accumulated comprehensive income (loss).

        The realized gain (loss) on sales of available-for-sale securities totaled ($251,000) and $3,917,000, in 2002 and 2001, respectively. The unrealized gain (loss) is recorded as a component of comprehensive income (loss). The unrealized gain or loss had no cash effect and therefore is not reflected in the Consolidated Statements of Cash Flows.

4.    LONG-TERM DEBT

        In June 1998, the Company entered into a loan and security agreement with a bank to provide up to $15 million at the bank's prime rate plus 0.5%. Amounts borrowed were secured by a $3.2 million restricted certificate of deposit and certain fixed assets and patents, and were scheduled (balance outstanding of $4.6 million at June 30, 2001) to be repaid over three years. In October 2001, the certificate of deposit was liquidated and the loan was paid in full.

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

        In February 2000, the Company sold $15 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $9.65 per share (prior to the reverse stock split), subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company has recorded an immediate charge to interest expense of $3.7 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $15 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $12.06 per share. The Company issued to certain investors of the debentures a warrant to purchase up to 77,720 shares of common stock at an exercise price of $9.65 per share. The Company has recorded deferred interest expense on the warrant, based upon a Black-Scholes valuation, of $503,000, which will be amortized over the life of the warrant. The unamortized deferred interest balance was $98,000 at June 30, 2002. As a result of the October 2001 private placement financing, the conversion price of the debentures was adjusted to $3.38 per share. For the 2002 and 2001 fiscal years, $7.9 million and $6.1 million of these debentures and accrued interest were converted into 2,340,000 and 638,000 shares of Alliance common stock, respectively. On June 30, 2002, the balance outstanding on these debentures was $1 million.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. The debentures are convertible at any time at each investor's option into shares of Alliance common stock at $13.32 per share (prior to the reverse stock split), subject to certain antidilution provisions. The conversion price of the debentures was below the trading market price on the day the debentures were issued. As a result of this beneficial conversion price, the Company recorded an immediate charge to interest expense of $1.1 million on these convertible debentures. The Company will have certain rights to cause the debentures to convert into common stock. The investors will have the option at any time to purchase, and the Company will have certain rights to require the investors to purchase, an additional $12 million of four-year 5% subordinated convertible debentures, convertible into Alliance common stock at $16 per share, subject to certain antidilution provisions. As a result of the October 2001 private placement financing, the conversion price of the debentures was adjusted to $3.38 per share. During the fiscal year ended June 30, 2002, $2 million of these debentures were converted into 592,000 shares of Alliance common stock. On June 30, 2002, the balance outstanding on these debentures was $10 million. In August 2002, the Company did not pay the accrued interest on the due date, which constitutes an event of default under the debenture terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at June 30, 2002.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. The notes are convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $78.60 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. The Company will have certain rights to cause the notes to convert into common stock. The investors also paid $1.5 million for the option to purchase at any time $9.9 million of zero-coupon subordinated convertible notes, convertible into Alliance common stock at $110.85 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account was $940,000 at June 30, 2002.

        In March 2002, the Company entered into a five-year exclusive agreement with Cardinal Health, Inc. ("Cardinal") to assist in the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal has extended to Alliance a revolving line of credit, up to $5 million, which will be repaid from product revenues. Amounts due will accrue interest at a rate of 10% and will be repaid over a twelve month period commencing in March 2004 or when the loan payable equals $5 million. On June 30, 2002, the balance outstanding on this line of credit was $428,000.

        The Company's principal payments for the long-term debt for the years ending June 30, 2003, 2004, 2005, 2006 and 2007 are $480,000, $480,000, $480,000, $480,000 and $1,190,000, respectively. Due to the option of the Company to satisfy the subordinated convertible debentures/notes with the issuance of common stock, the Company has excluded any principal payments on the convertible notes from the five-year schedule of principal payments.

5.    STOCKHOLDERS' EQUITY (DEFICIT)

        On October 18, 2001, a 1:5 reverse stock split that was approved at the Company's Annual Meeting of Shareholders became effective. All share and per share related data in the consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

Stock Option Plans

        The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), a 1991 Stock Option Plan, a 2000 Stock Option Plan and a 2001 Stock Option Plan which provide for both incentive and non-qualified stock options (the "1991 Plan", the "2000 Plan" and the "2001 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, 8,300,000, 2,100,000 and 2,000,000 shares under the 1983 Plan, 1983 Program, 1991 Plan, 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan, the 1983 Program and the 1991 Plan have expired and no additional options may be granted under such plans.

        The following table summarizes stock option activity for the three years ended June 30, 2002:

	Shares	Weighted Average Price
Balance at June 30, 1999	1,039,848	$38.75
Granted	534,460	$31.36
Exercised	(100,379)	$25.53
Terminated/Expired	(135,158)	$33.19

Balance at June 30, 2000	1,338,771	$37.36
Granted	686,540	$36.18
Exercised	(77,179)	$25.62
Terminated/Expired	(245,245)	$39.40

Balance at June 30, 2001	1,702,887	$37.12
Granted	954,500	$3.15
Exercised	—	$—
Terminated/Expired	(455,431)	$35.54

Balance at June 30, 2002	2,201,956	$22.72

Available for future grant under the 2000 Plan	287,500
Available for future grant under the 2001 Plan	251,905

	539,405

        The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$2.25 - $3.09	6,500	$2.72	9.60 years	2,500	$2.82
$3.10	855,625	$3.10	9.35 years	275,000	$3.10
$3.11 - $13.74	49,000	$10.12	8.73 years	22,800	$9.36
$13.75	331,111	$13.75	8.26 years	256,483	$13.75
$13.76 - $25.00	222,390	$23.98	6.47 years	174,470	$24.28
$25.01 - $38.75	250,230	$34.54	5.98 years	162,051	$32.50
$38.76 - $64.374	215,210	$48.16	5.13 years	177,990	$47.53
$64.375 - $82.50	271,890	$66.11	6.84 years	139,384	$67.03

	2,201,956	$22.72	7.78 years	1,210,678	$26.35

        The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2002, 2001 or 2000. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:

	2002	2001	2000
Net loss
As reported	$(34,227,000)	$(60,676,000)	$(46,467,000)
Pro forma	(39,571,000)	(69,055,000)	(52,716,000)
Net loss per share
As reported	$(2.37)	$(6.22)	$(5.14)
Pro forma	(2.74)	(7.08)	(5.83)

        The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 2002, 2001 and 2000 pro forma adjustments are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate range of 3.375% to 6.5% for 2002, 4.625% to 6.5% for 2001 and 5.63% to 6.63% for 2000; dividend yield of 0% (for all years); volatility factor of 103%, 105% and 83%; and a weighted-average expected term of 7 years, 6 years and 6 years. The estimated weighted average fair value at grant date for the options granted during 2002, 2001 and 2000 was $2.57, $29.30 and $23.20 per option, respectively.

        The following table summarizes common shares reserved for issuance at June 30, 2002 on exercise or conversion of:

Shares
Series F convertible preferred stock	286,364
Convertible subordinated debentures	3,343,497
Common stock options	2,741,361
Common stock warrants	5,453,141

Total common shares reserved for issuance	11,824,363

Warrants

        At June 30, 2002, the Company had warrants outstanding to purchase 5,453,141 shares of common stock at prices ranging from $3.38 to $48.25 per share. The warrants expire on various dates from February 2004 through October 2006.

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

        In August 1998, the Company sold 100,000 shares of its convertible Series E-1 Preferred Stock to certain investors for $6 million. The Company recognized an imputed dividend of $483,000 to reflect a beneficial conversion feature on these preferred shares. In January 1999, 47,837 shares of the Series E-1 Preferred Stock were converted into 1,091,338 shares of Alliance common stock at an average price of $2.63 per share. In May 1999, 31,456 shares of Series E-1 Preferred Stock were converted into 767,219 shares of Alliance common stock. The Company also repurchased the remaining 20,707 shares of Series E-1 Preferred Stock for $2.2 million of cash. The Company recorded a preferred stock dividend of $1.2 million, which represents the excess of the fair value of the consideration transferred to the preferred stockholders over the carrying value of the preferred stock. The investors obtained a right to receive a royalty on future sales of one of the Company's products under development, provided that the product is approved by the U.S. Food and Drug Administration by December 2003. The total royalty obligation is 0.3% of net sales of the product for a period of three years. The Company has certain rights to repurchase the royalty right.

        In May 2000, the Company entered into a joint venture with Baxter and sold 500,000 shares of its convertible Series F Preferred Stock for $20 million. For the 2002 and 2001 fiscal years, the Company sold to Baxter 187,500 and 100,000 shares of its convertible Series F Preferred Stock for $7.5 million and $4 million, respectively. If Alliance's common stock price averages $22 per share over a 20-day period within the next four years, the conversion price for the Series F Preferred Stock will be $22 per share. If the stock does not reach that price, the conversion price will be based on the market value of Alliance's common stock at the time of conversion, subject to certain limitations. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

6.    LICENSE AGREEMENTS

        In September 1997, the Company entered into the Schering License Agreement, which provides Schering with worldwide exclusive marketing and manufacturing rights to Alliance's drug compounds, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent (formerly named Imavist™). In conjunction with the Schering License Agreement, SBVC purchased 500,000 shares of the Company's convertible Series D Preferred Stock for $10 million. In February 2000, the Series D Preferred Stock was converted into 1,000,000 shares of common stock of the Company. Imagent is being developed jointly by Alliance and Schering. Under the Schering License Agreement, Schering paid to Alliance in 1998 an initial license fee of $4 million, and agreed to pay further milestone payments and royalties on product sales. The Schering agreement was modified in February 2002 to give the Company exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales. At the expiration of the five-year period, the Company has the option to buy out all of Schering's rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with the Company.

        Concurrent with the restructuring of the Schering agreement, Alliance entered into a five-year exclusive agreement with Cardinal to assist in the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal has extended to Alliance a revolving line of credit, up to $5 million, which will be repaid from product revenues. On June 30, 2002, the balance outstanding on this line of credit was $428,000 and is included as "Long-term Debt" in the accompanying Consolidated Balance sheet.

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute, and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. From January to June 2002, Baxter made an additional investment of $3.5 million in Alliance Series F Preferred Stock. Subsequent to June 2002, Baxter purchased $250,000 of Series F Preferred Stock and is obligated to pay an additional $15.3 million if certain milestones are reached in the further development of Oxygent. In August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

        In May 2001, the Company sold manufacturing equipment to Baxter for proceeds of $3 million. In conjunction with the sale of the equipment to Baxter, the Company leased the equipment back from Baxter. The term of the lease is for six years and the Company will begin making monthly payments of $40,000 plus interest, at prime plus 1% (5.75% at June 30, 2002), following the first year of the lease term. In addition, following the expiration of the lease term, Alliance will be able to purchase the equipment for $750,000. The lease obligation to Baxter of $3 million has been included in long-term debt of the Company as of June 30, 2002. In August 2002, Alliance received a notice of default on the Baxter equipment lease.

        In July 1997, the Company entered into a development agreement (the "Development Agreement") with Metracor Technologies, Inc. ("Metracor") for the joint development of RODA® (Real-time Oxygen Dynamics Analyzer). RODA is a minimally invasive, point-of-care patient monitoring system that combines oxygen dynamics software designed by the Company with Metracor's ex vivo blood gas and chemistry sensor technology. In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance's rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance's rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor ("Metracor B Stock") in exchange for approximately $500,000 cash and the Metracor license. After acquiring the Metracor B Stock, Alliance owns approximately 5% of Metracor.

        In connection with the transaction, Alliance entered into an option agreement with all other investors (the "Investors") purchasing the Metracor B Stock, which option agreement was amended in July 2002. Under the terms of the option agreement as amended, Alliance may purchase all (but not less than all) of the Investors Metracor B Stock subject to the option until December 1, 2002 or earlier upon certain events (the "Alliance Option"). At June 30, 2002, 15,116,857 shares of Metracor B Shares were subject to the option. Under the July 2002 amendment, the number of shares subject to the option will be reduced by applying a ratio of six shares for each $1.00 of principal amount advanced to Metracor by a certain Metracor Series B Stock owner under the terms of a note purchase agreement between Metracor and the Metracor Series B Stock owner. In no event will Alliance's option be reduced to a number below 5,000,000 shares of Metracor Series B Stock. At September 20, 2002, the

number of shares subject to the option was 6,716,857. If Alliance exercises the Alliance Option for such shares, Alliance will pay the Investors, at Alliance's discretion, either $0.93273 cash per share of Metracor B Stock (the "Cash Price") (for an aggregate price of approximately $6.7 million), or 0.02614 shares of Alliance Common Stock per share of Metracor B Stock (the "Alliance Stock Price") (for an aggregate price of approximately 175,600 shares of Alliance Common Stock). If exercised, Alliance would collectively hold a maximum of approximately 21% of Metracor.

        The option agreement also includes a thirty-day option exercisable collectively by the Investors, including if applicable, purchasers of the five million additional shares, if Alliance does not exercise the Alliance Option prior to November 1, 2002 to require Alliance to purchase all of the Metracor B Stock at the Cash Price (subject to Alliance's right to pay the Alliance Stock Price in lieu of the Cash Price).

7.    SALE OF TECHNOLOGY

        In November 1999, the Company completed the sale of certain aspects of its PulmoSpheres® technology to Inhale Therapeutic Systems, Inc. ("Inhale") for $15 million in cash and $5 million in common stock of Inhale, plus the right to receive additional future milestone and royalty payments. In consideration for retaining certain rights to use the technology, Alliance issued $5 million in Alliance common stock to Inhale. The Company recorded net revenue of $14.1 million associated with this transaction in fiscal 2000. In March 2002, Alliance and Inhale expanded their agreement regarding the PulmoSpheres particle and particle processing technology. As a result of the supplemental agreement, Inhale paid to Alliance $5.25 million in exchange for rights beyond inhaleable applications and other considerations. Under the terms of the supplemental agreement, Inhale has the right to use the PulmoSpheres technology for alternative methods of delivery in addition to inhaleable applications. Further, Alliance assigned five new patent applications covering methods of producing microparticles to Inhale. Alliance retains the rights to use the technology on products to be instilled directly into the lung, and obtains the rights to commercialize up to four products administered with inhalers, two of which will be royalty-free. Inhale will pay Alliance future milestone or royalty payments on a reduced number of products developed by Inhale or its licensees utilizing the technology. Inhale has also purchased chemicals from Alliance in accordance with the 1999 agreement and obtained an option to purchase additional such material through September 2003.

        In August 2001, the Company announced the amendment of the Optison® Product Rights Agreement ("OPRA") dated May 9, 2000 between Mallinckrodt, a unit of Tyco Healthcare, and the Company's subsidiary, MBI. Optison, an intravenous ultrasound contrast agent, was developed by MBI and has been marketed by Mallinckrodt in the U.S. and Europe. Under the original terms of OPRA, Mallinckrodt was to pay MBI a royalty of 5% of net sales of Optison in the U.S. and Europe for as long as Mallinckrodt was marketing the product. MBI has received royalties of approximately $200,000 per quarter from Mallinckrodt in fiscal 2001. Under the modified agreement, MBI received up front $5 million in cash and is entitled to potential royalties for two years in lieu of any further payments. The Company has no continuing obligation in connection with the modified agreement and accordingly, the $5 million is recorded as revenue in the 2002 Statement of Operations.

8.    ACQUISITION OF MOLECULAR BIOSYSTEMS, INC.

        On December 29, 2000, the Company acquired the outstanding shares of MBI in exchange for 770,000 shares of Alliance common stock. MBI is the developer of Optison, an intravenous ultrasound contrast agent being marketed in both the United States and Europe. The acquisition was accounted for as a purchase.

        A summary of the MBI acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:
Issuance of common stock	$10,526,000
Acquisition-related expenses	600,000

$11,126,000

Allocated to assets and liabilities as follows:
Tangible assets acquired	$10,090,000
Assumed liabilities	(3,440,000)
Purchased technology	4,476,000

$11,126,000

        Assuming that the acquisition of MBI had occurred on the first day of the Company's fiscal year ended June 30, 2000, (unaudited) pro forma condensed consolidated financial information would be as follows:

	Year ended June 30,
	2001	2000
Revenues	$3,561,000	$24,525,000
Net loss	(65,350,000)	(55,154,000)
Net loss per share, basic and diluted	(6.70)	(6.00)

        This pro forma information is not necessarily indicative of the actual results that would have been achieved had MBI been acquired the first day of the Company's fiscal year ended June 30, 2000, nor is it necessarily indicative of future results.

9.    INCOME TAXES

        Significant components of the Company's deferred tax assets as of June 30, 2002 and 2001, respectively, are shown below. A valuation allowance of $222,962,000, of which $56,764,000 is related to 2002, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

        Deferred tax assets consist of the following:

	June 30,
	2002	2001
Net operating loss carryforwards	$173,513,000	$126,720,000
Research and development credits	26,585,000	18,745,000
Capitalized research expense	17,902,000	17,788,000
Other—net	4,962,000	2,945,000

Total deferred tax assets	222,962,000	166,198,000
Valuation allowance for deferred tax assets	(222,962,000)	(166,198,000)

Net deferred tax assets	$—	$—

        Approximately $3,930,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated to contributed capital.

        At June 30, 2002, the Company had federal and various state net operating loss carryforwards of approximately $484,900,000 and $65,815,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty percent limitation on California loss carryforwards. Approximately $3,027,000 of federal tax loss carryforwards expired in fiscal 2002 and will continue to expire (approximately $3,938,000 in fiscal 2003) unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $21,030,000 and $8,545,000, respectively. Approximately $40,000 of federal research and development tax credit carryforwards expired in fiscal 2002 and will continue to expire (approximately $155,000 in fiscal 2003) unless previously utilized.

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

        Minimum annual commitments related to operating lease payments at June 30, 2002 are as follows:

Years ending June 30,
2003	$1,830,000
2004	1,216,000
2005	805,000
2006	834,000
2007	863,000
Thereafter	588,000

Total	$6,136,000

        Rent expense for fiscal 2002, 2001 and 2000 was $4.1 million, $4.3 million and $4.2 million, respectively. Sublease income for fiscal 2002, 2001 and 2000 was $393,000, $285,000 and $163,000, respectively.

        On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company's registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against the Company and the named officers. The Company and its officers have filed a motion for summary judgment seeking dismissal of the action, but the Court has not yet decided the motion. In August 2001, another purported class action alleging substantially identical allegations was filed in the U.S. District Court for the Southern District of California. The plaintiffs in that action dismissed the action without prejudice in September 2001. The Company believes that the lawsuits are completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

        In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleges that MBI breached a license agreement and seeks an accounting, damages, a declaratory judgment terminating the license agreement, and payment of fees and expenses. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that the MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables present unaudited quarterly financial information for each of the four quarters of the fiscal years ended June 30, 2002 and June 30, 2001. We believe this information reflects a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results are not necessarily indicative of results for any future period. More detailed information can be found in our quarterly statements on Form 10-Q for the respective periods. Selected unaudited quarterly results were as follows (in thousands, except per share amounts):

	Fiscal year 2002 Quarter Ended
	September 30	December 31	March 31	June 30
Revenues	$5,023	$44	$4,516	$750
Operating expenses	11,290	10,281	10,492	11,073
Loss from operations	(6,267)	(10,237)	(5,976)	(10,323)
Net loss	(6,877)	(10,540)	(6,213)	(10,597)
Net loss per share, basic and diluted(1)	(.69)	(.79)	(.36)	(.61)
	Fiscal year 2001 Quarter Ended
	September 30	December 31	March 31	June 30
Revenues	$14	$396	$1,211	$236
Operating expenses	16,285	16,187	18,448	13,113
Loss from operations	(16,271)	(15,791)	(17,237)	(12,877)
Net loss	(13,840)	(15,846)	(17,223)	(13,767)
Net loss per share, basic and diluted(1)	(1.46)	(1.64)	(1.74)	(1.39)

(1)
Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

12.  SUBSEQUENT EVENTS

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate. The loans are due at the earlier of 90 days after the date of the loans or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million. Amounts borrowed are secured by Imagent intangible assets. In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share.

EXHIBIT INDEX

        Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

        The following exhibits are being filed herewith:

Number	Document
10(vvv)	Form of Warrant dated July 23, 2002
10(www)	Form of Secured Note Purchase Agreement dated July 23, 2002
10(xxx)	Form of Patent Security Agreement dated July 23, 2002
10(yyy)	Form of Secured Promissory Note
10(zzz)	Form of Patent and Trademark Security Agreement dated July 23, 2002
10(aaaa)	Form of Security Agreement dated July 23, 2002
10(bbbb)	Equipment Lease dated May 29, 2001 between Baxter Healthcare Corporation and the Company
21	Subsidiary List
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
ALLIANCE PHARMACEUTICAL CORP. TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
ALLIANCE PHARMACEUTICAL CORP. CONSOLIDATED BALANCE SHEETS
ALLIANCE PHARMACEUTICAL CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
ALLIANCE PHARMACEUTICAL CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
ALLIANCE PHARMACEUTICAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLIANCE PHARMACEUTICAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX