Form 10-Q
period 2002-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2002-11-14
CIK 736994

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1644018 (I.R.S. Employer Identification Number)
6175 Lusk Boulevard San Diego, California (Address of principal executive offices)	92121 Zip Code
Registrant's telephone number, including area code:	(858) 410-5200

        Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒    No ☐

        As of November 11, 2002, Registrant had 18,944,919 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.

INDEX

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls And Procedures	14
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	15

Part I Financial Information:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$768,000	$1,416,000
Other current assets	419,000	804,000

Total current assets	1,187,000	2,220,000
Property, plant and equipment—net	9,928,000	11,198,000
Purchased technology—net	9,970,000	10,540,000
Investment in joint venture	5,000,000	5,000,000
Restricted cash	943,000	940,000
Other assets—net	1,609,000	1,271,000

	$28,637,000	$31,169,000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$6,160,000	$4,254,000
Accrued expenses	2,311,000	1,858,000
Current portion of long-term debt	21,424,000	10,480,000

Total current liabilities	29,895,000	16,592,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	4,298,000	10,960,000
Stockholders' equity (deficit):
Preferred stock—$.01 par value; 5,000,000 shares authorized; 793,750 and 787,500 shares of Series F issued and outstanding at September 30, 2002 and June 30, 2002, respectively	8,000	8,000
Common stock—$.01 par value; 125,000,000 shares authorized 17,368,849 shares issued and outstanding at September 30, 2002 and June 30, 2002	174,000	174,000
Additional paid-in capital	461,780,000	461,529,000
Accumulated comprehensive income (loss)	—	—
Accumulated deficit	(477,518,000)	(468,094,000)

Total stockholders' equity (deficit)	(15,556,000)	(6,383,000)

	$28,637,000	$31,169,000

Note:	The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2002	2001
	(Unaudited)
Revenues:
License and research revenue	$21,000	$5,023,000
Operating expenses:
Research and development	6,163,000	8,614,000
General and administrative	2,880,000	2,676,000

	9,043,000	11,290,000

Loss from operations	(9,022,000)	(6,267,000)
Investment income	32,000	111,000
Other income	329,000	—
Interest expense	(763,000)	(721,000)

Net loss applicable to common shares	$(9,424,000)	$(6,877,000)

Net loss per common share:
Basic and diluted	$(0.54)	$(0.69)

Weighted average shares outstanding:
Basic and diluted	17,369,000	9,908,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2002	2001
	(Unaudited)
Operating activities:
Net loss	$(9,424,000)	$(6,877,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,828,000	1,912,000
Expense associated with warrant issuance	42,000	42,000
(Gain) loss on sale of equity securities	—	251,000
Changes in operating assets and liabilities:
Restricted cash and other assets	44,000	2,578,000
Accounts payable and accrued expenses and other	2,359,000	(1,137,000)

Net cash used in operating activities	(5,151,000)	(3,231,000)

Investing activities:
Sales and maturities of short-term investments	—	49,000
Property, plant and equipment	12,000	(89,000)

Net cash provided by (used in) investing activities	12,000	(40,000)

Financing activities:
Issuance of convertible preferred stock—net	250,000	3,780,000
Proceeds from long-term debt	3,552,000	—
Proceeds from revolving line of credit	689,000	—
Principal payments on long-term debt	—	(1,167,000)

Net cash provided by financing activities	4,491,000	2,613,000

Decrease in cash and cash equivalents	(648,000)	(658,000)
Cash and cash equivalents at beginning of period	1,416,000	6,185,000

Cash and cash equivalents at end of period	$768,000	$5,527,000

Supplemental disclosure of cash flow information:
Interest paid	$25,000	$307,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

        Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. ("MBI") from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in fiscal 2002 have been reclassified to conform to the current year's presentation.

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

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

        The PFC technology is the basis for the Company's main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $7.5 million and $7.7 million, and is reported net of accumulated amortization of $15.8 million and $15.5 million at September 30, 2002 and June 30, 2002, respectively. The technology acquired from MBI has a book value of $2.5 million and $2.8 million, net of accumulated amortization of $2.0 million and $1.7 million at September 30, 2002 and June 30, 2002, and is being amortized over four years.

        The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income (Loss)

        Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive income. During the three months ended September 30, 2002 and 2001, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $9,424,000 and $6,657,000, respectively.

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

New Accounting Requirements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material impact on the Company's results of operations and financial position.

        In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of this standard did not have a material impact on the Company's results of operations and financial position.

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

2.    FINANCING

        In July 2002, Baxter Healthcare Corporation ("Baxter") purchased $250,000 of Series F Preferred Stock.

        In March 2002, the Company entered into a five-year exclusive agreement with Cardinal Health, Inc. ("Cardinal") to assist in the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal has extended to Alliance a revolving line of credit, up to $5 million, which will be repaid from product revenues. Amounts due will accrue interest at a rate of 10% and will be repaid over a twelve month period commencing in March 2004 or when the loan payable equals $5 million. The balance outstanding on this line of credit was $1.1 million and $428,000 at September 30, 2002 and June 30, 2002, respectively.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate. The loans are due at the earlier of 90 days after the date of the loans or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million. Amounts borrowed are secured by Imagentintangible assets. In October and November 2002, the Company did not pay the principal and accrued interest on the due dates, which constitutes an event of default under the loan terms. In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. The Company has recorded deferred interest expense on the warrants, based upon a Black-Scholes valuation, of $48,000, which will be amortized over the life of the loan.

        In September 2002, the Company received $551,625 through the issuance of an 8% Convertible Secured Promissory Note (the "Note") to an institutional investor. The Note matures in two years from the date of issuance and is convertible into shares of Alliance's common stock at $0.35 per share. Alliance's obligations under the Note are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Note, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company's October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the "2004 Debentures") issued in 2000. These consents and waivers apply to any future issuance of notes by the Company on the same terms as the Note up to an aggregate of $3 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. The Company will record a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $430,000 in the second quarter of fiscal year 2003. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Note. The Company will record a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $260,000 in the second quarter of fiscal year 2003. Subsequent to September 30, 2002, the Company received an additional $500,000 through the issuance of similar 8% Convertible Secured Promissory Notes.

3.    SUBSEQUENT EVENTS

        On October 18, 2002, Alliance's common stock was delisted from the NASDAQ National Market for failure to meet the National Market continued listing requirements. The Company's common stock is now trading on NASDAQ's Over-the-Counter Bulletin Board under the symbol ALLP.OB.

        In August and September 2000, the Company sold $12 million of its 2004 Debentures to certain investors. Subsequent to September 30, 2002, approximately $550,000 of the 2004 Debentures were converted into 1,576,070 shares of Alliance common stock.

        Subsequent to September 30, 2002, the Company received $500,000 through the issuance of 8% Convertible Secured Promissory Notes (the "Notes") to two institutional investors, including Roth Capital Partners, which purchased $150,000 of the Notes. The Notes mature in two years from the date of issuance and are convertible into shares of Alliance's common stock at $0.35 per share. Alliance's obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent® and Oxygent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
 (References to years are to the Company's fiscal years ended June 30.)

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of September 30, 2002, has an accumulated deficit of $477.5 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Liquidity and Capital Resources

        Through September 2002, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

        In September 2002, the Company received $551,625 through the issuance of an 8% Convertible Secured Promissory Note (the "Note") to an institutional investor. The Note matures in two years from the date of issuance and is convertible into shares of Alliance's common stock at $0.35 per share. Alliance's obligations under the Note are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Note, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company's October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the "2004 Debentures") issued in 2000. These consents and waivers apply to any future issuance of notes by the Company on the same terms as the Note up to an aggregate of $3 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. The Company will record a charge to finance expense for the warrants, based upon a Black-Schole valuation, of $430,000 in the second quarter of fiscal year 2003. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Note. The Company will record a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $260,000 in the second quarter of fiscal year 2003. Subsequent to September 30, 2002, the Company received an additional $500,000 through the issuance of similar 8% Convertible Secured Promissory Notes.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate. The loans are due at the earlier of 90 days after the date of the loans or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million. Amounts borrowed are secured by Imagentintangible assets. In October and November 2002, the Company did not pay the principal and accrued interest on the due dates, which constitutes an event of default under the loan terms. In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. The Company has recorded deferred interest expense on the warrants, based upon a Black-Scholes valuation, of $48,000, which will be amortized over the life of the loan.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. Currently, the Company has other debt in default, which constitutes an event of default under these convertible note terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at September 30, 2002.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. On September 30, 2002, the balance outstanding on these debentures was $10 million. In August 2002, the Company did not pay the accrued interest on the due date, which constitutes an event of default under the debenture terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at September 30, 2002.

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). The companies formed PFC Therapeutics, LLC ("PFC Therapeutics") to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. Alliance and Baxter will also share in the distribution of PFC Therapeutics' future cash flows. PFC Therapeutics has a right of first offer to license Oxygent in one or more countries outside the Baxter Territory. Pursuant to a manufacturing and supplier agreement between Alliance and PFC Therapeutics, Alliance will initially manufacture Oxygent for distribution in the Baxter Territory. Under separate agreements between Baxter and PFC Therapeutics, Baxter has the exclusive right to promote, market, distribute, and sell Oxygent in the Baxter Territory, and Baxter has the right to take over the manufacturing responsibility for Oxygent. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. Initially, in order for Baxter to maintain its rights to commercialize the product, Baxter was required to purchase an additional $30 million of convertible redeemable preferred stock from Alliance through September 2001. In May 2001, because of a revised product development schedule, the Company and Baxter modified the expected payments, and Baxter purchased an additional $4 million of Series F Preferred Stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's Series F Preferred Stock and the companies agreed to restructure the remaining $19 million of stock purchases originally scheduled for 2001 in order to reflect the timeline revisions in the clinical and regulatory plans, and in order for Baxter to maintain its rights to the product. From January to June 2002, Baxter made an additional investment of $3.5 million in Alliance Series F Preferred Stock. In July 2002, Baxter purchased $250,000 of Series F Preferred Stock and is obligated to pay an additional $15.3 million if certain milestones are reached in the further development of Oxygent. In August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. In September 2002, the Company, Baxter, and PFC Therapeutics agreed to hold the matter in abeyance while the parties undertake confidential negotiations on how best to preserve and/or realize the value of PFC Therapeutics, and to negotiate in good faith to achieve that result.

        The Company had net working deficit of ($28.7 million) at September 30, 2002, compared to ($14.4 million) at June 30, 2002. The Company's cash, cash equivalents, and short-term investments decreased to $768,000 at September 30, 2002, from $1.4 million at June 30, 2002. The decrease resulted primarily from net cash used in operations of $5.2 million, partially offset by net proceeds of $3.5 million from long-term debt and proceeds of $689,000 from a revolving line of credit. The

Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

        The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003 and cannot fund its current obligations. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, manufacturing and business development activities. The Company's current financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. In September, October and November 2002 the Company received a total of $1.1 million through the issuance of 8% Convertible Secured Promissory Notes to institutional investors. The Company is negotiating the issuance of comparable notes of up to $1.9 million to provide additional funding for operations. An Imagent-related financing is also being negotiated, however there can be no assurance that either of these financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company.

        The Company is taking continuing actions to reduce its ongoing expenses, including the reduction in the number of employees and the consolidation of facilities. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company's technology or potential products. The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Results of Operations

        Three Months Ended September 30, 2002 as Compared with Three Months Ended September 30, 2001

        The Company's license and research revenue decreased to $21,000 for the three months ended September 30, 2002, compared to $5 million for the three months ended September 30, 2001. Fiscal year 2002 revenue included $5 million received from Mallinckrodt in connection with the amendment of the Optison® Product Rights Agreement in August 2001.

        Research and development expenses decreased by 28% to $6.2 million for the three months ended September 30, 2002, compared to $8.6 million for the three months ended September 30, 2001. The decrease in expenses was primarily due to a $1.1 million decrease in staffing costs for employees engaged in research and development activities, a $416,000 decrease in supplies and chemicals, a $348,000 decrease in payments to outside researchers for preclinical and clinical trials and other product development work, a $231,000 decrease in facility rent expense, a $201,000 decrease in repairs and maintenance expense, as well as other decreases related to the Company's research and development activities.

        General and administrative expenses increased by 8% to $2.9 million for the three months ended September 30, 2002, compared to $2.7 million for the three months ended September 30, 2001. The increase in general and administrative expenses was primarily due to a $1.1 million increase in professional fees primarily related to marketing activities. The increase was offset by a decrease of $1 million related to the fiscal year 2002 non-recurring adjustment of a prepaid royalty as a result of the amendment of the Optison Product Rights Agreement with Mallinckrodt in August 2001.

        Investment income was $32,000 for the three months ended September 30, 2002, compared to $111,000 for the three months ended September 30, 2001. The decrease was primarily a result of lower average cash balances.

        Other income was $329,000 for the three months ended September 30, 2002. The increase was primarily a result of proceeds recorded from the settlement of a lawsuit.

        Interest expense was $763,000 for the three months ended September 30, 2002, compared to $721,000 for the three months ended September 30, 2001. The increase was primarily a result of higher average long-term debt balances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2002.

Item 4. Controls And Procedures

(a)    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act Filings and Reports is recorded, processed, summarized and reported within the timelines specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

  (b)
  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date it carried out this evaluation.

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

        An annual meeting of shareholders was held on November 12, 2002. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

Director	For	Against	Withheld	Broker Non-Votes
Pedro Cuatrecasas, M.D.	12,004,644	0	554,356	0
Carroll O. Johnson	12,004,624	0	554,376	0
Stephen M. McGrath	12,004,444	0	554,556	0
Donald E. O'Neill	12,004,624	0	554,376	0
Helen M. Ranney, M.D.	12,002,184	0	556,816	0
Jean G. Riess, Ph.D.	12,004,644	0	554,356	0
Duane J. Roth	12,004,424	0	554,576	0
Theodore D. Roth	12,002,164	0	556,836	0

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  99.1    Certification

(b)
Report on Form 8-K

  The Company filed a current report on Form 8-K dated October 4, 2002, stating that it issued an 8% Convertible Secured Promissory Note in the principal amount of $551,625 to an institutional investor. In connection with the issuance of the Note, the Company obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company's October 2001 private placement. It also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures Due 2004 (the "2004 Debentures") issued in 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant)
/s/ TIM T. HART Tim T. Hart Chief Financial Officer and Treasurer

Date: November 14, 2002

CERTIFICATION

I, Duane J. Roth, Chairman and Chief Executive Officer of Alliance Pharmaceutical Corp. (the "Company"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By:	/s/ DUANE J. ROTH Duane J. Roth Chairman and Chief Executive Officer

CERTIFICATION

I, Tim T. Hart, Vice President and Chief Financial Officer of Alliance Pharmaceutical Corp. (the "Company"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By:	/s/ TIM T. HART Tim T. Hart Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
Part I Financial Information: Item 1. Financial Statements
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
CERTIFICATION