Form 10-Q
period 2002-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2003-02-14
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-12950
ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York	14-1644018

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6175 Lusk Boulevard San Diego, California	92121

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (858) 410-5200

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒	No ☐

As of February 10, 2003, Registrant had 19,457,175 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.

Part I   Financial Information:
Item 1.  Financial Statements

ALLIANCE PHARMACEUTICAL CORP. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002

	(Unaudited)	(Note )
Assets
Current assets:
Cash and cash equivalents	$207,000	$1,416,000
Other current assets	121,000	804,000

Total current assets	328,000	2,220,000
Property, plant and equipment - net	9,159,000	11,198,000
Purchased technology - net	9,399,000	10,540,000
Investment in joint venture	5,000,000	5,000,000
Restricted cash	738,000	940,000
Other assets - net	985,000	1,271,000

	$25,609,000	$31,169,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,258,000	$4,254,000
Accrued expenses	3,151,000	1,858,000
Deferred revenue	80,000	—
Current portion of long-term debt	21,424,000	10,480,000

Total current liabilities	31,913,000	16,592,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	6,225,000	10,960,000
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; 5,000,000 shares authorized; 793,750 and 787,500 shares of Series F issued and outstanding at December 31, 2002 and June 30, 2002, respectively	8,000	8,000
Common stock - $.01 par value; 125,000,000 shares authorized; 18,944,919 and 17,368,849 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	189,000	174,000
Additional paid-in capital	462,443,000	461,529,000
Accumulated comprehensive income (loss)	—	—
Accumulated deficit	(485,169,000)	(468,094,000)

Total stockholders’ equity (deficit)	(22,529,000)	(6,383,000)

	$25,609,000	$31,169,000

Note:

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

	(Unaudited )		(Unaudited)
Revenues:
License and research revenue	$10,000	$44,000	$31,000	$5,067,000
Operating expenses:
Research and development	4,027,000	8,412,000	10,190,000	17,026,000
General and administrative	1,917,000	1,869,000	4,797,000	4,545,000

	5,944,000	10,281,000	14,987,000	21,571,000

Loss from operations	(5,934,000)	(10,237,000)	(14,956,000)	(16,504,000)
Investment income	17,000	72,000	49,000	183,000
Other income	—	—	329,000	—
Loss on investment	(500,000)	—	(500,000)	—
Interest expense	(1,234,000)	(375,000)	(1,997,000)	(1,096,000)

Net loss applicable to common shares	$(7,651,000)	$(10,540,000)	$(17,075,000)	$(17,417,000)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.79)	$(0.95)	$(1.50)

Weighted average shares outstanding:
Basic and diluted	18,702,000	13,268,000	18,035,000	11,588,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,

	2002	2001

	(Unaudited)
Operating activities:
Net loss	$(17,075,000)	$(17,417,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,134,000	3,824,000
Expense associated with warrant issuance	212,000	84,000
Loss on investment	500,000	—
Loss on sale of equity securities	—	251,000
Changes in operating assets and liabilities:
Restricted cash and other assets	671,000	5,898,000
Accounts payable and accrued expenses and other	4,297,000	(3,333,000)
Deferred revenue	80,000	—

Net cash used in operating activities	(8,181,000)	(10,693,000)

Investing activities:
Sales and maturities of short-term investments	—	49,000
Property, plant and equipment	45,000	(177,000)

Net cash provided by (used in) investing activities	45,000	(128,000)

Financing activities:
Issuance of common stock - net	—	13,657,000
Issuance of convertible preferred stock - net	250,000	3,780,000
Proceeds from long-term debt	5,307,000	—
Proceeds from revolving line of credit	1,370,000	—
Principal payments on long-term debt	—	(4,611,000)

Net cash provided by financing activities	6,927,000	12,826,000

Increase (decrease) in cash and cash equivalents	(1,209,000)	2,005,000
Cash and cash equivalents at beginning of period	1,416,000	6,185,000

Cash and cash equivalents at end of period	$207,000	$8,190,000

Supplemental disclosure of cash flow information:
Interest paid	$235,000	$935,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of notes	$552,000	$9,500,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company” or “Alliance”) are engaged in identifying, designing, and developing novel medical products.

Principles of Consolidation

          The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. (“MBI”) from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, and its majority-owned subsidiary Talco Pharmaceutical, Inc.  All significant intercompany accounts and transactions have been eliminated.  Certain amounts in fiscal 2002 have been reclassified to conform to the current year’s presentation.

Interim Condensed Financial Statements

          The condensed consolidated balance sheet as of December 31, 2002, the condensed consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 are unaudited.  In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of the results to be expected for the full year.  The financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2002.

Purchased Technology

          The majority of the purchased technology was acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. in 1989.  The technology acquired is the Company’s core perfluorochemical (“PFC”) technology and was valued based on an analysis of the future cash flows anticipated from this technology at that time.  The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) product.  Purchased technology also includes $4.5 million for technology capitalized as a result of the acquisition of MBI in December 2000.

          The PFC technology is the basis for the Company’s main drug development programs and is being amortized over a 20-year life.  The PFC technology has a net book value of $7.2 million and $7.7 million, and is reported net of accumulated amortization of $16.1 million and $15.5 million at December 31, 2002 and June 30, 2002, respectively.  The technology acquired from MBI has a book value of $2.2 million and $2.8 million, net of accumulated amortization of $2.2 million and $1.7 million at December 31, 2002 and June 30, 2002, and is being amortized over four years.

          The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from the potential sale of the technology, license fees, milestone payments, royalties and other product revenues.  If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense.

Comprehensive Income (Loss)

          Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income (“SFAS No. 130”).  SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company’s net loss or stockholders’ equity.  SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income.  During the three months ended December 31, 2002 and 2001, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $7,651,000 and $10,540,000, respectively.  During the six months ended December 31, 2002 and 2001, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $17,075,000 and $17,198,000, respectively.

Net Loss Per Share

          The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”).  SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts.  Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants and convertible securities, and contingently issuable shares.  All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

New Accounting Requirements

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“FAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.”  FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material impact on the Company’s results of operations and financial position.

          In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 replaces FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.”  FAS 144 also resolves significant implementation issues related to FAS 121.  Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The adoption of this standard did not have a material impact on the Company’s results of operations and financial position.

          In June 2002, the FASB issued Statement No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

2.  SALE OF MEDICAL IMAGING ASSETS

          In November 2002, Alliance and Photogen Technologies, Inc. (“Photogen”) executed a term sheet for Photogen to acquire certain of the assets of Alliance related to medical imaging, including all manufacturing and marketing rights to Imagent® (formerly Imavist™), Alliance’s ultrasound contrast agent that was approved by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States in June 2002.  The transaction is subject to completion of due diligence, negotiation of definitive agreements and other contingencies, including Photogen obtaining financing for the acquisition.  Under certain circumstances, if the acquisition does not occur, Alliance may be required to pay a break-up fee to Photogen.  The financing structure contemplated by the term sheet includes Photogen providing to Alliance a cash payment at closing, future payments based on product sales, and bridge financing for Imagent activities prior to the acquisition.

3.  FINANCING

          As of December 31, 2002, the Company received $2.3 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors, including Roth Capital Partners, LLC.  The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share.  Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent.  In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement.  The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000.  These consents and waivers apply to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $3 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants.  Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Note.  The Company recorded a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003.  Subsequent to December 31, 2002, the Company received an additional $693,000 through the issuance of similar 8% Convertible Secured Promissory Notes.

          In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate.  The loans are due at the earlier of 90 days after the date of the loans or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million.  Amounts borrowed are secured by Imagent intangible assets.  In October and November 2002, the Company did not pay the principal and accrued interest on the due dates, which constitutes an event of default under the loan terms.  In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share.  The Company has recorded deferred interest expense on the warrants, based upon a Black-Scholes valuation, of $48,000.

          In March 2002, the Company entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist in the marketing of Imagent.  Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  Cardinal has extended to Alliance a revolving line of credit, up to $5 million, which will be repaid from product revenues.  Amounts due will accrue interest at a rate of 10% and will be repaid over a twelve month period commencing in March 2004 or when the loan payable equals $5 million.  The balance outstanding on this line of credit was $1.8 million and $428,000 at December 31, 2002 and June 30, 2002, respectively.

          In July 2002, Baxter Healthcare Corporation (“Baxter”) purchased $250,000 of Series F Preferred Stock.

4.  LOSS ON INVESTMENT

          In July 1997, the Company entered into a development agreement (the “Development Agreement”) with Metracor Technologies, Inc. (“Metracor”) for the joint development of RODA®(Real-time Oxygen Dynamics Analyzer).  In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance’s rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance’s rights to RODA in the future upon the occurrence of certain events.  Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor (“Metracor B Stock”) in exchange for approximately $500,000 cash and the Metracor license.  During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”  Accordingly, the Company recorded a loss on investment of $500,000 during the quarter.

5.  SUBSEQUENT EVENTS

          In January 2003, Alliance signed a letter of intent with Baxter under which Alliance would acquire an option to purchase Baxter’s ownership interest in PFC Therapeutics, LLC (“PFC Therapeutics”), the joint venture established by Alliance and Baxter in May 2000 to commercialize Oxygent, an intravascular oxygen carrier, in North America and Europe.  The definitive agreement for the purchase of the option will provide that Alliance would pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, its licensees, or its assignees following regulatory approval.  In addition, Alliance would have six months to exercise its option to purchase Baxter’s ownership interest in PFC Therapeutics.  Under the terms of the letter of intent, Baxter would retain a right of first offer to market Oxygent in the U.S.  Alliance also retained Burrill & Company, a life sciences merchant bank, to assist Alliance and PFC Therapeutics in seeking strategic and financial partners to provide the resources necessary to conduct pending international Phase 3 clinical studies with Oxygent.

          In January 2003, Theodore D. Roth resigned his position as Alliance’s President and Chief Operating Officer, but will remain a member of the Board of Directors and will serve as an unpaid consultant to the Company.  Helen M. Ranney, MD, a renowned hematologist, retired from the Board, but will continue to advise the Company regarding scientific and medical matters.  In February 2003, Timothy T. Hart, Chief Financial Officer, resigned his positions, but will serve as a consultant to the Company.

          Subsequent to December 31, 2002, the Company received $693,000 through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors.  The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share.  Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(References to years are to the Company’s fiscal years ended June 30.)

          Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials.  The Company has incurred losses since inception and, as of December 31, 2002, has an accumulated deficit of $485.2 million.  The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

          The Company’s revenues have come primarily from collaborations with corporate partners, including research and development and milestone payments.  The Company’s expenses have consisted primarily of research and development costs and administrative costs.  To date, the Company’s revenues from the sale of products have not been significant.  The Company believes its future operating results may be subject to quarterly fluctuations due to a variety of factors, including the timing of future collaborations and the achievement of milestones under collaborative agreements, whether and when new products are successfully developed and introduced by the Company or its competitors, and market acceptance of products under development.

Liquidity and Capital Resources

          Through December 2002, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

          As of December 31, 2002, the Company received $2.3 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors, including Roth Capital Partners, LLC.  The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share.  Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent.  In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement.  The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000.  These consents and waivers apply to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $3 million.  The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants.  Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Note.  The Company recorded a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003.  Subsequent to December 31, 2002, the Company received an additional $693,000 through the issuance of similar 8% Convertible Secured Promissory Notes.

          In July 1997, the Company entered into a Development Agreement with Metracor for the joint development of RODA® (Real-time Oxygen Dynamics Analyzer).  In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance’s rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance’s rights to RODA in the future upon the occurrence of certain events.  Alliance also entered into an agreement to acquire approximately 2.5 million shares of Metracor B Stock in exchange for approximately $500,000 cash and the Metracor license.  During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”  Accordingly, the Company recorded a loss on investment of $500,000 during the quarter.

          In December 2002, Alliance and Mixture Sciences, Inc. (“Mixture Sciences”) entered into an exclusive license agreement for all rights to a proprietary immunotherapy platform technology developed by Astral, Inc., a wholly-owned subsidiary of Alliance.  Under the terms of the agreement, Mixture Sciences, as licensee, will provide an undisclosed license fee and future royalties to Alliance.  The parties also intend to explore the possibility of combining their entire technologies into a single entity over the next several months.

          On October 18, 2002, Alliance’s common stock was delisted from the NASDAQ National Market for failure to meet the National Market continued listing requirements.  The Company’s common stock is now trading on NASDAQ’s Over-the-Counter Bulletin Board under the symbol ALLP.OB.

          In August and September 2000, the Company sold $12 million of its 2004 Debentures to certain investors.  On December 31, 2002, the balance outstanding on these debentures was $10 million.  In August 2002, the Company did not pay the accrued interest on the due date, which constitutes an event of default under the debenture terms.  Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2002.  In October 2002, approximately $550,000 of the 2004 Debentures were converted into 1,576,070 shares of Alliance common stock.

          In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate.  The loans are due at the earlier of 90 days after the date of the loans or the date on which the Company completes and receives the proceeds from a financing with aggregate proceeds of at least $5 million.  Amounts borrowed are secured by Imagent intangible assets.  In October and November 2002, the Company did not pay the principal and accrued interest on the due dates, which constitutes an event of default under the loan terms.  In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share.  The Company has recorded deferred interest expense on the warrants, based upon a Black-Scholes valuation, of $48,000.

          In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors.  Currently, the Company has other debt in default, which constitutes an event of default under these convertible note terms.  Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2002.

          The Company had net working deficit of ($31.6 million) at December 31, 2002, compared to ($14.4 million) at June 30, 2002.  The Company’s cash, cash equivalents, and short-term investments decreased to $207,000 at December 31, 2002, from $1.4 million at June 30, 2002.  The decrease resulted primarily from net cash used in operations of $8.2 million, partially offset by net proceeds of $5.3 million from long-term debt and proceeds of $1.4 million from a revolving line of credit.  The Company’s operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

          The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential.  Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing healthcare system, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.  Based on these and other factors, the Company may from time to time reallocate its resources among its product development activities.  Additions to products under development or changes in products being pursued can substantially and rapidly change the Company’s funding requirements.

          The Company expects to incur substantial expenditures associated with product development, particularly for Oxygent and Imagent.  The Company may seek additional collaborative research and development relationships with suitable corporate partners for its products.  There can be no assurance that such relationships, if any, will successfully reduce the Company’s funding requirements.  Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all.  Because adequate funds were not available, the Company has delayed its Oxygent development efforts and it may be required to delay, scale back, or eliminate one or more of its other product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

          The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003 and, without the bridge financing from Photogen, cannot fund its current obligations.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, manufacturing and business development activities.  As noted in the report of the Company's independent auditors on the financial statements for the year ended June 30, 2002, the report included a paragraph which noted that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. Assuming the closing of the Photogen transaction for the sale of the medical imaging assets, management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  As of December 31, 2002, the Company received a total of $2.3 million through the issuance of 8% Convertible Secured Promissory Notes to various institutional investors.  The Company is negotiating the issuance of comparable notes to provide additional funding for operations.  In November 2002, Alliance and Photogen executed a term sheet for Photogen to acquire certain of the assets of Alliance related to medical imaging, including all manufacturing and marketing rights to Imagent..  The transaction is subject to completion of due diligence, negotiation of definitive agreements and other contingencies, including Photogen obtaining financing for the acquisition.  The financing structure contemplated by the term sheet includes Photogen providing to Alliance a cash payment at closing, future payments based on product sales, and bridge financing for Imagent activities prior to the acquisition.  The sale of Imagent has not been finalized; therefore there can be no assurance that these financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company.

          The Company is taking continuing actions to reduce its ongoing expenses, including the reduction in the number of employees and the consolidation of facilities.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products.  The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

          The Company’s future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up.

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

          Except for historical information, the statements made herein and elsewhere are forward-looking.  The Company wishes to caution readers that these statements are only predictions and that the Company’s business is subject to significant risks.  The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These risks include, but are not limited to, the inability to obtain adequate financing for the Company’s development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company’s products;

changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company’s products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company’s business; and possible competition from other products.  Furthermore, even if the Company’s products appear promising at an early stage of development, they may not reach the market for a number of important reasons.  Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties.  The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years.  Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.  Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-72844) and Form S-4 (File No. 333-49676).

Results of Operations

          Six Months ended December 31, 2002 as Compared with Six Months ended December 31, 2001

          The Company’s license and research revenue decreased to $31,000 for the six months ended December 31, 2002, compared to $5.1 million for the six months ended December 31, 2001.  Fiscal year 2002 revenue included $5 million received from Mallinckrodt in connection with the amendment of the Optison® Product Rights Agreement in August 2001.

          Research and development expenses decreased by 40% to $10.2 million for the six months ended December 31, 2002, compared to $17 million for the six months ended December 31, 2001.  The decrease in expenses was primarily due to a $2.9 million decrease in staffing costs for employees engaged in research and development activities, a $920,000 decrease in payments to outside researchers for clinical trials and other product development work, a $847,000 decrease in repairs and maintenance expense, a $756,000 decrease in supplies and chemicals, a $675,000 decrease in facility rent expense, as well as other decreases related to the Company’s research and development activities.

          General and administrative expenses increased by approximately 7% to $4.8 million for the six months ended December 31, 2002, compared to $4.5 million for the six months ended December 31, 2001.  The increase in general and administrative expenses was primarily due to a $1.7 million increase in fees primarily related to Imagent marketing activities.  The increase was offset by a decrease of $1 million related to the fiscal year 2002 non-recurring adjustment of a prepaid royalty as a result of the amendment of the Optison Product Rights Agreement with Mallinckrodt in August 2001, as well as other decreases related to the Company’s general and administrative activities.

          Investment income was $49,000 for the six months ended December 31, 2002, compared to $183,000 for the six months ended December 31, 2001.  The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

          Other income was $329,000 for the six months ended December 31, 2002.  The increase was primarily a result of proceeds recorded from the settlement of a lawsuit.

          Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”

          Interest expense was $2 million for the six months ended December 31, 2002, compared to $1.1 million for the six months ended December 31, 2001.  The increase was primarily a result of higher average long-term debt balances and higher interest rates.

          Three Months ended December 31, 2002 as Compared with Three Months ended December 31, 2001

          The Company’s license and research revenue decreased to $10,000 for the three months ended December 31, 2002, compared to $44,000 for the three months ended December 31, 2001.

          Research and development expenses decreased by 52% to $4 million for the three months ended December 31, 2002, compared to $8.4 million for the three months ended December 31, 2001.  The decrease in expenses was primarily due to a $1.8 million decrease in staffing costs for employees engaged in research and development activities, a $646,000 decrease in repairs and maintenance expense, a $572,000 decrease in payments to outside researchers for clinical trials and other product development work, a $445,000 decrease in depreciation expense, a $444,000 decrease in facility rent expense, a $340,000 decrease in supplies and chemicals, as well as other decreases related to the Company’s research and development activities.

          General and administrative expenses were $1.9 million for the three months ended December 31, 2002, compared to $1.9 million for the three months ended December 31, 2001.

          Investment income was $17,000 for the three months ended December 31, 2002, compared to $72,000 for the three months ended December 31, 2001.  The decrease was primarily a result of lower average cash and short-term investment balances.

          Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”

          Interest expense was $1.2 million for the three months ended December 31, 2002, compared to $375,000 for the three months ended December 31, 2001.  The increase was primarily a result of higher average long-term debt balances and higher interest rates.

          Alliance expects to continue to incur substantial expenses associated with its research and development programs.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial.  The Company’s historical results are not necessarily indicative of future results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at December 31, 2002.

Item 4.  Controls And Procedures

(a)      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act Filings and Reports is recorded, processed, summarized and reported within the timelines specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

(b)       There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date it carried out this evaluation.

Part II  Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.

License Agreement dated as of December 3, 2002 between the Company and Mixture Sciences, Inc.  (A request for confidential treatment of certain portions of this exhibit has been filed with the Securities and Exchange Commission.)

99.1	Certification

(b)       Report on Form 8-K

The Company filed a current report on Form 8-K dated November 25, 2002, stating that the Company and Photogen Technologies, Inc. (“Photogen”) executed a term sheet for Photogen to acquire all of the assets of Alliance related to medical imaging, including all manufacturing and marketing rights to Imagent®.

The Company filed a current report on Form 8-K dated January 27, 2003, stating that it has signed a letter of intent with Baxter Healthcare Corporation (“Baxter”) under which Alliance would acquire an option to purchase Baxter’s ownership interest in PFC Therapeutics, LLC.  In addition, Theodore D. Roth has resigned his position as President and Chief Operating Officer, but will remain a member of the Board of Directors.  Helen M. Ranney, M.D. has retired from the Board of Directors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)

\s\ DUANE J. ROTH

Duane J. Roth Chairman, Chief Executive Officer and Chief Financial Officer

Date: February 14, 2003

CERTIFICATION

          I, Duane J. Roth, Chief Executive Officer and Chief Financial Officer of Alliance Pharmaceutical Corp. (the “Company”), certify that:

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

4.        I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and we have:

           (a)          designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b)          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

            (c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.        I have disclosed, based on my most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

            (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

            (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.        I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003

By: \s\ DUANE J. ROTH

Duane J. Roth
Chief Executive Officer and Chief Financial Officer