Form 10-Q
period 2003-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2003-05-15
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Yes  ☒     No  ☐

Indicate by a check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐     No  ☒

As of May 12, 2003, Registrant had 20,923,961 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.

Part I      Financial Information:

Item 1.      Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$274,000	$1,416,000
Other current assets	32,000	804,000

Total current assets	306,000	2,220,000
Property, plant and equipment - net	8,475,000	11,198,000
Purchased technology - net	8,829,000	10,540,000
Investment in joint venture	5,000,000	5,000,000
Restricted cash	740,000	940,000
Other assets - net	953,000	1,271,000

	$24,303,000	$31,169,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,664,000	$4,254,000
Accrued expenses	4,311,000	1,858,000
Deferred revenue	150,000	—
Current portion of long-term debt	20,580,000	10,480,000

Total current liabilities	32,705,000	16,592,000
Deferred revenue	10,000,000	10,000,000
Long-term debt	8,702,000	10,960,000
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; 5,000,000 shares authorized; 793,750 and 787,500 shares of Series F Preferred Stock issued and outstanding at March 31, 2003 and June 30, 2002, respectively	8,000	8,000
Common stock - $.01 par value; 125,000,000 shares authorized; 20,823,961 and 17,368,849 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	208,000	174,000
Additional paid-in capital	462,903,000	461,529,000
Accumulated deficit	(490,223,000)	(468,094,000)

Total stockholders’ equity (deficit)	(27,104,000)	(6,383,000)

	$24,303,000	$31,169,000

Note:	The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
License and research revenue	$22,000	$4,516,000	$53,000	$9,583,000
Operating expenses:
Research and development	2,818,000	8,234,000	13,008,000	25,260,000
General and administrative	1,183,000	2,258,000	5,980,000	6,803,000

	4,001,000	10,492,000	18,988,000	32,063,000

Loss from operations	(3,979,000)	(5,976,000)	(18,935,000)	(22,480,000)
Investment income	11,000	45,000	60,000	228,000
Other income	—	—	329,000	—
Loss on investment	—	—	(500,000)	—
Interest expense	(1,086,000)	(282,000)	(3,083,000)	(1,378,000)

Net loss applicable to common shares	$(5,054,000)	$(6,213,000)	$(22,129,000)	$(23,630,000)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.36)	$(1.19)	$(1.75)

Weighted average shares outstanding:
Basic and diluted	19,730,000	17,282,000	18,597,000	13,471,000

See accompanying notes to condensed consolidated financial statements.

ALLIANCE PHARMACEUTICAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,

	2003	2002

	(Unaudited)
Operating activities:
Net loss	$(22,129,000)	$(23,630,000)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,363,000	5,485,000
Expense associated with warrant issuance	226,000	126,000
Loss on investment	500,000	—
Loss on sale of equity securities	—	251,000
Non-cash compensation - net	—	267,000
Changes in operating assets and liabilities:
Restricted cash and other assets	790,000	5,466,000
Accounts payable, accrued expenses and other	5,863,000	(1,986,000)
Deferred revenue	150,000	—

Net cash used in operating activities	(10,237,000)	(14,021,000)

Investing activities:
Sales and maturities of short-term investments	—	49,000
Property, plant and equipment - net	71,000	(15,000)

Net cash provided by investing activities	71,000	34,000

Financing activities:
Issuance of common stock	130,000	13,666,000
Issuance of convertible preferred stock - net	250,000	5,704,000
Proceeds from long-term debt	6,860,000	—
Proceeds from revolving line of credit	1,784,000	—
Principal payments on long-term debt	—	(4,611,000)

Net cash provided by financing activities	9,024,000	14,759,000

Increase (decrease) in cash and cash equivalents	(1,142,000)	772,000
Cash and cash equivalents at beginning of period	1,416,000	6,185,000

Cash and cash equivalents at end of period	$274,000	$6,957,000

Supplemental disclosure of cash flow information:
Interest paid	$235,000	$1,207,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of notes	$900,000	$9,900,000

See accompanying notes to condensed consolidated financial statements.

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

Interim Condensed Financial Statements

     The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2002.

Purchased Technology

     The majority of the purchased technology was acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. in 1989. The technology acquired is the Company’s core perfluorochemical (“PFC”) technology and was valued based on an analysis of the future cash flows anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent™ (temporary blood substitute) product. Purchased technology also includes $4.5 million for technology acquired in connection with the purchase of MBI in December 2000.

     The PFC technology is the basis for the Company’s main drug development programs and is being amortized over a 20-year life. The PFC technology has a net book value of $6.9 million and $7.7 million, and is reported net of accumulated amortization of $16.3 million and $15.5 million at March 31, 2003 and June 30, 2002, respectively. The technology acquired from MBI has a book value of $2 million and $2.8 million, net of accumulated amortization of $2.5 million and $1.7 million at March 31, 2003 and June 30, 2002, respectively, and is being amortized over four years.

     The carrying value of purchased technology is reviewed periodically based on the projected cash flows to be received from the potential sale of technology, license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense. A portion of the PFC technology has been licensed to the joint venture with Baxter Healthcare Corporation (“Baxter”). In connection with the joint venture, the Company invested $5 million in the joint venture and received an advanced royalty payment of $10 million from the joint venture, which is non refundable and has been recorded as deferred revenue. Net of deferred revenue, the carrying value of the PFC technology and investment is $1.9 million.

Comprehensive Income and Loss

     Financial Accounting Standards Board’s (“FASB”) Statement No. 130, “Comprehensive Income” (“SFAS No. 130”) establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income. During the three months ended March 31, 2003 and 2002, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $5,054,000 and $6,213,000, respectively. During the nine months ended March 31, 2003 and 2002, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $22,129,000 and $23,410,000, respectively.

Stock-based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, an amendment to SFAS No. 123. In accordance with their provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options during the three months ended March 31, 2003 and 2002 or the nine months ended March 31, 2003 and 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company’s net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the three-month and nine-month periods ended March 31, 2003 and 2002:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net loss as reported	$(5,054,000)	$(6,213,000)	$(22,129,000)	$(23,630,000)
Fair Value of stock-based employee compensation	(609,000)	(1,459,000)	(2,564,000)	(4,605,000)

Pro forma net loss	(5,663,000)	(7,672,000)	(24,693,000)	(28,235,000)

Net loss per share (basic and diluted)
As reported	$(0.26)	$(0.36)	$(1.19)	$(1.75)
Pro forma	(0.29)	(0.44)	(1.33)	(2.10)

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and nine-month periods ended March 31, 2003 and 2002 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for all periods: risk-free interest rate range of 3.375% to 6.5%; dividend yield of 0%; volatility factor of 103%; and a weighted–average expected term of 7 years. The estimated weighted average fair value at grant date for the options granted during the three-month periods of 2003 and 2002 and the nine-month periods of 2003 and 2002 was $0.06, $2.40, $0.24 and $2.57 per option, respectively.

Net Loss Per Share

     The Company computes net loss per common share in accordance with Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as common shares underlying options, warrants and convertible securities, and contingently issuable shares. All potential dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

     In June 2002, the FASB issued Statement No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement 146 are effective for exit or disposal activities that are initiated after December 31,

2002. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

3.     FINANCING

     As of March 31, 2003, the Company received $3.9 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors and Photogen. The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share. Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000. As amended in February 2003, these consents and waivers apply to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Notes. The Company recorded a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003. Subsequent to March 31, 2003, the Company received an additional $1.2 million through the issuance of similar Notes to Photogen.

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

     In March 2002, the Company entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist in the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. Cardinal has extended to Alliance a revolving line of credit, up to $5 million, which will be repaid from product revenues. Amounts due will accrue interest at a rate of 10% and will be repaid over a twelve-month period commencing in March 2004 or when the loan payable equals $5 million. The balance outstanding on this line of credit was $2.2 million and $428,000 at March 31, 2003 and June 30, 2002, respectively.

     In July 2002, Baxter purchased $250,000 of Series F Preferred Stock.

4.     LOSS ON INVESTMENT

     In July 1997, the Company entered into a development agreement (the “Development Agreement”) with Metracor Technologies, Inc. (“Metracor”) for the joint development of RODA® (Real-time Oxygen Dynamics Analyzer). In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance’s rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance’s rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor (“Metracor B Stock”) in exchange for approximately $500,000 cash and the Metracor license. During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.” Accordingly, the Company recorded a loss on investment of $500,000 during the quarter.

5.     SUBSEQUENT EVENT

     Subsequent to March 31, 2003, the Company received $1.2 million through the issuance of Notes to Photogen. The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share. Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
(References to years are to the Company’s fiscal years ended June 30.)

     Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of March 31, 2003, has an accumulated deficit of $490.2 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Liquidity and Capital Resources

     Through March 2003, the Company financed its activities primarily from public and private sales of equity and funding from collaborations with corporate partners.

     As of March 31, 2003, the Company received $3.9 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors and Photogen. The Notes mature in two years from the date of issuance and are convertible into shares of Alliance’s common stock at $0.35 per share. Alliance’s obligations under the Notes are secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000. As amended in February 2003, these consents and waivers apply to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Note. The Company recorded a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003. Subsequent to March 31, 2003, the Company received an additional $1.2 million through the issuance of similar Notes.

     In July 1997, the Company entered into a Development Agreement with Metracor for the joint development of RODA®. In June 2001, the Development Agreement was terminated and a new agreement was executed, whereby Metracor obtained an exclusive royalty-free license to all of Alliance’s rights and interest in and to RODA, and an option was granted by Alliance to Metracor to acquire all of Alliance’s rights to RODA in the future upon the occurrence of certain events. Alliance also entered into an agreement to acquire approximately 2.5 million shares of Metracor B Stock in exchange for approximately $500,000 cash and the Metracor license. During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.” Accordingly, the Company recorded a loss on investment of $500,000 during the quarter.

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

     In August and September 2000, the Company sold $12 million of its 2004 Debentures to certain investors. On March 31, 2003, the balance outstanding on these debentures was $9.1 million. In August 2002, the Company did not pay the accrued interest on the due date, which constitutes an event of default under the debenture terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at March 31, 2003. In October 2002, approximately $550,000 of the 2004 Debentures were converted into 1,576,070 shares of Alliance common stock. In March 2003, approximately $348,000 of the 2004 Debentures were converted into 995,357 shares of Alliance common stock. In connection with the issuance of the 8% Convertible Secured Promissory Notes, Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share.

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

     In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. Currently, the Company has other debt in default, which constitutes an event of default under these convertible note terms. Accordingly, the outstanding principal and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at March 31, 2003.

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

     The Company had net working capital deficit of ($32.4 million) at March 31, 2003, compared to a deficit ($14.4 million) at June 30, 2002. The Company’s cash, cash equivalents, and short-term investments decreased to $274,000 at March 31, 2003, from $1.4 million at June 30, 2002. The decrease resulted primarily from net cash used in operations of $10.2 million, partially offset by net proceeds of $6.9 million from long-term debt and proceeds of $1.8 million from a revolving line of credit. The Company’s operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2003 and, without the bridge financing from Photogen, cannot fund its current obligations. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, manufacturing and business development activities. As noted in the report of the Company’s independent auditors on the financial statements for the year ended June 30, 2002, the report included a paragraph which noted that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern. Assuming the closing of the Photogen transaction for the sale of the medical imaging assets, management is evaluating a number of potential alternatives available to meet the continuing capital requirements for the development of Oxygent such as public or private financings or collaborative agreements. As of March 31, 2003, the Company received a total of $3.9 million through the issuance of 8% Convertible Secured Promissory Notes to various institutional investors and subsequent to March 31, 2003, had received an additional $1.2 million from similar notes. The Company is negotiating the issuance of comparable notes to provide additional funding for operations. In November 2002, Alliance and Photogen executed a term sheet for Photogen to acquire certain of the assets of Alliance related to medical imaging, including all manufacturing and marketing rights to Imagent. The transaction is subject to completion of due diligence, negotiation of definitive agreements and other contingencies, including Photogen obtaining financing for the acquisition. The financing structure contemplated by the term sheet includes Photogen providing to Alliance a cash payment at closing, future payments based on product sales, and bridge financing for Imagent activities prior to the acquisition. The sale of Imagent has not been finalized; therefore there can be no assurance that these financing arrangements will be consummated in the necessary time frames needed for continuing operations or on terms favorable to the Company.

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

Results of Operations

     Nine Months ended March 31, 2003 as Compared with Nine Months ended March 31, 2002

     The Company’s license and research revenue decreased to $53,000 for the nine months ended March 31, 2003, compared to $9.6 million for the nine months ended March 31, 2002. The decrease was primarily a result of $4.5 million in revenue recorded in connection with the Inhale supplemental agreement for PulmoSpheres technology in March 2002 and $5 million received from Mallinckrodt in connection with the amendment of the Optison Product Rights Agreement in August 2001.

     Research and development expenses decreased by 49% to $13 million for the nine months ended March 31, 2003, compared to $25.3 million for the nine months ended March 31, 2002. The decrease in expenses was primarily due to a $5.2 million decrease in staffing costs for employees engaged in research and development activities, a $1.5 million decrease in repairs and maintenance expense, a $1.5 million decrease in payments to outside researchers for clinical trials and other product development work, a $1.2 million decrease in facility rent expense, a

$1.2 million decrease in supplies and chemicals, a $866,000 decrease in depreciation expense, as well as other decreases related to the Company's research and development activities.

     General and administrative expenses were $6 million for the nine months ended March 31, 2003, compared to $6.8 million for the nine months ended March 31, 2002. The decrease in general and administrative expenses was primarily due to a decrease of $1 million related to the fiscal year 2002 non-recurring adjustment of a prepaid royalty as a result of the amendment of the Optison Product Rights Agreement with Mallinckrodt in August 2001, a $1.1 million decrease in staffing costs, a $341,000 decease in travel, seminars and related expenses, a $225,000 decrease in depreciation expense, as well as other decreases related to the Company's general and administrative activities. The decreases were offset by an increase of $2 million in professional fees primarily related to Imagent marketing activities.

     Investment income was $60,000 for the nine months ended March 31, 2003, compared to $228,000 for the nine months ended March 31, 2002. The decrease was primarily a result of lower average cash balances.

     Other income was $329,000 for the nine months ended March 31, 2003. This was primarily a result of proceeds recorded from the settlement of a lawsuit.

     Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”

     Interest expense was $3.1 million for the nine months ended March 31, 2003, compared to $1.4 million for the nine months ended March 31, 2002. The increase was primarily a result of higher average long-term debt balances and higher interest rates.

     Three Months ended March 31, 2003 as Compared with Three Months ended March 31, 2002

     The Company’s license and research revenue decreased to $22,000 for the three months ended March 31, 2003, compared to $4.5 million for the three months ended March 31, 2002. In fiscal 2002, Alliance recorded $4.5 million in revenue in connection with the Inhale supplemental agreement for PulmoSpheres® technology in March 2002.

     Research and development expenses decreased by 66% to $2.8 million for the three months ended March 31, 2003, compared to $8.2 million for the three months ended March 31, 2002. The decrease in expenses was primarily due to a $2.3 million decrease in staffing costs for employees engaged in research and development activities, a $640,000 decrease in repairs and maintenance expense, a $623,000 decrease in payments to outside researchers for clinical trials and other product development work, a $534,000 decrease in facility rent expense, a $463,000 decrease in supplies and chemicals, a $421,000 decrease in depreciation expense, as well as other decreases related to the Company's research and development activities.

     General and administrative expenses were $1.2 million for the three months ended March 31, 2003, compared to $2.3 million for the three months ended March 31, 2002. The decrease in general and administrative expenses was primarily due to a $610,000 decrease in staffing costs, a $153,000 decrease in travel, seminars and related expenses, a $147,000 decrease in depreciation expense, as well as other decreases related to the Company's general and administrative activities.

     Investment income and other was $11,000 for the three months ended March 31, 2003, compared to $45,000 for the three months ended March 31, 2002. The decrease was primarily a result of lower average cash balances.

     Interest expense was $1.1 million for the three months ended March 31, 2003, compared to $282,000 for the three months ended March 31, 2002. The increase was primarily a result of higher average long-term debt balances and higher interest rates.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2003.

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

Part II      Other Information:

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification

(b)	Reports on Form 8-K

NONE.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)

/s/ DUANE J. ROTH

Duane J. Roth
Chairman, Chief Executive Officer and Chief Financial Officer

Date: May 15, 2003

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

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and I have:

     (a)     designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

     (c)     presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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

Dated:  May 15, 2003

By:	/s/ DUANE J. ROTH

Duane J. Roth
Chief Executive Officer and Chief Financial Officer