Form 10-K
period 2003-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2003-10-14
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               JUNE 30, 2003
                          ------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

                         Commission file number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           New York                                           14-1644018
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

          6175 Lusk Boulevard, San Diego, California                             92121
--------------------------------------------------------------   ------------------------------------
           (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                          (858) 410-5200
                                                                 ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered
-------------------      -----------------------------------------

     None
-------------------      -----------------------------------------

-------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         common stock, par value $0.01.
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


                            [Cover page 1 of 2 pages]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Over-the-Counter Bulletin Board on September 24, 2003 was $17.6 million.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 24, 2003 was 27,978,461.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report on Form 10-K is incorporated by reference to the definitive Proxy Statement with respect to the 2003 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


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

Item 1. Business

     Alliance Pharmaceutical Corp. (the "Company" or "Alliance") is a pharmaceutical research and development company that focuses on developing scientific discoveries into medical products for human health applications. Imagent(R) (formerly named Imavist(TM)), has been approved for sale in the U.S. as an intravenous contrast agent for enhancement of ultrasound images to assess cardiac structure and motion. In the past year, the Company entered into an Asset Purchase Agreement with Photogen Technologies, Inc. ("Photogen") whereby Photogen acquired all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent (collectively, the "Imagent Business") and assumed certain of the Company's liabilities. Another of the Company's products, Oxygent(TM), is in clinical development as an intravascular oxygen carrier to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency). Through its 100%-owned subsidiary, Astral, Inc. ("Astral"), the Company has developed intellectual property and know-how for potential products to treat immune disorders, including autoimmune disease, cancer, and infectious diseases.

     The Company was incorporated in New York in 1983. Its principal executive offices are located at 6175 Lusk Boulevard, San Diego, California 92121, and its telephone number is (858) 410-5200.

Oxygent(TM)

     Alliance has developed certain proprietary technologies based on the use of perfluorochemical ("PFC"). PFCs are biochemically inert compounds and may be employed in a variety of therapeutic applications. The Company's primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases and when formulated into an emulsion, can be used to transport these gases throughout the body.

     Oxygent (perflubron emulsion) is an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It is intended to provide oxygen to tissues during elective surgeries where a blood transfusion is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including cardiovascular, orthopedic, and general surgical procedures. An oxygen carrier could be used instead of donor blood for a substantial portion of these patients. Each single unit of Oxygent is expected to provide the equivalent oxygen delivery of approximately one to two units of red blood cells.

     In addition to the well-publicized risks of known infectious disease transmission (e.g., HIV, hepatitis), new emerging viruses (e.g., West Nile Virus), and potential immune suppression effects related to blood transfusions, there are emerging concerns regarding the availability and quality of donor blood. The National Blood Data Resource Center has released data showing that blood donations have leveled, while blood usage is expected to increase over the next several years. This expected blood shortage may be further exacerbated by prohibiting blood donations from people who are potentially at risk of having been exposed to infected beef in Europe and the UK that may be linked to new variant Creutzfeldt-Jakob (nvCJD) disease. During the summer of 2002, blood banks were asked to begin screening potential donors to try to reduce the risk of transmission of West Nile Virus via blood transfusions.

     These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries. Oxygent is a sterile PFC emulsion that is compatible with all blood types and is expected to have a shelf-life of approximately two years. In December 2002 results of the Company's Phase 3 General Surgery clinical trial in Europe was published in Anesthesiology. The results established that the product provided a statistically significant reduction in the need for donor blood in patients undergoing a variety of general surgery procedures. Additionally, a greater percentage of patients in the Oxygent-treated group were able to avoid the need for any donor blood transfusion as compared to the control group.

     In January 2001, the Company voluntarily suspended enrollment in an on-going Phase 3 cardiac surgery study in the U.S. due to an imbalance in certain adverse events, primarily the incidence of stroke. While the overall frequency of these adverse events in this study was consistent with published data for patients undergoing cardiac bypass surgery, the control group frequency was remarkably lower than normal, causing a disparity in the proportion between the treatment and control patients. In July 2001, Alliance met with the FDA regarding the continuing clinical development of Oxygent and presented a data analysis that explained reasons for the imbalance. The FDA has requested that the Company provide additional preclinical supporting data before submitting a new Phase 3 study plan. The Company also met with several European regulatory authorities to review the safety findings from the Phase 3 cardiac surgery study and to propose a new Phase 3 protocol design for a study in general surgery. Alliance received approval to start this study in Europe, but the clinical development program for Oxygent was subsequently put on hold in the fall of 2002 due to lack of funds. To expedite a restart of this clinical program by the end of 2003, Alliance intends to run this identical protocol design as a smaller Phase 2 study in Europe, using general surgery patients undergoing procedures typically requiring about 2 units of blood. Based on the success of this study, the same protocol would then be run as a larger pivotal Phase 3 study to support future regulatory filings.

     Previous clinical studies have utilized preoperative hemodilution techniques. The new protocol for the proposed Oxygent general surgery study will not use preoperative hemodilution, in that Oxygent is to be administered based on patient need. Oxygent will be dosed only when blood loss has decreased the patient's hemoglobin levels to a protocol-defined transfusion trigger (essentially the same clinical criteria that normally trigger red cell transfusions). Delaying Oxygent administration until a trigger is reached ensures that patients receive Oxygent only at the point when transfusion is clinically warranted. This allows the drug to be evaluated in a manner consistent with its intended clinical use (and similar to the way blood transfusions are administered).

     In May 2000, the Company and Baxter Healthcare Corporation ("Baxter") established a joint venture, PFC Therapeutics, LLC ("PFC Therapeutics"), which obtained a license from the Company for the development, manufacturing, marketing, sales, and distribution of Oxygent in the United States, Canada and countries in the European Union (the "Baxter Territory"). In June 2003, in connection with the sale of the Imagent Business, Alliance acquired Baxter's ownership interest in PFC Therapeutics. Alliance will pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, following regulatory approval.

Astral, Inc.

     Astral Inc. is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. These immunoglobulins will be used to generate biopharmaceutical products intended to regulate the immune system in individuals with various disorders, in particular autoimmune disease, cancer and infectious disease.

     Astral has developed a proprietary technology platform, Epitope-based T-cell Immunotherapy (E.T.I.), which uses Immunoglobulin-Peptides (IgPs) to control the profile of immune reactions in a selective manner. Unlike general immunosuppressive therapies, E.T.I. is intended to selectively affect the T-cell response to disease-associated epitopes by specifically targeting the autoaggressive T-lymphocytes, while leaving the rest of the immune system functional. The uniqueness of the E.T.I. platform is related to the use of the IgPs to greatly improve the pharmacokinetics of delivered epitope peptides to target antigen-presenting cells (APCs) and to regulate the profile of the immune response.

     The E.T.I. platform has the potential to be effective in autoimmune disease by incorporating self peptides and, when combined with the company's proprietary immunomodulatory double stranded Ribonucleic Acid (dsRNA) as reported in the October, 15, 2002 issue of The Journal of Clinical Investigation, can be used as effectively against cancer and infectious disease.

     Astral is developing two programs, The Autoimmune Disease Program and the Cancer and Infectious Disease Program.

     The Autoimmune Disease Program encompasses the E.T.I. platform and engineered IgPs, incorporated with disease-associated peptide(s) of interest, to create effective therapeutics against autoimmune deficiencies. Astral has demonstrated proof of concept in several animal models and it is anticipated that these positive results will be mirrored in the clinic.

     The Cancer and Infectious Disease Program encompasses the E.T.I. platform along with Astral's proprietary immunomodulatory dsRNA. Astral has demonstrated through various studies that E.T.I. in conjunction with dsRNA can trigger substantial levels of MHC class I-restricted immunity that is important for defense against viruses and for rejection of tumors.

     In December 2002, the Company Alliance entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. The Company has certain rights to repurchase the technology by paying Mixture Sciences a break-up fee.

     The Company's products require substantial development efforts. The Company may encounter unforeseen technical or other problems that may force delay, abandonment, or substantial change in the development of a specific product or process, technological change, or product development by others, any of which may materially adversely affect its business. The Company expends substantial amounts of money on research and development and expects to do so for the foreseeable future. In fiscal 2003, 2002 and 2001, the Company incurred research and development expenses of $16.2 million, $33.5 million, and $55.3 million, respectively.

Collaborative Relationships

     Baxter Healthcare Corporation. In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent.

     During the past fiscal year, Alliance and Baxter were unable to agree on a financing plan to enable the continuation of the clinical program for Oxygent. In August 2002, Alliance sent PFC Therapeutics a notice of intended termination of the exclusive license on the grounds that PFC Therapeutics failed to fulfill its obligations under the license agreement. After negotiations, in June 2003, Alliance acquired Baxter's ownership in PFC Therapeutics in exchange for the agreement by Alliance to pay Baxter a royalty on the sale of Oxygent following regulatory approval. This resulted in Alliance obtaining worldwide rights to Oxygent.

     Nektar Therapeutics. ("Nektar") In November 1999, the Company transferred to Inhale certain rights to the Company's PulmoSpheres(R) technology and other assets for use in respiratory drug delivery. Alliance will receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. Nektar has agreed that Alliance can commercialize two respiratory products that will be formulated by Nektar utilizing the PulmoSpheres technology on a royalty-free basis. Alliance has retained the right to use the technology to develop products for drug delivery in conjunction with liquid ventilation.

     University of Missouri - Columbia. ("University of Missouri") In October 2001, Astral entered into a research agreement with the University of Missouri to undertake in a program of research for the development of immunoglobulin constructs and methods to prevent certain autoimmune diseases. Under this agreement, Astral shall pay a research fee in return for certain rights to any inventions or discoveries made by the University of Missouri.

     University of Tennessee Research Corporation. ("UTRC") In February 2003, Astral entered into a license agreement with UTRC for exclusive worldwide rights to utilize certain technology and patents developed under a previous research agreement with UTRC. Astral will pay UTRC milestone payments based on defined events, plus royalty payments based on eventual sales of products commercialized using the technology.

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

Patents

     The Company seeks proprietary protection for its products, processes, technologies, and ongoing improvements. The Company continues to pursue patent protection in the U.S. and in foreign countries that it regards as important for future endeavors. Numerous patent applications have been filed in the European Patent Office, Japan, Canada, Australia, Israel, Norway, South Africa, China, and other countries, and patents have been granted in many of these countries.

     Alliance has numerous issued U.S. patents related to or covering PFC emulsions with corresponding patents and applications in Europe, Japan, and elsewhere. Such emulsions are the basis of the Company's Oxygent product. The issued patents and pending patent applications cover specific details of emulsified PFCs through composition claims, product-by-process claims, and method claims describing their manufacture and use. In addition to the Oxygent formulation, issued patents broadly cover concentrated PFC emulsions, as well as methods for their manufacture and use.

     Alliance has received U.S. patents for a method of using blood substitutes to facilitate oxygen delivery. Corresponding patents are issued or pending in Canada , Japan, and other countries. The issued patents cover methods for facilitating autologous blood use in conjunction with administering oxygen-enriched gas and oxygen carriers that contain fluorochemicals, as well as those derived from human, animal, plant or recombinant hemoglobin, in order to reduce or eliminate the need for allogeneic (donor) blood transfusions during surgery.

     Alliance has filed and/or has licensed rights to both U.S. and foreign patents covering certain aspects of Astral's E.T.I. and dsRNA immunomodulatory technologies. These patents are expected to protect the compounds, compositions, and methods surrounding Astral's technologies. The Company plans to continue building the Intellectual Property around certain areas of interest to Astral.

     The Company has filed U.S. and foreign patent applications on its method of using oxygen-carrying PFCs to enhance respiratory gas exchange utilizing conventional gas ventilators. An issued U.S. patent licensed to the Company covers methods of administering liquids, including LiquiVent(R), to patients. Other U.S. patents covering additional methods of enhancing patients' respiratory gas exchange by administering liquids, including LiquiVent, have also issued. Additionally, the Company has issued patents and pending applications that cover apparatus for liquid ventilation using PFCs. The Company also has issued patents and pending patent applications regarding the use of PFCs to deliver drugs to the lungs and to wash debris from, and open, collapsed lungs. In addition, the Company has received a U.S. patent covering the use of fluorochemicals to treat localized and systemic inflammation.

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

     On June 13, 2003, Alliance and Photogen jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, "Amersham") in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham's OPTISON product, Amersham and its related entities infringe on seven patents acquired by Photogen through its purchase of the Imagent Business. Alliance and Photogen are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance's subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. Alliance and MBI believe that Amersham's counterclaims are completely without merit; however there can be no assurances that Alliance and MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

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

Product Liability Claims and Uninsured Risks

     The sale or use of any of the Company's products or processes that may be developed or sold by the Company may expose the Company to potential liability from claims by end-users of such products or by manufacturers or others selling such products, either directly or as a component of other products. While the Company has product liability insurance, there can be no assurance that the Company will continue to maintain such insurance or that it will provide adequate coverage. If the Company is held responsible for damages in a product liability suit, the Company's financial condition could be materially and adversely affected.

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

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, an independent review board at the institution at which the study will be conducted must evaluate each clinical study. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

Employees

     As of September 24, 2003, the Company had seven full-time employees, of whom four were engaged in research and development and associated support, and three in general administration. There can be no assurance that the Company will be able to continue attracting and retaining sufficient qualified personnel in order to meet its needs. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are satisfactory.

Risk Factors

     You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

We have a history of operating losses and limited product revenues and we may never become profitable.

     We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales. As of June 30, 2003, we had an accumulated deficit of $488.4 million. For the years ended June 30, 2003, 2002 and 2001 we incurred net losses of $20.3 million, $34.2 million, and $60.7 million, respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments and payments to fund research and development activities under joint development and license agreements.

We may not be able to obtain the additional financing we will need to complete development and to introduce products to the market.

     We will need additional financing for our business. Our future capital requirements will depend on many factors, including:

     (a)  the timing and extent of our late-stage clinical trials for Oxygent;

     (b) continued scientific progress in our research and development programs;

     (c) the time and cost involved in obtaining regulatory approvals for our products;

     (d)  patent costs;

     (e)  completing technological and market developments; and

     (f)  the cost of manufacturing scale-up.

Accordingly, we cannot estimate the amount of additional financing that we will require, but we know that it will be substantial.

Failure to license our products could seriously hinder our ability to further develop our products and market them successfully.

     If we do not negotiate acceptable collaborative arrangements for our principal products, we will lack the funds to develop them further. We do not have internal marketing and sales capabilities and we will need to rely on collaborative partners to market and sell any products that we may successfully develop. Even if we find collaborative partners, we may not be able to completely control the amount and timing of resources our collaborative partners will devote to these activities. If we cannot find collaborative relationships or other sources of financing, we may not be able to continue some of our development programs and would be forced to sell assets, including technology, to raise capital.

We do not have manufacturing or marketing capabilities for our products.

     We do not have manufacturing capabilities for any of our products. We intend to negotiate agreements with third parties to provide the products for our development activities, but there is no assurance that we will be able to enter into such agreements or on commercially reasonable terms. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with current good manufacturing practices guidelines as established by the FDA. We do not know whether the FDA will determine that the third-party facilities comply with good manufacturing practices. A delay in FDA approval of our manufacturing facilities would delay the marketing of our products.

Delays in the completion of our clinical trials could increase our costs.

     We cannot predict how long our preclinical and clinical trials will take or whether they will be successful. The rate of completion of the clinical trials for our products depends on many factors, including obtaining adequate clinical supplies and the rate of patient recruitment. Patient recruitment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, and the eligibility criteria for patients who may enroll in the trial. We may experience increased costs, program delays, or both, if there are delays in patient enrollment in the clinical trials.

If we cannot protect our patents and proprietary technology, we may be unable to manufacture and market our products successfully.

     We believe that our success will depend largely on our ability to obtain and maintain patent protection for our own inventions, to license the use of patents owned by third parties when necessary, to protect trade secrets and to conduct our business without infringing the proprietary rights of others. We obtained patents covering intermediate, and high-concentration PFC emulsions, as well as other patents. We filed, and when appropriate will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We do not know, however, whether we will develop any additional products and processes that will be patentable or that any additional patents will be issued to us. We do not know whether:

     (a)  any patent applications will result in the issuance of patents,

     (b) issued patents will provide significant proprietary protection or commercial advantage, or

     (c)  issued patents will not be circumvented by others.

     The patent positions of pharmaceutical medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. It is possible that a third party may successfully challenge any of our patents or any of the patents licensed to us. If that were to happen, we would lose the right to prevent others from using the technology. It is also possible that we may unintentionally infringe on patents of third parties. We may have to alter our products or manufacturing processes to take into account the patents of third parties and this may cause delays in product development. Further, we may not be able to alter our products or manufacturing processes to avoid conflicts with third-party patents. As a result, we may have to terminate the development or commercialization of a product or pay royalties to the holders of the patents.

     We may be forced to litigate to enforce any patents we own and/or to determine the scope and validity of others' proprietary rights. Patent litigation can be very expensive and the result is uncertain.

     We also attempt to protect our proprietary products and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. We enter into these agreements with our employees and certain other persons who have access to our products or processes.

     Other parties may independently develop products or processes similar to our proprietary products and processes. They may also obtain access to such products or processes. If others develop or obtain products or processes similar to ours, our competitive position would be damaged.

We depend on our Chief Executive Officer, Duane J. Roth, and other key personnel, to execute our strategic plan.

     Our success largely depends on the skills, experience and efforts of our key personnel, including Chief Executive Officer, Duane J. Roth. We have not entered into a written employment agreement with Mr. Roth. We do not maintain "key person" life insurance policies covering Mr. Roth. The loss of Mr. Roth, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We could incur significant delays in marketing our products if we are unable to obtain the necessary raw materials from our existing sources.

     We need sufficient supplies of raw materials to develop and market our products successfully. The raw materials in products that are approved by the FDA cannot be changed without equivalency testing of the new material by us and approval by the FDA. Some of the raw materials for our products are expected to be qualified from only one supplier. At times, one or more of these qualified materials may not be available or may be available only in limited quantities.

Unforeseen technological and scientific problems or third-party development may delay or prevent marketing of our products.

     We or our collaborative partners may encounter unforeseen technological or scientific problems, including adverse side effects. Unforeseen technological or scientific problems may force us to abandon or substantially change the plan of development of a specific product or process. A technological change or product development by others may make our products or processes obsolete or may allow another company to develop and manufacture much less expensive competitive products. These problems could adversely affect our future business prospects and operations.

The lack or inadequacy of third-party reimbursement for our products would make it more difficult to market any products we develop.

     Our ability to commercialize our products successfully depends in part on the extent to which the cost of the products and related treatment will be reimbursed by government authorities, private health insurers and other organizations, such as HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. The purchase of healthcare services and products could be significantly affected by:

     (a)  the trend toward managed healthcare in the United States,

     (b)  the growth of healthcare organizations such as HMOs, and

     (c) legislative proposals to reform healthcare and government insurance programs.

     These factors could result in lower prices and reduced demand for our products. Healthcare providers are instituting cost containment measures. Any cost containment measures as well as any healthcare reform could reduce or eliminate any profit to us on sales of our products. We also cannot assure you that full or partial reimbursement in the United States or foreign countries will be available for any of our products. If reimbursements are not available or sufficient, we may not be able to sell our products. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

Many of our existing or potential competitors have substantially greater resources and may be better equipped to develop, manufacture and market products similar to ours.

     We may be unable to compete successfully in developing and marketing our products. Many pharmaceutical companies, biotechnology companies, public and private universities, and research organizations are actively engaged in the research and development of products that compete with our products. Some of these companies, particularly the large worldwide pharmaceutical companies, have more resources than we and may develop and introduce products and processes competitive with or superior to ours. Other companies that we know are developing blood substitute products are Biopure Corporation, Northfield Laboratories Inc., and Hemosol, Inc. There are two primary approaches for oxygen delivery used in blood substitute products: perfluorochemical emulsions, the approach used in Oxygent, and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as a temporary oxygen carrier blood substitute. One of these companies, Hemosol, Inc., has filed for regulatory approval in the U.K. and Canada, and Northfield Laboratories Inc., another company working on hemoglobin solutions, has recently filed for approval in the U.S. based on data from a Phase 2 trauma study. A third company developing hemoglobin solutions, Biopure Corporation, has an approval for its product in South Africa and has recently completed a Phase 3 study in orthopedic surgery, which it plans to use as the basis for a filing for approval in the U.S. before the end of 2001. While we believe that Oxygent and the perfluorochemical approach may have several advantages compared to the hemoglobin-based oxygen carriers, including the potential availability of raw materials in commercial-scale quantities, as well as the relatively low cost and ease of production for Oxygent, there can be no assurance that hemoglobin-based oxygen carriers will not prove to be more successful. In addition, we are aware of two other early-stage companies developing perfluorochemical-based temporary oxygen carriers, neither of which has progressed to clinical trials.

     In addition, our products and technologies may become uncompetitive or obsolete upon the development of other technologies or products that have an entirely different approach or means of accomplishing the same purposes.

Our products and the processes we use could expose Alliance to substantial product liability.

     Claims by users of our products or of products manufactured by processes we developed, or by manufacturers or others selling our products, either directly or as a component of other products could expose us to substantial product liability. Our product liability insurance coverage may be inadequate to cover the amount of any liability.

Forward-Looking Statements

     This document may contain forward-looking statements regarding our plans, expectations, estimates and beliefs. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in this document include, but are not necessarily limited to, those relating to:

     (a)  our ability to raise additional capital when needed,

     (b) obtaining, or our ability to obtain, approval by the FDA and other regulatory authorities for certain products,

     (c) our ability or capacity to manufacture, market and distribute our products,

     (d)  uncertainty of market acceptance of our products,

     (e)  our ability to obtain patents for our products and technologies,

     (f) relationships with and abilities of important suppliers and business partners, and

     (g) the development of new products and enhanced versions of existing products.

     Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the risk factors section and elsewhere in this prospectus. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Executive Officers of the Registrant

     The following is the executive officer of the Company:

Duane J. Roth. Mr. Roth, who is 53, has been Chief Executive Officer since 1985, Chairman since October 1989, and Chief Financial Officer since February 2003. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals, and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products.

Item 2. Properties

Facilities

     The Company is located in San Diego, California.

Item 3. Legal Proceedings

     In September 2003, Mt. Sinai School of Medicine of New York University sued Alliance in a New York state court for alleged breach of two license and research agreements dating back to 1987 and 2001. The suit alleges that Alliance breached both the 1987 and 2001 agreements and demands $326,502.95 in damages plus interest. The suit also seeks a declaratory judgment that both the 1987 and 2001 agreements are void and of no effect. Alliance believes the suit lacks merit and plans a vigorous defense of its rights under both agreements; however there can be no assurances that Alliance will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

     On June 13, 2003, Alliance and Photogen jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, "Amersham") in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham's OPTISON product, Amersham and its related entities infringe on seven patents acquired by Photogen through its purchase of the Imagent Business. Alliance and Photogen are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance's subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. Alliance and MBI believe that Amersham's counterclaims are completely without merit; however there can be no assurances that Alliance and MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

     On July 2, 2003, Hub Properties Trust ("Hub") filed a lawsuit against Alliance, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and Vaccine Research Institute of San Diego ("Vaccine"). Hub alleges that the defendants are liable for slightly less than $3.5 million of damages Hub suffered, because Hub was unable to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. Alliance was the primary tenant, Immune Complex was Alliance's subtenant, and Vaccine was Immune Complex's sub-subtenant. Immune Complex tendered its defense to Alliance. Alliance did not accept the tender of defense. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against Alliance. Now that the pleading stage is near completion, the onset of discovery should begin shortly. Alliance will continue to vigorously defend against Hub's claims.

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

     In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleges that MBI breached a license agreement and seeks an accounting, damages, a declaratory judgment terminating the license agreement, and payment of fees and expenses. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the last quarter of Alliance's fiscal year ended June 30, 2003.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The common stock is traded in the over-the-counter market, and prices therefore are quoted on the Nasdaq Bulletin Board under the symbol ALLP.OB.

     The following table sets forth, for the periods indicated, the high and low sale prices of the common stock as reported on Nasdaq, without retail mark-up, markdown or commission.

                                                         High           Low
                                                         ----           ---
Fiscal 2003

     Quarter ended September 30, 2002                $    1.59      $   0.20

     Quarter ended December 31, 2002                 $    0.27      $   0.05

     Quarter ended March 31, 2003                    $    0.49      $   0.12

     Quarter ended June 30, 2003                     $    0.34      $   0.14


Fiscal 2002 (adjusted to reflect reverse split)

     Quarter ended September 30, 2001                $   11.05      $   3.85

     Quarter ended December 31, 2001                 $    6.40      $   2.66

     Quarter ended March 31, 2002                    $    3.40      $   2.17

     Quarter ended June 30, 2002                     $    2.81      $   1.00


     On September 24, 2003, the closing price of the Company's common stock was $0.63.

     The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

     On October 8, 2003, the approximate number of record holders of the Company's common stock was in excess of 1,350. The Company believes that, in addition, there are in excess of 20,000 beneficial owners of its common stock whose shares are held in street name and, consequently, the Company is unable to determine the actual number of beneficial holders thereof.

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three-year period ended June 30, 2003, and with respect to the balance sheets at June 30, 2002 and 2003, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended June 30, 1999 and 2000, and the balance sheet data at June 30, 1999, 2000, and 2001, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (in thousands except per share amounts).

                                                                    Years ended June 30,
                               2003              2002              2001              2000              1999
                               ----              ----              ----              ----              ----
Statement of
     Operations Data:
     Total revenues      $          53     $      10,333     $       1,857     $      16,000     $       8,251
     Net loss(1)         $     (20,324)    $     (34,227)    $     (60,676)    $     (46,467)    $     (62,473)
     Net loss per
     common share
         basic and       $      (1.04)     $      (2.37)     $      (6.22)     $      (5.14)     $      (9.45)
     diluted(1)

(1) During fiscal 2003, the Company disposed of its Imagent assets and recorded a gain on sale of $10.6 million.

                               2003              2002              2001              2000              1999
                               ----              ----              ----              ----              ----
Balance Sheet Data:
     Working capital     $     (20,902)    $     (14,372)    $        (862)    $      21,325     $      11,009
     (deficit)
     Total assets(1)     $       1,905     $      31,169     $      49,149     $      75,949     $      65,984
     Long-term debt      $           -     $      10,960     $      32,729     $      19,013     $      10,499
     Stockholders'       $     (19,780)    $      (6,383)    $      (3,354)    $      33,266     $      42,125
     equity (deficit)

(1) During fiscal 2003, the Company disposed of its Imagent assets and recorded a gain on sale of $10.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to the Company's fiscal years ended June 30.)

     Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred losses since inception and, as of June 30, 2003, has an accumulated deficit of $488.4 million. The Company expects to incur significant losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

     The Company's revenues have come primarily from collaborations with corporate partners, including research and development, milestone and royalty payments. The Company's expenses have consisted primarily of research and development costs and administrative costs. To date, the Company's revenues from the sale of products have not been significant. The Company believes its future operating results may be subject to quarterly fluctuations due to a variety of factors, including the timing of future collaborations and the achievement of milestones under collaborative agreements, whether and when new products are successfully developed and introduced by the Company or its competitors, and market acceptance of products under development.

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

Basis of Presentation

     The accompanying financial statements have been prepared assuming the Company is a going concern. The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2004. The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

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

Valuation of Purchased Technology

     The carrying value of purchased technology is reviewed periodically based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. If such cash flows are less than the carrying value of the purchased technology, an impairment loss based on a comparison to the estimated fair value will be charged to expense. During fiscal 2003, the Company determined that impairment existed on the purchased technology related to MBI and, accordingly, the carrying value of $1.8 million was charged to impairment of an asset.

Investment in Joint Venture

     The Company had a 50% interest in a joint venture with Baxter. In compliance with current accounting rules, we periodically reviewed the value of the joint venture based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. In June 2003, Alliance acquired the balance of ownership interest in the joint venture. Alliance will pay Baxter a royalty on the sales of Oxygent by the joint venture, following regulatory approval. Concurrent with this acquisition, Alliance offset the balance of the deferred revenue against its investment in PFC Therapeutics and the carrying value of the PFC technology and charged $1.6 million to impairment of an asset.

Liquidity and Capital Resources

     Through June 2003, the Company financed its activities primarily from public and private sales of equity, debt issuance and funding from collaborations with corporate partners.

     On June 18, 2003, Photogen Technologies, Inc. ("Photogen") acquired all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent (collectively, the "Imagent Business") and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of

Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to certain creditors including certain Alliance creditors. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn out based on Imagent revenue invoiced (subject to certain reductions).

     The amount of the earn out will equal, for each year of the earn out: 7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000 and
20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts Photogen must pay pursuant to a license agreement with Schering Aktiengesellschaft, net of payments they receive from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance. The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement) that entitle Photogen to retain portions of the earn out otherwise payable to Alliance:

     - Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

     - The amount of any payments not committed to at closing Photogen makes after the closing to Alliance's creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

     - Between $4,000,000 and $5,000,000, which is the principal and accrued interest under Photogen's bridge loans to Alliance, depending on the satisfaction of certain conditions.

     As part of Photogen's purchase of the Imagent Business, Photogen assumed certain debt obligations that Alliance entered into in July and August 2002, which included two separate loan and security agreements that totaled $3 million with an investment firm at an effective 100% annualized interest rate. Photogen assumed a total of $3.75 million plus unpaid accrued interest.

     The rights Alliance was entitled to under the Schering License Agreement were transferred to Photogen at the consummation of its acquisition of the Imagent Business. Photogen also assumed the Cardinal marketing and line of credit agreements totaling $2.5 million in connection with its acquisition of the Imagent Business.

     As of June 18, 2003, the Company had received $5.8 million through the issuance of 8% Convertible Secured Promissory Notes (the "Notes") to various institutional investors and Photogen. The Notes were to mature in two years from the date of issuance and were convertible into shares of Alliance's common stock at $0.35 per share. Alliance's obligations under the Notes were secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company's October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the "2004 Debentures") issued in 2000. As amended in February 2003, these consents and waivers applied to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Notes. The Company recorded a charge to finance expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003.

     In connection with the sale of the Imagent Business, the holders of the 8% Notes (excluding Photogen) and the holders of the 5% Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance's obligations and liabilities under such Notes and Debentures. To induce the debt holders to enter into this agreement, Alliance agreed to deliver set considerations and Photogen agreed to deliver its considerations as described in the Asset Purchase Agreement, in each case in the manner and the dates specified thereon.

     Upon delivery of the specified considerations, Alliance's obligations shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen hereafter.

     In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. The notes were convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $78.60 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account was $532,000 at June 30, 2003. The outstanding principal balance of $7 million and accrued interest are due and payable and classified as Short-Term Debt in the Consolidated Balance Sheet at June 30, 2003. Per the agreement, the investors will also receive shares of Photogen common stock.

     In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. In connection with the issuance of the Notes described above, Alliance obtained the consent and waiver of antidilution rights from the investors. During the fiscal year ended June 30, 2003, $4.1 million of these debentures were converted into 4,541,000 shares of Alliance common stock. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Per the Pay Out agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. The outstanding principal balance of $4.5 million and accrued interest are due and payable and classified as Short-Term Debt in the Consolidated Balance Sheet at June 30, 2003. Per the agreement, the investors will also receive shares of Photogen common stock.

     In February 2000, the Company sold $15 million of four-year 5% subordinated convertible debentures to certain investors. For the 2003, 2002 and 2001 fiscal years, $1 million, $7.9 million and $6.1 million of these debentures and accrued interest were converted into 625,000, 2,340,000 and 638,000 shares of Alliance common stock, respectively. As of June 30, 2003, all the debt and accrued interest had been converted into shares of Alliance's common stock.

     In August 2002, as a result of the Company's balance sheet as reported on the March 31, 2002 Form 10-Q, the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with the net tangible assets and stockholders' equity requirements for continued listing set forth in Marketplace Rule 4450 (a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company appealed the Nasdaq Staff Determination and requested a hearing before a Nasdaq Listing Qualifications Panel to present its plan to meet the minimum requirements for listing on Nasdaq. The hearing was held on September 26, 2002. On October 18, 2002, Alliance's common stock was delisted for failure to meet the continued listing requirements. The Company's common stock in now trading on Nasdaq's Over-the-Counter Bulletin Board under the symbol ALLP.OB.

     The Company had net working capital (deficit) of ($20.9 million) at June 30, 2003, compared to ($14.4 million) at June 30, 2002. The Company's cash, cash equivalents, and short-term investments decreased to $763,000 at June 30, 2003, from $1.4 million at June 30, 2002. The decrease resulted primarily from net cash used in operations of $12.5 million, partially offset by proceeds of $8.8 million from issued debt, $2.0 million from a revolving line of credit, net proceeds of $250,000 from the sale of preferred stock, net proceeds of $130,000 from the exercise of warrants, and $657,000 cash proceeds from the sale of the Imagent Business. The Company's operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

     The Company expects to incur substantial expenditures associated with product development. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its products. There can be no assurance that such relationships, if any, will successfully reduce the Company's funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. Because adequate funds were not available, the Company has delayed its Oxygent development efforts and it has delayed, scaled back, and eliminated one or more of its other product development programs, and it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

     The Company lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, and business development activities. As noted in the report of the Company's independent auditors, the report includes a paragraph that notes that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Under the Asset Purchase Agreement of the sale of the Imagent Business, the following debt was either assumed by Photogen or settled through Pay Out agreements: $5.5 million of secured debt, $2.5 million drawn on a line of credit, a $2.4 million capital lease, $2.5 million in accrued expenses, and $12.6 million in secured convertible debt (which is still included in liabilities as of June 30, 2003). Also, as part of the agreement, the Photogen portion of the 8% convertible debt of $4.8 million has been forgiven and will be repaid by a reduction of future Imagent royalty payments, if any.

     The Company is taking continuing actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its plans and may have to sell or license out significant portions of the Company's technology or potential products. The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     The Company's future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes collaborative relationships, and the ability of the Company to establish additional collaborative relationships.

Metracor Technologies, Inc.

     In July 1997, the Company entered into a development agreement with Metracor Technologies, Inc. ("Metracor") for the joint development a minimally invasive, point-of-care patient monitoring system. In June 2001, Alliance entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor in exchange for approximately $500,000 cash and the Metracor license. During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was "other than temporary." Accordingly, the Company recorded a loss on investment of $500,000.

Molecular Biosystems, Inc.

     On December 29, 2000, Alliance acquired Molecular Biosystems, Inc. ("MBI"), which became a wholly owned subsidiary of the Company, in exchange for 770,000 shares of Alliance common stock. MBI is the developer of Optison(R), the only intravenous ultrasound contrast agent for the heart being marketed in both the United States and Europe. During the fourth quarter of fiscal 2003, MBI determined that Chugai Pharmaceutical Co., Ltd. was no longer developing Optison for marketing in Japan, South Korea and Taiwan per their agreement. Accordingly, MBI recorded an impairment of purchased technology asset of $1.8 million.

Collaborative Relationships

     In December 2002, Alliance entered into an exclusive license agreement with Mixture Sciences, Inc. for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. Alliance has certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Alliance has recorded the funds from Mixture Sciences as a current liability.

     In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC

Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company's injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid Alliance a prepaid royalty of $10 million. In connection with this arrangement, Baxter purchased 500,000 shares of the Company's convertible Series F Preferred Stock for $20 million. In May 2001, because of a revised product development schedule, Baxter purchased an additional $4 million of preferred stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company's preferred stock, and from January to June 2002, Baxter made an additional investment of $3.5 million in Alliance preferred stock. In July 2002, Baxter purchased another $250,000 worth of the preferred stock. In June 2003, in connection with the sale of the Imagent Business, Photogen assumed Alliance's equipment lease for Imagent related items from Baxter. All remaining equipment was returned to Baxter. Concurrent with this transaction, Alliance acquired Baxter's ownership interest in PFC Therapeutics. Alliance will pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, following regulatory approval. Accordingly, Alliance wrote off the deferred revenue against its investment in PFC Therapeutics and the carrying value of the PFC technology and charged $1.6 million to impairment of an asset.

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the last Form 10-K, and those risk factors set forth in the most recent registration statement on Form S-3 (File No. 333-72844) and Form S-4 (File No. 333-49676).

Results of Operations

2003 Compared to 2002

     The Company's revenue was $53,000 for 2003, compared to $10.3 million for 2002. During fiscal 2002, the Company received $5.25 million in connection with the licensing of the PulmoSpheres technology and $5 million in connection with the licensing of the Optison technology.

     Research and development expenses decreased by 52% to $16.2 million for 2003, compared to $33.5 million for 2002. The decrease in expenses was primarily due to a $7.0 million decrease in staffing costs for employees engaged in research and development activities; a $2.6 million decrease in utilities expenses, a $1.5 million decrease in depreciation expense, and a $1.1 million decrease in rent expense, all due to the consolidation of facilities; a $2.4 million decrease in payments to outside researchers for clinical trials and other product development work; a $1.6 million decrease in supplies and chemicals; as well as other decreases related to the Company's downsizing, consolidation of facilities and scaling back on production because of lack of funds and in anticipation of the sale of the Imagent Business.

     General and administrative expenses were $7.5 million for 2003, compared to $9.7 million for 2002. The decrease in general and administrative expenses was primarily due to decreased professional fees related to marketing activities assumed by Photogen in connection with the sale of the Imagent Business.

     Also recorded as expense during fiscal 2003, was a loss on our investment in Metracor of $500,000; and impairment of assets, comprised of the carrying values of the MBI technology of $1.8 million, and the PFC technology, including PFC Therapeutics, of $1.6 million.

     Investment income was $51,000 for 2003, compared to $247,000 for 2002. The decrease was primarily a result of a decrease in realized gains from the sale of short-term investments.

     Other income in fiscal 2003 was $329,000, primarily from proceeds recorded from the settlement of a lawsuit.

     Also recorded as other income in fiscal 2003, was the gain of $10.6 million on disposition of assets primarily the result of the sale of the Imagent Business as described elsewhere in this annual report.

     Interest expense was $3.9 million for 2003, compared to $1.7 million for 2002. The increase was primarily a result of higher average debt balances.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company is or has been exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2003.

Item 8. Controls and Procedures

     Based on his evaluation as of the end of the year covered by this report, our Chief Executive Officer and Chief Financial Officer has concluded that Alliance's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective to insure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year that has materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9. Financial Statements and Supplementary Data

     See Table of Contents to Consolidated Financial Statements on page F-1 below for a list of the Financial Statements being filed herein.

Item 10. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 11. Directors and Executive Officers of the Registrant

     Information concerning the executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's December 16, 2003 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-K.

Item 12. Executive Compensation

     The sections labeled "Executive Compensation" and "Election of Directors" to appear in the Company's Proxy Statement are incorporated herein by reference.

Item 13. Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Ownership of Voting Securities by Certain Beneficial Owners and Management" to appear in the Company's Proxy Statement is incorporated herein by reference.

Item 14. Certain Relationships and Related Transactions

     The sections labeled "Election of Directors" and "Executive Compensation" to appear in the Company's Proxy Statement are incorporated herein by reference.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as Part of the Report.

     1. See Table of Contents to Consolidated Financial Statements on Page F-1 for a list of Financial Statements being filed herein.

     2. See Page F-2 for the Report of Ernst & Young LLP, Independent Auditors being filed herein.

     3. See Exhibits below for a list of all Exhibits being filed or incorporated by reference herein.

(b)  Reports on Form 8-K.

     1. The Company filed a Current Report on Form 8-K dated October 8, 2002 stating that the Company issued an 8% Convertible Secured Promissory Note (the "Note") in the principal amount of $551,625 to an institutional investor. The Note matures in two years from the date of issuance and is convertible into shares of the Company's common stock at $0.35 per share. The Company's obligations under the Note are secured by certain of its assets, including all of its assets relating to and its rights and interests in Imagent and Oxygent.

     2. The Company filed a Current Report on Form 8-K dated November 25, 2002 stating that the Company and Photogen Technologies, Inc. ("Photogen") announced execution of a term sheet for Photogen to acquire all of the of the Company's assets related to medical imaging, including all manufacturing and marketing rights to Imagent, the Company's ultrasound contrast agent that was approved by the FDA for marketing in the United States in June 2002.

     3. The Company filed a Current Report on Form 8-K dated January 30, 2003 stating that the Company announced that it has signed a letter of intent with Baxter Healthcare Corporation under which the Company would acquire an option to purchase Baxter's ownership interest in PFC Therapeutics, LLC, the joint venture established by the Company and Baxter in May 2000 to commercialize Oxygent, an intravascular oxygen carrier, in North America and Europe.

     In addition, Theodore D. Roth has resigned his position as the Company's President and Chief Operating Officer, but will remain a member of the Board of Directors. Helen M. Ranney, M.D. has retired from the Board of Directors.

     4. The Company filed a Current Report on Form 8-K dated June 16, 2003 stating that the Company signed an Asset Purchase Agreement with Photogen Technologies, Inc. ("Photogen") that contemplates, among other things, the sale of the Company's assets relating to its imaging and diagnostic imaging business. The assets include the Company's Imagent product line. Photogen will be hiring certain Alliance personnel who had been associated with the Imagent business.

     The purchase price for the assets, to be paid at the closing, consists of up to approximately $1.5 million in cash, the assumption of certain specified liabilities, and delivery of up to approximately 3,115,156 shares of Photogen common stock. After the closing, Photogen would be required to make additional payments, including an earn out based on varying percentages of revenues Photogen receives from the sale of Imagent through the year 2010. A portion of the earn out would be paid by the cancellation of the Company's 8% Convertible Secured Promissory Notes, previously issued to Photogen.

     5. The Company filed a Current Report on Form 8-K dated June 20, 2003 stating that the Company sold all of its assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, the Company's ultrasound contrast agent that was approved by the FDA for marketing in the United States in June 2002, to Photogen Technologies, Inc. ("Photogen").

     At the closing, at the Company's direction, Photogen paid approximately $1,100,000 in cash and delivered 2,198,137 shares of its Common Stock to creditors, employees and vendors of the Company, valued at approximately $3,500,000. Photogen is obligated to pay additional amounts to the Company's secured and unsecured creditors after the closing. At various times between 90 and 365 days after the closing and subject to reaching satisfactory agreements with certain secured and unsecured creditors, Photogen must pay an aggregate amount of up to approximately $3,000,000 to them and deliver up to an aggregate of approximately 1,985,522 shares of its Common Stock. The amount of consideration was determined through arms-length negotiations.

     In addition, after the closing and through 2010, Photogen must pay the Company further consideration in the form of an earn out based on Imagent revenue invoiced (subject to certain reductions).

     The Company also announced its acquisition of Baxter Healthcare Corporation's ("Baxter") ownership interest in PFC Therapeutics, LLC, the joint venture established by the Company and Baxter in May 2000 to commercialize Oxygent, an intravascular oxygen carrier, in North America and Europe. The Company will pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, following regulatory approval.

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

          (q) Intellectual Property Security Agreement dated May 17, 1999, between the Company and Imperial Bank (incorporated by reference to Exhibit 10(x) of the 1999 10-K). (2)

          (r) First Amendment to Credit Agreement dated June 17, 1999, among the Company, MDV Technologies, Inc. and Imperial Bank (incorporated by reference to
Exhibit 10(y) of the 1999 10-K). (2)

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

          (mm) Form of Securities Purchase Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.2 of the August 2000 8-K).

          (nn) Form of Registration Rights Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.3 of the August 2000 8-K).

          (oo) License Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(pp) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K")). (2)

          (pp) Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000 between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(qq) of the 2000 10-K). (2)

          (qq) Alliance Manufacturing and Supplier Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(rr) of the 2000 10-K). (2)

          (rr) Baxter Manufacturing and Supplier Agreement dated May 19, 2000, between Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ss) of the 2000 10-K). (2)

          (ss) Operating Agreement dated May 17, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(tt) of the 2000 10-K). (2)

          (tt) Preferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(uu) of the 2000 10-K).

          (uu) Deferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(vv) of the 2000 10-K).

          (vv) Security Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ww) of the 2000 10-K). (2)

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

          (aaa) Consulting Agreement between Alliance Pharmaceutical GmbH and Jean Riess (incorporated by reference to Exhibit 10(b) of the December 2000 10-Q). (1)

          (bbb) Severance Agreement and Release between Artemios B. Vassos and the Company dated January 31, 2001 (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (the "March 2001 10-Q")).(1)

          (ccc) Consulting Agreement between Artemios B. Vassos and the Company dated November 4, 2000 (incorporated by reference to Exhibit 10(b) of the March 2001 10-Q). (1)

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

          (hhh) Consulting Agreement dated July 31, 2001 between the Company and Harold W. DeLong. (1) (incorporated by reference to Exhibit 10(hhh) of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K"))

          (iii) Agreement and Plan of Merger dated as of October 11, 2000 by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company registration statement on Form S-4, filed on November 9, 2000).

          (jjj) Letter Agreement dated as of May 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K)

          (kkk) Term Sheet dated August 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K)

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

          (vvv) Form of Purchase Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.1 of the October 4, 2001 8-K (the "October 2001 8-K"));

          (www) Form of Promissory Note dated October 4, 2002 (incorporated by reference to Exhibit 99.2 of the October 2001 8-K);

          (xxx) Form of Imagent Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K);

          (yyy) Form of Imagent and Oxygent Trademark Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K);

          (zzz) Form of General Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.5 of the October 2001 8-K);

          (aaaa) Form of Warrant dated October 4, 2002 (incorporated by reference to Exhibit 99.6 of the October 2001 8-K);

          (bbbb) Form of Imagent Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.7 of the October 2001 8-K);

          (cccc) Form of General Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.8 of the October 2001 8-K);

          (dddd) Imagent and Oxygent Patent and Trademark Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.9 of the October 2001 8-K);

          (eeee) Form of Asset Purchase Agreement dated June 10, 2003 (incorporated by reference to Exhibit 2.1 of the June 20, 2003 8-K); and

          (ffff) License Agreement dated as of December 3, 2002 between the Company and Mixture Sciences, Inc. (2) (incorporated by reference to Exhibit 10 of the February 14, 2003 10-Q).

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

                                        ALLIANCE PHARMACEUTICAL CORP.

                                        (Registrant)

Date:    __________, 2003               By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/                     Chairman,
-----------------------------------     Chief Executive Officer, Treasurer
Duane J. Roth                           and Chief Financial Officer

                /s/                     Director
-----------------------------------
Theodore D. Roth

                /s/                     Director
-----------------------------------
Pedro Cuatrecasas, M.D.

                /s/                     Director
-----------------------------------
Carroll O. Johnson

                /s/                     Director
-----------------------------------
Stephen M. McGrath

                /s/                     Director
-----------------------------------
Donald E. O'Neill

                /s/                     Director
-----------------------------------
Jean Riess, Ph.D.

                          ALLIANCE PHARMACEUTICAL CORP.

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Page No.
                                                                              --------
Report of Ernst & Young LLP, Independent Auditors                                F-2

Consolidated Balance Sheets at June 30, 2003 and 2002                            F-3

Consolidated Statements of Operations for the Years
     Ended June 30, 2003, 2002 and 2001                                          F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
     Ended June 30, 2003, 2002 and 2001                                          F-5

Consolidated Statements of Cash Flows for the Years
     Ended June 30, 2003, 2002 and 2001                                          F-6

Notes to Consolidated Financial Statements                                   F-7 to F-17

No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.


We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, Alliance Pharmaceutical Corp. has reported accumulated losses of $488 million and without additional financing, lacks sufficient working capital to fund its operations for the entire fiscal year ending June 30, 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /S/ ERNST & YOUNG LLP
                                                           ---------------------


San Diego, California
October 7, 2003

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                      June 30,
                                                                                            2003                    2002
                                                                                    --------------------    ---------------------
Assets
Current assets:
     Cash and cash equivalents                                                      $           763,000     $          1,416,000
     Other current assets                                                                        20,000                  804,000
                                                                                    --------------------    ---------------------
             Total current assets                                                               783,000                2,220,000

Property, plant and equipment - net                                                                  --               11,198,000
Purchased technology - net                                                                           --               10,540,000
Investment in joint venture                                                                          --                5,000,000
Restricted cash                                                                                 532,000                  940,000
Other assets - net                                                                              590,000                1,271,000
                                                                                    --------------------    ---------------------
                                                                                    $         1,905,000     $         31,169,000
                                                                                    ====================    =====================

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                               $         6,406,000     $          4,254,000
     Accrued expenses                                                                         2,696,000                1,858,000
     Short-term debt                                                                         12,583,000               10,480,000
                                                                                    --------------------    ---------------------
             Total current liabilities                                                       21,685,000               16,592,000

Deferred revenue                                                                                     --               10,000,000
Long-term debt                                                                                       --               10,960,000

Commitments and contingencies

Stockholders' deficit:
     Preferred stock - $.01 par value; 5,000,000 shares authorized; Series F preferred stock - 793,750 and 787,500 shares issued and outstanding at
        June 30, 2003 and 2002, respectively; liquidation preference of
        $31,750,000 and $31,500,000 at June 30, 2003 and 2002, respectively                       8,000                    8,000
     Common stock - $.01 par value; 125,000,000 shares authorized;
         27,973,961 and 17,368,849 shares issued and outstanding at
        June 30, 2003 and 2002, respectively                                                    280,000                  174,000
     Additional paid-in capital                                                             468,350,000              461,529,000
     Accumulated deficit                                                                   (488,418,000)            (468,094,000)
                                                                                    --------------------    ---------------------
             Total stockholders' deficit                                                    (19,780,000)              (6,383,000)
                                                                                    --------------------    ---------------------
                                                                                    $         1,905,000      $        31,169,000
                                                                                    ====================    =====================

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   Years ended June 30,
                                                                      2003                 2002                2001
                                                                ------------------   ------------------  ------------------
Revenues:
      License, research and royalty revenues                    $          53,000    $      10,333,000   $       1,857,000

Operating expenses:
      Research and development                                         16,186,000           33,462,000          55,288,000
      General and administrative                                        7,455,000            9,674,000           8,745,000
      Impairment of assets                                              3,353,000                   --                  --
                                                                ------------------   ------------------  ------------------
                                                                       26,994,000           43,136,000          64,033,000
                                                                ------------------   ------------------  ------------------
Loss from operations                                                  (26,941,000)         (32,803,000)        (62,176,000)

Investment income                                                          51,000              247,000           5,616,000
Other income                                                              329,000                   --                  --
Loss on investment                                                       (500,000)                  --                  --
Interest expense                                                       (3,880,000)          (1,671,000)         (3,321,000)
Gain (loss) on disposition of assets                                   10,617,000                   --            (795,000)
                                                                ------------------   ------------------  ------------------
Net loss                                                        $     (20,324,000)   $     (34,227,000)  $     (60,676,000)
                                                                ==================   ==================  ==================

Net loss per common share:
  Basic and diluted                                             $           (1.04)   $           (2.37)  $           (6.22)
                                                                ==================   ==================  ==================
Weighted average shares outstanding:
  Basic and diluted                                                    19,510,000           14,425,000           9,749,000
                                                                ==================   ==================  ==================

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                Convertible
                                                               preferred stock         Common stock            Additional
                                                            --------------------- -------------------------      paid-in
                                                              Shares     Amount      Shares       Amount         capital
                                                            ---------- ---------- ------------ ------------ ----------------
Balances at June 30, 2000                                     500,000    $ 5,000    9,447,000    $  94,000    $ 402,848,000
     Exercise of stock options and warrants                                           175,000        2,000        4,459,000
     Issuance of warrants and stock options                                                                       1,538,000
     Issuance of stock for MBI acquisition                                            154,000        1,000       10,525,000
     Sale of convertible Series F Preferred Stock             100,000      1,000                                  3,807,000
     Conversion of convertible notes                                                  128,000        1,000        6,161,000
     Imputed interest expense on convertible notes                                                                1,082,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                   5,000        1,000          207,000
     Net unrealized loss on available-for-sale securities
     Net loss
                                                            ---------- ---------- ------------ ------------ ----------------
Balances at June 30, 2001                                     600,000      6,000    9,909,000       99,000      430,627,000
     Issuance of common stock for cash                                              4,467,000       45,000       13,613,000
     Sale of convertible Series F Preferred Stock             188,000      2,000                                  7,203,000
     Conversion of convertible notes and accrued interest                           2,932,000       29,000        9,879,000
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan                                  61,000        1,000          207,000
     Net unrealized gain on available-for-sale securities
     Net loss
                                                            ---------- ---------- ------------ ------------ ----------------
Balances at June 30, 2002                                     788,000      8,000   17,369,000      174,000      461,529,000
     Exercise of warrants                                                             371,000        4,000          126,000
     Sale of convertible Series F Preferred Stock               6,000                                               250,000
     Conversion of convertible notes and accrued interest                           5,679,000       57,000        4,996,000
     Issuance of stock in exchange for release
         of debt obligation                                                         4,555,000       45,000        1,321,000
     Issuance of warrants to secured creditors                                                                      128,000
     Net loss
                                                            ---------- ---------- ------------ ------------ ----------------
Balances at June 30, 2003                                     794,000    $ 8,000   27,974,000    $ 280,000    $ 468,350,000
                                                            ========== ========== ============ ============ ================


                                                              Accumulated                            Total
                                                             comprehensive    Accumulated        comprehensive
                                                             income (loss)      deficit               loss
                                                            --------------- ----------------   -----------------
Balances at June 30, 2000                                      $ 3,510,000   $ (373,191,000)   $    (42,957,000)
     Exercise of stock options and warrants
     Issuance of warrants and stock options
     Issuance of stock for MBI acquisition
     Sale of convertible Series F Preferred Stock
     Conversion of convertible notes
     Imputed interest expense on convertible notes
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan
     Net unrealized loss on available-for-sale securities       (3,729,000)                          (3,729,000)
     Net loss                                                                   (60,676,000)        (60,676,000)
                                                            --------------- ----------------   -----------------
Balances at June 30, 2001                                         (219,000)    (433,867,000)        (64,405,000)
     Issuance of common stock for cash
     Sale of convertible Series F Preferred Stock
     Conversion of convertible notes and accrued interest
     Issuance of stock in satisfaction of employer
         matching contribution to 401(k) savings plan
     Net unrealized gain on available-for-sale securities          219,000                              219,000
     Net loss                                                                   (34,227,000)        (34,227,000)
                                                            --------------- ----------------   -----------------
Balances at June 30, 2002                                               --     (468,094,000)        (34,008,000)
     Exercise of warrants
     Sale of convertible Series F Preferred Stock
     Conversion of convertible notes and accrued interest
     Issuance of stock in exchange for release
         of debt obligation
     Issuance of warrants to secured creditors
     Net loss                                                                   (20,324,000)        (20,324,000)
                                                            --------------- ----------------   -----------------
Balances at June 30, 2003                                      $        --   $ (488,418,000)   $    (20,324,000)
                                                            =============== ================   =================

     See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           Years ended June 30,
                                                                                  2003              2002             2001
                                                                            ----------------  ---------------  ---------------
Operating activities:
      Net loss                                                               $  (20,324,000)   $ (34,227,000)   $ (60,676,000)
      Adjustments to reconcile net loss to net cash
          used in operations:
              Depreciation and amortization                                       5,359,000        7,313,000        6,955,000
              Imputed interest expense on convertible notes                              --               --        1,082,000
              Expense associated with warrant issuance                              128,000          168,000          402,000
              (Gain) loss on sale of equity securities                                   --          251,000       (3,917,000)
              (Gain) loss on sale of assets                                     (10,617,000)              --          795,000
              Loss on investment                                                    500,000               --               --
              Loss on impairment of assets                                        3,353,000               --               --
              Non-cash compensation - net                                                --          207,000          257,000
              Changes in operating assets and liabilities:
                  Research revenue receivable                                            --               --          146,000
                  Restricted cash and other assets                                1,373,000        5,882,000        2,579,000
                  Accounts payable and accrued expenses and other                 7,679,000       (1,035,000)      (5,177,000)
                                                                            ----------------  ---------------  ---------------
Net cash used in operating activities                                           (12,549,000)     (21,441,000)     (57,554,000)
                                                                            ----------------  ---------------  ---------------

Investing activities:
      Sales and maturities of short-term investments                                     --           49,000        4,939,000
      Property, plant and equipment                                                      --          (65,000)      (2,747,000)
      Proceeds from sale of assets                                                  657,000               --        3,050,000
      Cash acquired from MBI acquisition                                                 --               --        7,951,000
                                                                            ----------------  ---------------  ---------------
Net cash provided by (used in) investing activities                                 657,000          (16,000)      13,193,000
                                                                            ----------------  ---------------  ---------------

Financing activities:
      Issuance of common stock and warrants                                         130,000       13,666,000        3,879,000
      Issuance of convertible preferred stock - net                                 250,000        7,205,000        3,808,000
      Proceeds from debt obligations                                              8,827,000               --       19,000,000
      Proceeds from revolving line of credit                                      2,032,000          428,000               --
      Principal payments on long-term debt                                               --       (4,611,000)      (4,862,000)
                                                                            ----------------  ---------------  ---------------
Net cash provided by financing activities                                        11,239,000       16,688,000       21,825,000
                                                                            ----------------  ---------------  ---------------

Decrease in cash and cash equivalents                                              (653,000)      (4,769,000)     (22,536,000)
Cash and cash equivalents at beginning of year                                    1,416,000        6,185,000       28,721,000
                                                                            ----------------  ---------------  ---------------
Cash and cash equivalents at end of year                                     $      763,000    $   1,416,000    $   6,185,000
                                                                            ================  ===============  ===============

Supplemental disclosure of cash flow information:
Interest paid                                                                $      445,000    $   1,417,000    $   1,386,000

Supplemental disclosure of non-cash investing and financing activities:
Receivable from sale of assets                                               $           --    $          --    $     961,000
Issuance of option to purchase convertible notes in exchange for
      restricted cash                                                        $           --    $          --    $   1,500,000
Issuance of common stock for acquisition of MBI                              $           --    $          --    $  10,526,000
Issuance of common stock upon conversion of notes                            $    5,052,000    $   9,908,000    $   6,100,000
Issuance of common stock in exchange for release of debt obligation          $    1,366,000    $          --    $          --

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

Liquidity and Basis of Presentation

     The accompanying financial statements are prepared assuming the Company is a going concern. The Company believes it lacks sufficient working capital to fund its operations for the entire fiscal year ending June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company's research, development, manufacturing and business development activities. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. In addition, the Company is taking continuing actions to reduce its ongoing expenses and has significantly curtailed its operating plans. The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Purchased Technology

     The majority of the purchased technology was acquired as a result of the merger of Fluoromed Pharmaceutical, Inc. in 1989. The technology acquired is the Company's core perfluorochemical ("PFC") technology and was valued based on an analysis of the future cash flows anticipated from this technology at that time. The Company identified alternative future uses for the PFC technology, including the Oxygent(TM) (perflubron emulsion, an intravascular oxygen carrier, or temporary blood substitute) product. The PFC technology is the basis for the Company's main drug development programs and was being amortized over a 20-year life. The PFC technology had a net book value of $7.7 million and was reported net of accumulated amortization of $15.5 million at 2002.

     In May 2000, a portion of the PFC technology was licensed to the joint venture, PFC Therapeutics, LLC ("PFC Therapeutics"), with Baxter Healthcare Corporation ("Baxter") to commercialize Oxygent in North America and Europe. In connection with the joint venture, the Company invested $5 million in the joint venture and received an advanced royalty payment of $10 million from the joint venture, which was non refundable and was recorded as deferred revenue. Net of deferred revenue, the carrying value of the PFC technology and investment was $1.6 million. In June 2003, Alliance acquired Baxter's ownership interest in PFC Therapeutics. Alliance will pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, following regulatory approval. Concurrent with this transaction, the carrying value of $1.6 million of the PFC technology and investment was charged to expense in June 2003.

     The carrying value of purchased technology is reviewed for impairment periodically based on the projected cash flows to be received from license fees, milestone payments, royalties and other product revenues. If such cash flows are less than the carrying value of the purchased technology, the difference will be charged to expense. Accordingly, $1.8 million, the carrying value of the purchased technology capitalized as a result of the acquisition of MBI in December 2000, was charged to expense during the last quarter of fiscal 2003.

Revenue Recognition

     Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

Research and Development Revenues Under Collaborative Agreements

     Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones is recognized upon completion of the milestone's performance requirement. Revenue from product sales is recognized upon the transfer of title, which is generally when products are shipped.

Licensing and Royalty Revenues

     Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

Research and Development Expenses

     Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In fiscal 2003, 2002 and 2001, the Company incurred research and development expenses of $16.2 million, $33.5 million, and $55.3 million, respectively.

Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, an amendment to SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2003, 2002 or 2001. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss applicable to common shares and net loss per share would have been increased to the pro forma amounts indicated below for the years ended June 30:

                                     2003                 2002                   2001
                              -------------------   ------------------    -------------------
Net loss
   As reported                $     (20,324,000)    $     (34,227,000)    $     (60,676,000)
   Pro forma                       (23,017,000)           (39,571,000)          (69,055,000)

Net loss per share
   As reported                 $        (1.04)       $        (2.37)       $        (6.22)
   Pro forma                            (1.18)                (2.74)                (7.08)

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 2003, 2002 and 2001 pro forma adjustments are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate range of and 3.25% to 6.5%; 3.375% to 6.5%; 4.625% to 6.5%; dividend yield of 0% for all years; volatility factor of 135%, 103%, and 105%; and a weighted-average expected term of 7 years, 7 years and 6 years. The estimated weighted average fair value at grant date for the options granted during 2003, 2002 and 2001 was $0.26, $2.57, and $29.30 per option, respectively.

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

Comprehensive Income (Loss)

     Financial Accounting Standards Board's Statement No. 130, "Comprehensive Income" ("SFAS No. 130") requires unrealized gains and losses on the Company's available-for-sale securities to be included in accumulated comprehensive income
(loss). During the fiscal years ended June 30, 2003 and 2002, the total comprehensive loss, which included the unrealized gain or loss on available-for-sale securities, was $20.3 million and $34 million, respectively. The Company has reported the total comprehensive loss in the Consolidated Statements of Stockholders' Deficit.

New Accounting Requirements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF

94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements.

2. FINANCIAL STATEMENT DETAILS

Other Current Assets

     Other current assets consist of the following:

                                                                          June 30,
                                                                    2003             2002
                                                               -------------    -------------
     Prepaid insurance                                         $         --     $    340,000
     Short-term receivables                                          20,000          457,000
     Other                                                               --            7,000
                                                               -------------    -------------
                                                               $     20,000     $    804,000
                                                               =============    =============

Property, Plant and Equipment - Net

     Property, plant and equipment consist of the following:

                                                                          June 30,
                                                                    2003             2002
                                                               -------------    -------------
     Furniture, fixtures, and equipment                        $     81,000     $ 15,258,000
     Leasehold improvements                                       2,628,000       22,020,000
                                                               -------------    -------------
                                                                  2,709,000       37,278,000
     Less accumulated depreciation and amortization              (2,709,000)     (26,080,000)
                                                               -------------    -------------
                                                               $         --     $ 11,198,000
                                                               =============    =============

Accrued Expenses

     Accrued expenses consist of the following:

                                                                          June 30,
                                                                    2003            2002
                                                               ------------    -------------
     Payroll and related expenses                              $  1,249,000    $  1,183,000
     Accrued interest on convertible debt                           822,000              --
     Rent and related operating expenses                            355,000         125,000
     Other                                                          270,000         550,000
                                                               ------------    -------------
                                                               $  2,696,000    $  1,858,000
                                                               ============    =============

3. INVESTMENTS

     The Company classifies its investment securities as available-for-sale and records holding gains or losses in accumulated comprehensive income (loss).

     The realized loss on sales of available-for-sale securities totaled $0 and $251,000, in 2003 and 2002, respectively. The unrealized gain (loss) is recorded as a component of comprehensive income (loss). The unrealized gain or loss had no cash effect and therefore is not reflected in the Consolidated Statements of Cash Flows.

     In July 1997, the Company entered into a development agreement with Metracor Technologies, Inc. ("Metracor") for the joint development of a patient monitoring system. In June 2001, Alliance entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor in exchange for approximately $500,000 cash and the Metracor license. During the second quarter of fiscal 2003, the Company determined that the decline in the valuation of its investment in Metracor was "other than temporary." Accordingly, the Company recorded a loss on investment of $500,000 during the quarter.

4. SALE OF Imagent(R) BUSINESS

     On June 18, 2003, Photogen Technologies, Inc. ("Photogen") acquired certain assets and assumed certain liabilities from Alliance Pharmaceutical Corp. ("Alliance") for approximately $1.1 million in cash and $3.5 million of Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to the creditors. The amount of consideration was determined through arms-length negotiation. Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003 related to this disposition of asset. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn out based on Imagent revenue invoiced (subject to certain reductions). The assets acquired by Photogen include all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration ("FDA") for marketing in the United States in June 2002.

     The amount of the earn out will equal, for each year of the earn out: 7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000 and
20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts Photogen must pay pursuant to a license agreement with Schering Aktiengesellschaft ("Schering"), net of payments they receive from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance. The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement) that entitle Photogen to retain portions of the earn out otherwise payable to
Alliance:

     - Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

     - The amount of any payments not committed to at closing Photogen makes after the closing to Alliance's creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

     - Between $4,000,000 and $5,000,000, which is the principal and accrued interest under Photogen's bridge loans to Alliance, depending on the satisfaction of certain conditions.

5. DEBT OBLIGATIONS

     As of June 18, 2003, the Company had received $5.8 million through the issuance of 8% Convertible Secured Promissory Notes (the "Notes") to various institutional investors ($1.1 million) and Photogen ($4.7 million). The Notes were to mature in two years from the date of issuance and were convertible into shares of Alliance's common stock at $0.35 per share. Alliance's obligations under the Notes were secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company's October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the "2004 Debentures") issued in 2000. As amended in February 2003, these consents and waivers applied to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Notes. The Company recorded a charge to interest expense for the warrants, based upon a Black-Scholes valuation, of $80,000 in the second quarter of fiscal year 2003.

     In connection with the sale of the all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent (collectively, the "Imagent Business"), the holders of the 8% Notes (excluding Photogen) and the holders of the 5% Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance's obligations and liabilities under such Notes and Debentures. To induce the debt holders to enter into this agreement, Alliance agreed to deliver set considerations and Photogen agreed to deliver its consideration as described in the Asset Purchase Agreement, in each case in the manner and the dates specified thereon. The outstanding balance remaining is $1.1 million at June 30, 2003 and is classified in the Current Liabilities section of the Consolidated Balance Sheet at June 30, 2003. The debt of $4.8 million, including accrued interest, due to Photogen has been forgiven by Photogen and will be repaid through a reduction of future Imagent royalty payments, if any.

     Upon delivery of the specified considerations, Alliance's obligations shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen hereafter.

     In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm at an effective 100% annualized interest rate. The loans were due at the earlier of 90 days after the date of the loans or the date on which the Company completed and received proceeds from a financing with aggregate proceeds of at least $5 million. Amounts borrowed were secured by Imagent intangible assets. In October and November 2002, the Company did not pay the principal and accrued interest on the due dates, which constitutes an event of default under the loan terms. In connection with the transaction, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. The Company recorded deferred interest expense on the warrants, based upon a Black-Scholes valuation, of $48,000. As part of the sale of the Imagent Business, Photogen assumed Alliance's obligation under these two loan and security agreements.

     In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. The notes were convertible at any time after November 15, 2001, at each investor's option into shares of Alliance common stock at $78.60 per share (as adjusted by the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account was $532,000 at June 30, 2003. The outstanding principal balance of $7 million and accrued interest of $65,000 are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at June 30, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible debenture holders are able to have recourse against the Company. Per the agreement, the investors will also receive shares of Photogen common stock.

     In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. In connection with the issuance of the 8% Notes described above, Alliance obtained the consent and waiver of antidilution rights from the investors. During the fiscal year ended June 30, 2003, $4.1 million of these debentures were converted into 4,541,000 shares of Alliance common stock. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Per the Pay Out agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. As of June 30, 2003, the outstanding principal balance is $4.5 million and accrued interest is $621,000. The outstanding principal balance and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at June 30, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible debenture holders are able to have recourse against the Company. Per the agreement, the investors will also receive shares of Photogen common stock.

     In February 2000, the Company sold $15 million of four-year 5% subordinated convertible debentures to certain investors. For the 2003, 2002 and 2001 fiscal years, $1 million, $7.9 million and $6.1 million of these debentures and accrued interest were converted into 625,000, 2,340,000, and 638,000 shares of Alliance common stock, respectively. As of June 30, 2003, there was no remaining balance outstanding on these debentures.

     In March 2002, the Company entered into a five-year exclusive agreement with Cardinal Health, Inc. ("Cardinal") to assist in the marketing, packaging, distribution, and sales services of Imagent. Under the agreement, Cardinal extended to Alliance a revolving line of credit. The balance outstanding on this line of credit was $2.5 million and $428,000 at June 30, 2003 and 2002, respectively. Photogen assumed the Cardinal agreement including the line of credit, which had an outstanding balance of $2.5 million from Alliance upon the consumption of the sale of the Imagent Business.

     In May 2001, the Company sold manufacturing equipment to Baxter for proceeds of $3 million. In conjunction with the sale of the equipment to Baxter, the Company leased the equipment back from Baxter. The term of the lease was for six years and the Company was to begin making monthly payments of $40,000 plus interest, at prime plus 1% (5.75% at June 30, 2002), following the first year of the lease term. In addition, following the expiration of the lease term, Alliance would be able to purchase the equipment for $750,000. The lease obligation to Baxter of $3 million had been included in long-term debt of the Company as of June 30, 2002. In connection with the sale of the Imagent Business, Photogen entered into an operating lease agreement with Baxter that released Alliance of its commitment.

6. STOCKHOLDERS' DEFICIT

Stock Option Plans

     The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), a 1991 Stock Option Plan, a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the "1991 Plan", the "2000 Plan" and the "2001 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, 8,300,000, 2,100,000 and 2,000,000 shares under the 1983
Plan, 1983 Program, 1991 Plan, 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan, the 1983 Program and the 1991 Plan have expired and no additional options may be granted under such plans.

The following table summarizes stock option activity for the three years ended June 30, 2003:

                                                                                       Weighted
                                                               Shares               Average Price
                                                          ------------------     ---------------------
Balance at June 30, 2000                                        1,338,771               $ 37.36
   Granted                                                        686,540               $ 36.18
   Exercised                                                      (77,179)              $ 25.62
   Terminated/Expired                                            (245,245)              $ 39.40
                                                          ------------------
Balance at June 30, 2001                                        1,702,887               $ 37.12
   Granted                                                        954,500               $  3.15
   Terminated/Expired                                            (455,431)              $ 35.54
                                                          ------------------
Balance at June 30, 2002                                        2,201,956               $ 22.72
   Granted                                                        337,000               $  0.28
   Terminated/Expired                                          (1,384,299)              $ 16.03
                                                          ------------------
Balance at June 30, 2003                                        1,154,657               $ 24.25
                                                          ==================

Available for future grant under the 2000 Plan                    330,500
Available for future grant under the 2001 Plan                    767,370
                                                          ------------------
                                                                1,097,870
                                                          ==================

     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2003:

                                                                Weighted
                                              Weighted          Average                             Weighted
                                              Average          Remaining                            Average
   Range of Exercise         Number           Exercise         Contractual         Number           Exercise
        Prices             Outstanding         Price              Life          Exercisable          Price
------------------------ ---------------- ----------------- ----------------- ----------------- -----------------
     $0.11 - $3.09              81,750         $ 0.21          5.85 years             61,625         $ 0.19
         $3.10                 330,450         $ 3.10          8.35 years            266,925         $ 3.10
    $3.11 - $13.75             185,455         $13.37          7.23 years            178,995         $13.35
    $13.76 - $25.00            122,658         $24.21          5.41 years            119,098         $24.32
    $25.01 - $38.75            149,944         $33.38          4.42 years            140,144         $33.00
   $38.76 - $64.374            127,480         $47.52          3.76 years            124,080         $47.41
   $64.375 - $82.50            156,920         $66.15          5.17 years            136,660         $66.38
                         ----------------                                     -----------------
                             1,154,657         $24.25          6.23 years          1,027,527         $25.08
                         ================                                     =================

     The following table summarizes common shares reserved for issuance at June 30, 2003 on exercise or conversion of:

                                                                Shares
                                                         ----------------------
          Series F convertible preferred stock                     288,636
          Convertible subordinated debentures                    6,037,496
          Common stock options                                   2,252,527
          Common stock warrants                                  7,281,712
                                                         ----------------------
          Total common shares reserved for issuance             15,860,371
                                                         ======================

Warrants

     At June 30, 2003, the Company had warrants outstanding to purchase 7,281,712 shares of common stock at prices ranging from $0.35 to $48.25 per share. The warrants expire on various dates from February 2004 through October 2006.

Preferred Stock

     In May 2000, the Company entered into a joint venture with Baxter and sold 500,000 shares of its convertible Series F Preferred Stock for $20 million. For the 2003, 2002 and 2001 fiscal years, the Company sold to Baxter 6,250, 187,500 and 100,000 shares of its convertible Series F Preferred Stock for $250,000, $7.5 million and $4 million, respectively. If Alliance's common stock price averages $22 per share over a 20-day period within the next two years, the conversion price for the Series F Preferred Stock will be $22 (prior to effect of revenue stock split) per share. If the stock does not reach that price, the conversion price will be based on the market value of Alliance's common stock at the time of conversion, subject to certain limitations. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

7. INCOME TAXES

     The significant components of the Company's deferred tax assets as of June 30, 2003 and 2002, respectively, are shown below. A valuation allowance of $226,966,000, of which $4,004,000 is related to 2003, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     Deferred tax assets consist of the following:

                                                                             June 30,
                                                                       2003            2002
                                                                 ---------------  ---------------
          Net operating loss carryforwards                       $  179,561,000   $  173,513,000
          Research and development credits                           26,425,000       26,585,000
          Capitalized research expense                               17,902,000       17,902,000
          Other - net                                                 3,078,000        4,962,000
                                                                 ---------------  ---------------
          Total deferred tax assets                                 226,966,000      222,962,000
          Valuation allowance for deferred tax assets              (226,966,000)    (222,962,000)
                                                                 ---------------  ---------------
          Net deferred tax assets                                $           --   $           --
                                                                 ===============  ===============

     Approximately $3,930,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, if recognized, will be allocated to contributed capital.

     At June 30, 2003, the Company had federal and various state net operating loss carryforwards of approximately $503,600,000 and $57,200,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. Approximately $3,938,000 of federal tax loss carryforwards expired in fiscal 2003 and will continue to expire (beginning in fiscal 2009). The Company also has federal and state research and development tax credit carryforwards of $20,800,000 and $8,600,000, respectively. Approximately 155,000 of federal research and development tax credit carryforwards expired in fiscal 2003 and will continue to expire (beginning in fiscal 2009) unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards will likely be limited because of cumulative changes in ownership of more than 50%, which have occurred; and therefore, may expire prior to being fully utilized.

8. Commitments and Contingencies

     On June 18, 2003, the Company sold Imagent Business assets and transferred certain liabilities to Photogen for approximately $1.1 million in cash and $3.5 million of Photogen common stock that was issued directly to certain secured creditors of Alliance. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to and additional $3 million and deliver up to an additional aggregate of 1,985,522 shares of its common stock to certain creditors. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn out based on Imagent revenue invoiced (subject to certain reductions).

     In connection with the sale of the Imagent Business, the holders of the 8% Notes (excluding Photogen) and the holders of the 5% Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance's obligations and liabilities under such Notes and Debentures. To induce the debt holders to enter into this agreement, Alliance agreed to deliver set considerations and Photogen agreed to deliver its considerations as described in the Asset Purchase Agreement, in each case in the manner and the dates specified thereon.

     Upon delivery of the specified considerations, Alliance's obligations shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen hereafter.

     Alliance's specified considerations include the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors; cash payments funded by Photogen made at closing and to be made during the period between 90 and 365 days after the closing; and up to an aggregate of 13.34% of PFC Therapeutics. If Photogen meets it obligation in funding the cash payments, Alliance's Short-Term Debt as recorded at June 30, 2003, will be decreased by $12.6 million, along with reductions in Accounts Payable and Accrued Expenses.

     In September 2003, Mt. Sinai School of Medicine of New York University sued Alliance in a New York state court for alleged breach of two license and research agreements dating back to 1987 and 2001. The suit alleges that Alliance breached both the 1987 and 2001 agreements and demands $326,502.95 in damages plus interest. The suit also seeks a declaratory judgment that both the 1987 and 2001 agreements are void and of no effect. Alliance believes the suit lacks merit and plans a vigorous defense of its rights under both agreements; however there can be no assurances that Alliance will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

     On June 13, 2003, Alliance and Photogen jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, "Amersham") in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham's OPTISON product, Amersham and its related entities infringe on seven patents acquired by Photogen through its purchase of the Imagent Business. Alliance and Photogen are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance's subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. Alliance and MBI believe that Amersham's counterclaims are completely without merit; however, there can be no assurances that Alliance and MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

     On July 2, 2003, Hub Properties Trust ("Hub") filed a lawsuit against Alliance, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and Vaccine Research Institute of San Diego ("Vaccine"). Hub alleges that the defendants are liable for approximately $3.5 million of damages Hub suffered, because Hub was unable to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. Alliance was the primary tenant, Immune Complex was Alliance's subtenant, and Vaccine was Immune Complex's sub-subtenant. Immune Complex tendered its defense to Alliance. Alliance did not accept the tender of defense. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against Alliance. Now that the pleading stage is near completion, the onset of discovery should begin shortly. Alliance will continue to vigorously defend against Hub's claims; however, there can be no assurances that Alliance will ultimately prevail or that the outcome will not have a material adverse effect on Company's future financial position or results of operations.

     Per a settlement agreement with a former landlord, the Company has a commitment to pay a compromised amount totaling $420,000 per a schedule included in the agreement. Accordingly, Alliance has included this amount in Accrued Expenses in the Consolidated Balance Sheet as of June 30, 2003..

     Rent expense for fiscal 2003, 2002 and 2001 was $2.6 million, $4.1 million, and $4.3 million, respectively. Sublease income for fiscal 2003, 2002 and 2001 was $0, $393,000, and $285,000, respectively.

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

9. Selected Quarterly financial data (UNAUdited)

     The following tables present unaudited quarterly financial information for each of the four quarters of the fiscal years ended June 30, 2003 and June 30, 2002. We believe this information reflects a fair presentation of such information in accordance with accounting principles generally accepted in the United States. The results are not necessarily indicative of results for any future period. More detailed information can be found in our quarterly statements on Form 10-Q for the respective periods. Selected unaudited quarterly results were as follows (in thousands, except per share amounts):


Fiscal year 2003 Quarter Ended                September 30   December 31   March 31     June 30
                                              ------------   -----------   --------     -------
Revenues                                        $     21      $     10     $     22    $     --
Operating expenses                                 9,043         5,944        4,001       8,006
Loss from operations                              (9,022)       (5,934)      (3,979)     (8,006)
Net income (loss)                                 (9,424)       (7,651)      (5,054)      1,805
Net income (loss) per share, basic(1)               (.54)         (.41)        (.26)        .08
Net income (loss) per share, diluted(2)             (.54)         (.41)        (.26)        .08

Fiscal year 2002 Quarter Ended                September 30   December 31   March 31     June 30
                                              ------------   -----------   --------     -------
Revenues                                        $  5,023      $     44     $  4,516    $    750
Operating expenses                                11,290        10,281       10,492      11,073
Loss from operations                              (6,267)      (10,237)      (5,976)    (10,323)
Net loss                                          (6,877)      (10,540)      (6,213)    (10,597)
Net loss per share, basic and diluted(1)            (.69)         (.79)        (.36)       (.61)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.
(2) The Company recorded net income during the three months ended June 30, 2003 due to the disposition of Imagent assets.

                                  EXHIBIT INDEX

     Certain exhibits to this Report on Form 10-K have been incorporated by reference. For a list of exhibits, see Item 14 hereof.

     The following exhibits are being filed herewith:

  Number                                Document
----------     -----------------------------------------------------------------

 10 (vvv) Form of Purchase Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.1 of the October 4, 2001 8-K (the "October 2001 8-K")

 10 (www) Form of Promissory Note dated October 4, 2002 (incorporated by reference to Exhibit 99.2 of the October 2001 8-K)

 10 (xxx) Form of Imagent Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K)

 10 (yyy) Form of Imagent and Oxygent Trademark Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K)

 10 (zzz) Form of General Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.5 of the October 2001 8-K)

10 (aaaa)      Form of Warrant dated October 4, 2002 (incorporated by reference to Exhibit 99.6 of the October 2001 8-K)

10 (bbbb)      Form of Imagent Collateral Security Agreement dated October 4,
               2002 (incorporated by reference to Exhibit 99.7 of the October
               2001 8-K)

    21         Subsidiary List

   23.1        Consent of Ernst & Young LLP, Independent Auditors

   99.1        Certification of Chief Executive Officer and Chief Financial
               Officer