Form 10QSB
period 2003-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2003-11-19
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Registrant as specified in its charter)

New York	14-1644018

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
6175 Lusk Boulevard
San Diego, California	92121

(Address of principal	Zip Code
executive offices)
Registrant's telephone number,
including area code:	(858) 410-5200

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X           No

As of November 12, 2003, Registrant had 28,396,461 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.

Part I Financial Information:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$373,000	$763,000
Other current assets	81,000	20,000

Total current assets	454,000	783,000
Restricted cash	--	532,000
Other assets - net	532,000	590,000

	$986,000	$1,905,000

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,645,000	$6,406,000
Accrued expenses	2,642,000	2,696,000
Short-term debt	12,117,000	12,583,000

Total current liabilities	18,404,000	21,685,000
Other liabilities	750,000	--
Stockholders' deficit:
Preferred stock - $.01 par value; 5,000,000 shares authorized;
793,750 shares of Series F issued and outstanding at
September 30, 2003 and June 30, 2003	8,000	8,000
Common stock - $.01 par value; 125,000,000 shares authorized;
27,978,461 and 27,973,961 shares issued and outstanding at
September 30, 2003 and June 30, 2003, respectively	280,000	280,000
Additional paid-in capital	468,350,000	468,350,000
Accumulated deficit	(486,806,000)	(488,418,000)

Total stockholders' deficit	(18,168,000)	(19,780,000)

	$986,000	$1,905,000

Note:	The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2003	2002
	(Unaudited)
Revenues:
License and research revenue	$17,000	$21,000
Operating expenses:
Research and development	175,000	6,163,000
General and administrative	127,000	2,880,000

	302,000	9,043,000

Loss from operations	(285,000)	(9,022,000)
Investment income	4,000	32,000
Other income	72,000	329,000
Interest expense	(78,000)	(763,000)
Gain on disposition of asset	1,899,000	--

Net income (loss)	$1,612,000	$(9,424,000)

Net income (loss) per common share, basic	$0.06	$(0.54)

Net income (loss) per common share, diluted	$0.05	$(0.54)

Weighted average shares outstanding, basic	27,977,000	17,369,000

Weighted average shares outstanding, diluted	34,434,000	17,369,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2003	2002
	(Unaudited)
Operating activities:
Net income (loss)	$1,612,000	$(9,424,000)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	--	1,828,000
Expense associated with warrant issuance	--	42,000
Gain on disposition of asset	(1,899,000)	--
Changes in operating assets and liabilities:
Restricted cash and other assets	529,000	44,000
Accounts payable and accrued expenses and other	(895,000)	2,359,000

Net cash used in operating activities	(653,000)	(5,151,000)

Investing activities:
Property and equipment	--	12,000
Proceeds from disposition of asset	262,000	--

Net cash provided by investing activities	262,000	12,000

Financing activities:
Issuance of convertible preferred stock - net	--	250,000
Proceeds from long-term debt	--	3,552,000
Proceeds from revolving line of credit	--	689,000
Issuance of common stock	1,000	--

Net cash provided by financing activities	1,000	4,491,000

Decrease in cash and cash equivalents	(390,000)	(648,000)
Cash and cash equivalents at beginning of period	763,000	1,416,000

Cash and cash equivalents at end of period	$373,000	$768,000

Supplemental disclosure of cash flow information:
Interest paid	$--	$25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company" or "Alliance") are engaged in identifying, designing, and developing novel medical products.

Liquidity and Basis of Presentation

        The accompanying financial statements are prepared assuming the Company is a going concern. The Company lacks sufficient working capital to fund its operations for the entire fiscal year ending June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, manufacturing and business development activities. Management believes there are a number of potential alternatives available to meet the continuing capital requirements, such as public or private financings or collaborative agreements, and is actively pursuing all the alternatives. In addition, the Company continues to reduce its ongoing expenses and has significantly curtailed its operating plans. The quarterly financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly-owned subsidiary Molecular Biosystems, Inc. (“MBI”) from the acquisition date of December 29, 2000, its wholly-owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, and its majority-owned subsidiary Talco Pharmaceutical, Inc. All significant intercompany accounts and transactions have been eliminated.

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

        Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its short-term investments.

Revenue Recognition

        Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

        Research and Development Revenues Under Collaborative Agreements

        Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones is recognized upon completion of the milestone’s performance requirement. Revenue from product sales is recognized upon the transfer of title, which is generally when products are shipped.

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

Computation of Earnings Per Common Share

        Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended September 30, 2003 reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and the conversion of preferred stock and convertible debt where the effect of those securities is dilutive. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2002, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Income/(Loss) (Numerator)	Shares (Denominator)	Income (Loss) Per Share
Three Months Ended September 30, 2003
Basic earnings per share:
Net income	$1,612,000	27,977,000	$0.06
Diluted earnings per share:
Dilutive stock options	--	131,000
Series F preferred stock	--	289,000
Convertible debentures	78,000	6,037,000

Net income plus assumed conversions	$1,690,000	34,434,000	$0.05

Three Months Ended September 30, 2002
Basic and diluted loss per share:
Net loss	$(9,424,000)	17,369,000	$(.54)

Accounting for Stock–Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, an amendment to SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options during the three-month periods ended September 30, 2003 and 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three months ended September 30:

	2003	2002
Net income (loss)
As reported	$1,612,000	$(9,424,000)
Fair value of stock-based
employee compensation	(195,000)	(1,275,000)

Pro forma	$1,417,000	$(10,699,000)

Net income (loss) per share, basic
As reported	$0.06	$(0.54)
Pro forma	$0.05	$(0.61)
Net income (loss) per share, diluted
As reported	$0.05	$(0.54)
Pro forma	$0.04	$(0.61)

        The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month periods ended September 30, 2003 and 2002 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for both periods, respectively: risk-free interest rate range of 3.25% to 6.5%; dividend yield of 0%; volatility factor of 135%; and a weighted–average expected term of 7 years. The estimated weighted average fair value at grant date for the options granted during the three-month periods of 2003 and 2002 was $0.16 and $0.28 per option, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, “Comprehensive Income” requires unrealized gains and losses on the Company’s available-for-sale securities to be included in accumulated comprehensive income (loss). During the three months ended September 30, 2003 and 2002, the total comprehensive income (loss) was the same as the reported net income (loss).

2. SALE OF Imagent® BUSINESS

        On June 18, 2003, Photogen Technologies, Inc. (“Photogen”) acquired certain assets and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to certain creditors of Alliance. The amount of consideration was determined through arms-length negotiation. Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003 related to this disposition of an asset. During the first fiscal quarter ended September 30, 2003, Alliance recorded $1.9 million as a gain on the disposition of an asset as a result of Photogen funding $262,000 of Alliance’s obligations and $1.6 million related to settlement agreements entered into with creditors to reduce its obligations. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). The assets acquired by Photogen include all of Alliance’s assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration (“FDA”) for marketing in the United States in June 2002.

        The amount of the earn-out will equal, for each year of the earn-out: (i) 7.5% of Imagent revenue up to $20,000,000; (ii) 10% of Imagent revenue between $20,000,000 and $30,000,000; (iii) 15% of Imagent revenue between $30,000,000; and (iv) $40,000,000 and 20% of Imagent revenue above $40,000,000. The earn-out will be reduced by amounts Photogen must pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments they receive from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance. The earn-out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated June 18, 2003 by and between Alliance and Photogen (the “Asset Purchase Agreement”)) that entitle Photogen to retain portions of the earn-out otherwise payable to Alliance:

•	Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

•	The amount of any payments not committed to at closing Photogen makes after the closing to Alliance’s creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

•	Between $4,000,000 and $5,000,000, which is the principal and accrued interest under Photogen’s bridge loans to Alliance, depending on the satisfaction of certain conditions.

3. DEBT OBLIGATIONS

        As of June 18, 2003, the Company had received $5.8 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors ($1.1 million) and Photogen ($4.7 million). The Notes were to mature in two years from the date of issuance and were convertible into shares of Alliance’s common stock at $0.35 per share. Alliance’s obligations under the Notes were secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent TM. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000. As amended in February 2003, these consents and waivers applied to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Notes.

        In connection with the sale of the all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent (collectively, the “Imagent Business”), the holders of the Notes (excluding Photogen) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and Photogen agreed to deliver certain consideration to each other as described in the Asset Purchase Agreement and summarized below. The outstanding balance of the Notes is $1.2 million, including accrued interest, at September 30, 2003, and is classified in the current liabilities section of the Consolidated Balance Sheet at September 30, 2003. The debt of $4.8 million, including accrued interest, due to Photogen has been forgiven by Photogen and will be repaid through a reduction of future Imagent royalty payments, if any.

        Upon delivery of the specified consideration, Alliance’s obligations under the Notes and the 2004 Debentures shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. The obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen.

        Alliance’s specified consideration includes the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors; cash payments funded by Photogen made at closing and to be made during the period between 90 and 365 days after the closing; and up to an aggregate of 14.84% interest of Oxygent technology. If Photogen meets its obligation in funding the cash payments to Alliance’s debt holders and creditors, Alliance’s short-term debt as recorded at September 30, 2003, will be decreased by $12.1 million, along with reductions in accounts payable and accrued expenses; however, the Company will value the interest in Oxygent technology provided to certain creditors and record this value as deferred royalty payments. As of September 30, 2003, the Company has recorded deferred royalty payments of $750,000. Reductions to accounts payable and accrued expenses totaled $262,000 due to cash payments, which were funded by Photogen, to vendors and creditors and $1.6 million due to settlements with vendors and creditors during the first fiscal quarter ended September 30, 2003. For settlement agreements with vendors and creditors that provide for extended repayment terms, the Company will continue to record the entire outstanding obligation, less payments to date, as the Company will not be released from the full liability until it has repaid the entire settlement amount.  Upon repaying the agreed-upon settlement amount, the Company will record a gain on settlement with creditors.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm. In connection with these transactions, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. As part of the sale of the Imagent Business, Photogen assumed Alliance’s obligation under these two loan and security agreements.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes. The notes were convertible at any time after November 15, 2001, at each investor’s option into shares of Alliance common stock at $78.60 per share (as adjusted for the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the quarter ended September 30, 2003. The outstanding principal balance of $6.5 million is due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at September 30, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible note holders have recourse against the Company. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. In connection with the issuance of the Notes described above, Alliance obtained the consent and waiver of antidilution rights from the investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to a pay out agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. As of September 30, 2003, the outstanding principal balance is $4.5 million and accrued interest is $677,000. The outstanding principal balance and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at September 30, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible debenture holders have recourse against the Company. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 pursuant to a schedule included in the agreement. Alliance made its first payment of $15,000 and has included the balance of the compromised amount in accrued expenses in the Consolidated Balance Sheet as of September 30, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred operating losses since inception and, as of September 30, 2003, has an accumulated deficit of $486.8 million. The Company expects to incur significant operating losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Forward-Looking Information

        Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company’s business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company’s development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company’s products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company’s products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company’s business; and possible competition from other products. Furthermore, even if the Company’s products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the latest Form 10-K.

Collaborative Relationships

        In December 2002, Alliance entered into an exclusive license agreement with Mixture Sciences, Inc. for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral, Inc. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. Alliance has certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Alliance has recorded the funds, totaling $285,000 at September 30, 2003, from Mixture Sciences as a current liability.

        In May 2000, Alliance and Baxter Healthcare Corporation (“Baxter”) entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Europe and North America. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of the Company’s injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. In May 2001, because of a revised product development schedule, Baxter purchased certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In June 2003, in connection with the sale of the Imagent Business, Photogen assumed Alliance’s equipment lease for Imagent-related items from Baxter. All remaining equipment was returned to Baxter. Concurrent with this transaction, Alliance acquired Baxter’s ownership interest in PFC Therapeutics. Alliance will pay Baxter a royalty of 2% on gross sales of Oxygent by PFC Therapeutics (to an aggregate maximum of $30,000,000 in royalty payments), following regulatory approval.

Results of Operations

      Three Months Ended September 30, 2003 as Compared with Three Months Ended September 30, 2002

        The Company’s revenue decreased to $17,000 for the three months ended September 30, 2003, compared to $21,000 for the three months ended September 30, 2002. This decrease is attributable to less royalty revenue being earned by the Company during the quarter.

        Research and development expenses decreased to $175,000 for the three months ended September 30, 2003, compared to $6.2 million for the three months ended September 30, 2002. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing, all of which are connected with the sale of the Imagent Business, as well as to decreases related to the Company’s other research and development activities.

        General and administrative expenses decreased to $127,000 for the three months ended September 30, 2003, compared to $2.9 million for the three months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to a $1.1 million decrease in professional fees related to marketing activities, as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent Business.

        Investment income was $4,000 for the three months ended September 30, 2003, compared to $32,000 for the three months ended September 30, 2002. The decrease was primarily a result of lower average cash balances.

        Other income was $72,000 for the three months ended September 30, 2003, which is composed of proceeds from insurance dividends and distributions. Other income for the three months ended September 30, 2002 of $329,000 was primarily a result of recorded proceeds from the settlement of a lawsuit.

        Also recorded as other income for the three months ended September 30, 2003, was a gain of $1.9 million on the disposition of assets resulting from the recording of payments (totaling $262,000) from Photogen to fund Alliance’s obligations and settlements (totaling $1.6 million) with various vendors and creditors during the quarter in connection with the Imagent Business sale transaction. For settlement agreements with vendors and creditors that provide for extended repayment terms, the Company has recorded the entire outstanding obligation less payments to date as the Company will not be released from the full liability until completing the repayment terms. Upon repaying the agreed-upon settlement amount, the Company will reduce the outstanding obligation to zero and will record a gain on settlement with creditors.

        Interest expense was $78,000 for the three months ended September 30, 2003, compared to $763,000 for the three months ended September 30, 2002. The decrease was the result of debt settlements connected with the sale of the Imagent Business.

        Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company’s historical results are not necessarily indicative of future results.

Liquidity and Capital Resources

        Through September 2003, the Company financed its activities primarily from public and private sales of equity, debt issuance and funding from collaborations with corporate partners.

        On June 18, 2003, Photogen acquired the Imagent Business and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to certain creditors. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

        As part of Photogen’s purchase of the Imagent Business, Photogen assumed certain debt obligations that Alliance entered into in July and August 2002, which included two separate loan and security agreements that totaled $3 million with an investment firm at an effective 100% annualized interest rate. Photogen assumed a total of $3.8 million plus unpaid accrued interest.

        The rights Alliance was entitled to under the Schering License Agreement were transferred to Photogen at the consummation of its acquisition of the Imagent Business. Photogen also assumed a marketing agreement and line of credit totaling $2.5 million in connection with its acquisition of the Imagent Business.

        As of June 18, 2003, the Company had received $5.8 million through the issuance of the Notes to various institutional investors and Photogen. In connection with the sale of the Imagent Business, the holders of the Notes (excluding Photogen) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and Photogen agreed to deliver certain consideration to each other as described in the Asset Purchase Agreement and as summarized below. Upon delivery of the specified consideration, Alliance’s obligations shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen hereafter. The outstanding principal balance on the Notes of $1.1 million and accrued interest of $124,000 are due and payable and classified as short-term debt in the Consolidated Balance Sheet at September 30, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the quarter ended September 30, 2003. The outstanding principal balance of $6.5 million is due and payable and classified as short-term debt in the Consolidated Balance Sheet at September 30, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to the Pay Out agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. The outstanding principal balance of $4.5 million and accrued interest are due and payable and classified as short-term debt in the Consolidated Balance Sheet at September 30, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        On October 18, 2002, Alliance’s common stock was delisted from the Nasdaq National Market for failure to meet the continued listing requirements. The Company’s common stock in now trading on the Over-the-Counter Bulletin Board under the symbol ALLP.OB.

        The Company had a net working deficit of $18.0 million at September 30, 2003, compared to $20.9 million at June 30, 2003. The Company’s cash and cash equivalents decreased to $373,000 at September 30, 2003, from $763,000 at June 30, 2003. The decrease resulted primarily from net cash used in operations of $653,000, partially offset by cash received from Photogen of $262,000 for payment to creditors in connection with the sale of the Imagent Business. The Company’s operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

        If the Company is successful in raising additional financing, the Company expects to incur substantial expenditures associated with product development. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its products. There can be no assurance that such relationships, if any, will successfully reduce the Company’s funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. Because adequate funds were not available, the Company has delayed its Oxygent development efforts and it has delayed, scaled back, and eliminated one or more of its other product development programs, and it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

        The Company lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, and business development activities. The report of the Company’s independent auditors on the Company’s fiscal 2003 financial statements includes a paragraph that notes that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Under the Asset Purchase Agreement of the sale of the Imagent Business, the following debt was either assumed by Photogen or settled through Pay Out agreements: $5.5 million of secured debt, $2.5 million drawn on a line of credit, a $2.4 million capital lease, $2.5 million in accounts payable and accrued expenses, and $12.1 million in secured convertible debt (which is still included in liabilities as of September 30, 2003). Also, as part of the agreement, the Photogen portion of the 8% convertible debt of $4.8 million has been forgiven and will be repaid by a reduction of future Imagent royalty payments, if any. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

        The Company is taking continuing actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its plans and may have to sell or license out significant portions of the Company’s remaining technologies or potential products. The quarterly 2004 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        The Company’s future capital requirements will depend on many factors, including, but not limited to, continued scientific progress in its research and development programs, progress with preclinical testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in collaborative relationships, and the ability of the Company to establish additional collaborative relationships.

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

        Basis of Presentation

        The accompanying financial statements have been prepared assuming the Company is a going concern. The Company lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2004. The fiscal 2004 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

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

Item 3.  Controls And Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

    (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II  Other Information:

Item 1.  Legal Proceedings

        In September 2003, Mt. Sinai School of Medicine of New York University sued Alliance in a New York state court for alleged breach of two license and research agreements dating back to 1987 and 2001. The suit alleges that Alliance breached both the 1987 and 2001 agreements and demands $326,502.95 in damages plus interest. The suit also seeks a declaratory judgment that both the 1987 and 2001 agreements are void and of no effect. Alliance believes the suit lacks merit and plans a vigorous defense of its rights under both agreements; however there can be no assurances that Alliance will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

        On June 13, 2003, Alliance and Photogen jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, “Amersham”) in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham’s OPTISON product, Amersham and its related entities infringe on seven patents acquired by Photogen through its purchase of the Imagent Business. Alliance and Photogen are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance’s subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. Alliance and MBI believe that Amersham’s counterclaims are completely without merit; however there can be no assurances that Alliance and MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

        On July 2, 2003, Hub Properties Trust (“Hub”) filed a lawsuit against Alliance, Immune Complex Corporation, Immune Complex, LLC (collectively “Immune Complex”), and Vaccine Research Institute of San Diego (“Vaccine”). Hub alleges that the defendants are liable for slightly less than $3.5 million of damages Hub suffered, because Hub was unable to lease two properties due to defendants’ failure to timely deactivate the radiological materials licenses on the properties. Alliance was the primary tenant, Immune Complex was Alliance’s subtenant, and Vaccine was Immune Complex’s sub-subtenant. Immune Complex tendered its defense to Alliance. Alliance did not accept the tender of defense. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against Alliance. Now that the pleading stage is near completion, the onset of discovery should begin shortly. Alliance will continue to vigorously defend against Hub’s claims.

        On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company’s registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against the Company and the named officers. The Company and its officers have filed a motion for summary judgment seeking dismissal of the action, but the Court has not yet decided the motion. In August 2001, another purported class action alleging substantially identical allegations was filed in the U.S. District Court for the Southern District of California. The plaintiffs in that action dismissed the action without prejudice in September 2001. The Company believes that the lawsuits are completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

        In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleges that MBI breached a license agreement and seeks an accounting, damages, a declaratory judgment terminating the license agreement, and payment of fees and expenses. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Chief Executive and Chief Accounting Officers' Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant) /s/ DUANE J. ROTH Duane J. Roth Chairman, CEO, and Chief Financial Officer

Date: November 19, 2003