Form 10QSB
period 2003-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2004-02-19
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Yes X	No

As of February 13, 2004, Registrant had 28,398,961 shares of its Common Stock, $.01 par value, outstanding.

Transitional Small Business Form (check one):

Yes	No X

ALLIANCE PHARMACEUTICAL CORP.

Part I Financial Information:
Item 1.  Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$421,000	$763,000
Other current assets	109,000	20,000

Total current assets	530,000	783,000
Restricted cash	--	532,000
Other assets - net	466,000	590,000

	$996,000	$1,905,000

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,342,000	$6,406,000
Accrued expenses	2,358,000	2,696,000
Short-term debt	12,617,000	12,583,000

Total current liabilities	18,317,000	21,685,000
Other liabilities	750,000	--
Stockholders' deficit:
Preferred stock - $.01 par value; 5,000,000 shares authorized;
793,750 shares of Series F issued and outstanding at
December 31, 2003 and June 30, 2003	8,000	8,000
Common stock - $.01 par value; 125,000,000 shares authorized;
28,397,461 and 27,973,961 shares issued and outstanding at
December 31, 2003 and June 30, 2003, respectively	284,000	280,000
Additional paid-in capital	470,494,000	468,350,000
Accumulated deficit	(488,857,000)	(488,418,000)

Total stockholders' deficit	(18,071,000)	(19,780,000)

	$996,000	$1,905,000

Note:	The balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Royalty, license and research revenue	$47,000	$10,000	$64,000	$31,000
Operating expenses:
Research and development	209,000	4,027,000	383,000	10,190,000
General and administrative	337,000	1,917,000	465,000	4,797,000

	546,000	5,944,000	848,000	14,987,000

Loss from operations	(499,000)	(5,934,000)	(784,000)	(14,956,000)
Investment income	2,000	17,000	6,000	49,000
Other income	12,000	--	84,000	329,000
Loss on investment	--	(500,000)	--	(500,000)
Interest expense	(2,078,000)	(1,234,000)	(2,156,000)	(1,997,000)
Gain on disposition of asset	513,000	--	2,412,000	--

Net loss	$(2,050,000)	$(7,651,000)	$(438,000)	$(17,075,000)

Net loss per common share, basic and diluted	$(0.07)	$(0.41)	$(0.02)	$(0.95)

Weighted average shares outstanding,
basic and diluted	28,301,000	18,702,000	28,140,000	18,035,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2003	2002
	(Unaudited)
Operating activities:
Net loss	$(438,000)	$(17,075,000)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	--	3,134,000
Expense associated with option or warrant issuance	3,000	212,000
Expense associated with debt issuance	2,000,000	--
Loss on investment	--	500,000
Gain on disposition of assets	(2,412,000)	--
Changes in operating assets and liabilities:
Restricted cash and other assets	567,000	671,000
Accounts payable and accrued expenses and other	(1,467,000)	4,377,000

Net cash used in operating activities	(1,747,000)	(8,181,000)

Investing activities:
Property, plant and equipment	--	45,000
Proceeds from disposition of assets	760,000	--

Net cash provided by investing activities	760,000	45,000

Financing activities:
Issuance of common stock	145,000	--
Issuance of convertible preferred stock - net	--	250,000
Proceeds from debt	500,000	5,307,000
Proceeds from revolving line of credit	--	1,370,000

Net cash provided by financing activities	645,000	6,927,000

Decrease in cash and cash equivalents	(342,000)	(1,209,000)
Cash and cash equivalents at beginning of period	763,000	1,416,000

Cash and cash equivalents at end of period	$421,000	$207,000

Supplemental disclosure of cash flow information:
Interest paid	$--	$235,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of notes	$--	$552,000

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

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. (“MBI”) from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc., MDV Technologies, Inc., Alliance Pharmaceutical GmbH, its majority-owned subsidiary Talco Pharmaceutical, Inc., and its majority- owned subsidiary PFC Therapeutics, LLC (“PFC Therapeutics”) from June 18, 2003 when Alliance acquired Baxter Healthcare Corporation’s (“Baxter”) ownership interest. Our subsidiaries have minimal operations and significant intercompany accounts and transactions have been eliminated.

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended December 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

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

Computation of Net Loss Per Common Share

        Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months and six months ended December 31, 2002 and 2003, as their inclusion would be anti-dilutive.

Accounting for Stock–Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, an amendment to SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options during the three-month and six-month periods ended December 31, 2003 and 2002. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three months and six months ended December 31:

	Three Months Ended December 31	Three Months Ended December 31	Six Months Ended December 31	Six Months Ended December 31
	2003	2002	2003	2002
Net loss
As reported	$(2,050,000)	$(7,651,000)	$(438,000)	$(17,075,000)
Fair value of stock-based
employee compensation	(198,000)	(727,000)	(393,000)	(2,002,000)

Pro forma	$(2,248,000)	$(8,378,000)	$(831,000)	$(19,077,000)

Net loss per share, basic and diluted
As reported	$(0.07)	$(0.41)	$(0.02)	$(0.95)
Pro forma	$(0.08)	$(0.45)	$(0.03)	$(1.06)

        The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and six-month periods ended December 31, 2003 and 2002 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for all periods: risk-free interest rate range of 3.25% to 6.5%; dividend yield of 0%; volatility factor of 135%; and a weighted–average expected term of 7 years. The estimated weighted average fair value at grant date for the options granted during the six-month period ended December 31, 2003 was $0.16 per option. (No options were granted during the three-month period ended December 31, 2003.) The estimated weighted average fair value at grant date for the options granted during the three-month and six-month periods ended December 31, 2002 was $0.08 and $0.26 per option, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, “Comprehensive Income” requires unrealized gains and losses on the Company’s available-for-sale securities to be included in accumulated comprehensive income (loss). During the three months and six months ended December 31, 2003, the total comprehensive income (loss) was the same as the reported net income. During the three months and six months ended December 31, 2002, the total comprehensive loss, which includes the unrealized gain or loss on available-for-sale securities, was $7.7 million and $17.1 million, respectively.

2.  PFC THERAPEUTICS, LLC

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent TM in the Europe and North America. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent. The Company accounted for its investment of $5 million in PFC Therapeutics from May 2000 through June 2003 using the equity method of accounting. There was no operating activity within the joint venture from May 2000 through June 2003 and, therefore, there were no gains and losses resulting in the joint venture.

        In June 2003, Alliance acquired Baxter’s 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of Oxygent and other products. The percentage fee shall be two percent (2%) of all of Alliance’s or PFC Therapeutics’ future gross sales, if any, of the products, with a maximum percentage fee of $30 million. In accordance with FASB No. 141, Business Combinations, the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter’s ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

        PFC Therapeutics maintained $10 million of assets (of which the Company’s investment in PFC Therapeutics was $5 million) as of June 30, 2002 and 2001, and had no operating activity (except the purchase of the prepaid royalty of $10 million from Alliance in 2000) since inception of the joint venture.

3.  SALE OF Imagent® BUSINESS

        On June 18, 2003, Photogen Technologies, Inc. (“Photogen”) acquired certain assets and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to certain creditors of Alliance. The amount of consideration was determined through arms-length negotiation. Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003 related to this disposition of an asset. During the second fiscal quarter ended December 31, 2003, Alliance recorded $513,000 as a gain on the disposition of an asset as a result of Photogen funding $498,000 of Alliance’s obligations and $15,000 related to settlement agreements entered into with creditors to reduce its obligations. For the six-month period ended December 31, 2003, Alliance recorded $2.4 million as a gain on the disposition of an asset as a result of Photogen funding $760,000 of Alliance’s obligations and $1.7 million related to creditor settlements. To date, Alliance has recorded $13 million as a gain on the disposition of an asset as a result of Photogen funding $1.4 million of Alliance’s obligations, and $11.6 million related to settlement agreements.

        The remaining required cash payments and issuances of common stock by Photogen will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of assets at the time that Alliance is legally released from the liabilities.

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

        The amount of the earn-out will equal, for each year of the earn-out: (i) 7.5% of Imagent revenue up to $20,000,000; (ii) 10% of Imagent revenue between $20,000,000 and $30,000,000; (iii) 15% of Imagent revenue between $30,000,000; and (iv) $40,000,000 and 20% of Imagent revenue above $40,000,000. The earn-out will be reduced by amounts Photogen must pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments they receive from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance. The earn-out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated June 18, 2003 by and between Alliance and Photogen (the “Asset Purchase Agreement”) that entitle Photogen to retain portions of the earn-out otherwise payable to Alliance:

•	Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

•	The amount of any payments not committed to at closing Photogen makes after the closing to Alliance’s creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

•	Between $4,000,000 and $5,000,000, which is the principal and accrued interest under Photogen’s bridge loans to Alliance, depending on the satisfaction of certain conditions.

        The gain on disposition of Imagent assets of $2.4 million for the six months ended December 31, 2003 is calculated as follows (in thousands):

Photogen funding of Alliance's obligations	$760
Settlement agreements entered into with vendors and creditors	1,652

Gain on dispostion of Imagent assets for the six months ended 12/31/03	$2,412

        The gain on disposition of Imagent assets of $13 million from the date of the sale to December 31, 2003 is calculated as follows (in thousands):

Photogen bridge loan to Alliance of $4,725 and accrued
interest of $86, which was converted into a requirement by
Alliance to provide future royalty payments to Photogen	$4,811
Cash payments by Photogen for operating expenses on behalf of Alliance	1,417
Assumption by Photogen of operating liabilities and other debt
and settlements with vendors and creditors of Alliance	6,040
Assumption by Photogen of Cardinal Health Agreement and related
line of credit	2,460
Assumption by Photogen of secured debentures, which held an effective
100% annualized interest rate (Photogen has made payments of
$1.25 million as of June 30, 2003)	5,541
Carrying value of fixed assets of Alliance acquired by Photogen	(7,240)

Gain on sale of assets of Imagent to Photogen	$13,029

4.  DEBT OBLIGATIONS

        On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the “PFC Note”) to an investor. According to the terms of the PFC Note, upon consummation of a financing, the outstanding principal amount of the PFC Note shall, at the option of the investor, convert into an equity interest in PFC Therapeutics on the terms of equity portion (if any) of the financing. For purposes of the PFC Note, “financing” is defined as any financing pursuant to which the Company receives gross proceeds of $10 million. In the event the PFC Note is not converted in connection with a financing, Alliance shall assign to the investor, as full repayment of the PFC Note, 100% of the earn-out, up to an aggregate maximum amount of $1.5 million, to be paid to Oxygent creditors after January 1, 2006 (as defined in the Imagent Asset Purchase Agreement dated June 18, 2003 by and between Alliance and Photogen). The investor also received a warrant to purchase a number of units of membership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note is classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2003. The Company recorded imputed interest expense of $1 million and a beneficial conversion feature charge of $1 million (included in interest expense) during the three months ended December 31, 2003 based on the valuation of the warrant issued in connection with the PFC Note.

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

        In connection with the sale of all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent, the holders of the Notes (excluding Photogen) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and Photogen agreed to deliver certain consideration to each as described in the Asset Purchase Agreement and summarized below. The outstanding balance of the Notes is $1.2 million, including accrued interest, at December 31, 2003, and is classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2003. The debt of $4.8 million, including accrued interest, due to Photogen has been forgiven by Photogen and will be repaid through a reduction of future Imagent royalty payments, if any. In the event there are no future Imagent royalty payments, the value of the Notes will remain forgiven.

        Upon delivery of the specified consideration, Alliance’s obligations under the Notes and the 2004 Debentures shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. The obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen. The Company will reduce the carrying value of the short-term debt totaling $12.1 million and accrued interest of $0.9 million at December 31, 2003 upon Photogen providing the remaining required cash payments and as the common stock is distributed to the debt holders. The Company will not receive a formal legal release of the outstanding obligations from the related debt holders until the payments are made and/or the shares are distributed; therefore, the Company will maintain these liabilities until settled by Photogen, at which time the Company will record a corresponding gain on disposition of assets.

        Alliance’s specified consideration includes the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors; cash payments funded by Photogen made at closing and to be made during the period between 90 and 365 days after the closing; and up to an aggregate of 14.84% interest of Oxygent technology. If Photogen meets its obligation in funding the cash payments to Alliance’s debt holders and creditors, Alliance’s short-term debt as recorded at December 31, 2003, will be decreased by $12.1 million, along with reductions in accounts payable and accrued expenses; however, the Company will value the interest in Oxygent technology provided to certain creditors and record this value as deferred royalty payments. As of December 31, 2003, the Company has recorded deferred royalty payments of $750,000. Reductions to accounts payable and accrued expenses totaled $760,000 due to cash payments, which were funded by Photogen, to vendors and creditors and $1.7 million due to settlements with vendors and creditors during the six-month period ended December 31, 2003. For settlement agreements with vendors and creditors that provide for extended repayment terms, the Company will continue to record the entire outstanding obligation, less payments to date, as the Company will not be released from the full liability until it has repaid the entire settlement amount.  Upon repaying the agreed-upon settlement amount, the Company will record a gain on settlement with creditors.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm. In connection with these transactions, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. As part of the sale of the Imagent assets, Photogen assumed Alliance’s obligation under these two loan and security agreements.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes. The notes were convertible at any time after November 15, 2001, at each investor’s option into shares of Alliance common stock at $78.60 per share (as adjusted for the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the quarter ended September 30, 2003. The outstanding principal balance of $6.5 million is due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible note holders have recourse against the Company. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. In connection with the issuance of the Notes described above, Alliance obtained the consent and waiver of antidilution rights from the investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to a payout agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. As of December 31, 2003, the outstanding principal balance is $4.5 million and accrued interest is $733,000. The outstanding principal balance and accrued interest are due and payable and classified in the current liabilities section of the Consolidated Balance Sheet at December 31, 2003. Photogen is responsible for the remaining balance of the liabilities; however, if Photogen is unable to make the necessary payments, the convertible debenture holders have recourse against the Company. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 pursuant to a schedule included in the agreement. Accordingly, Alliance made its first payment of $15,000 and has included the balance of the compromised amount in accrued expenses in the Consolidated Balance Sheet at December 31, 2003.

5.  PREFERRED STOCK

        In May 2000, the Company entered into a joint venture with Baxter and sold 500,000 shares of its convertible Series F Preferred Stock for $20 million. For the 2003, 2002 and 2001 fiscal years, the Company sold to Baxter 6,250, 187,500 and 100,000 additional shares of its convertible Series F Preferred Stock for $250,000, $7.5 million and $4 million, respectively. The shares are convertible at Baxter’s option on or after May 14, 2004. If Alliance’s common stock price averages $22 per share over a 20-day period within the next two years, the conversion price for the Series F Preferred Stock will be $22 (prior to effect of reverse-stock split) per share. If the stock does not reach that price, the conversion price will be based on the market value of Alliance’s common stock at the time of conversion, subject to certain limitations. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law. There are currently no shares of Series G Preferred Stock or Series H Preferred Stock outstanding.

        “Certain limitations” refers to the situation where if a conversion event occurs or a conversion election is made and conversion of shares of Series F Preferred Stock, Series G Preferred Stock or Series H Preferred Stock (the shares of the three series collectively, the “Preferred Shares”) would, when taken together with the conversion of any other Preferred Shares, result in the issuance by the Company of a number of shares (the “Additional Shares”) of its Common Stock greater than the “Issuance Limit,” then the Company need not issue the Additional Shares, unless it first obtains shareholder approval of the issuance of the Additional Shares. “Issuance Limit” means 9,389,477 shares (before reverse-stock split) of Common Stock (that is, 19.9% of the shares of Common Stock issued and outstanding as of May 16, 2000). If the Company does not obtain shareholder approval for the issuance of the Additional Shares or, in any event, does not, prior to the expiration of 120 days after such conversion event or conversion election, issue the Additional Shares required to be issued as a result of such conversion event or conversion election, the Company shall pay to each person entitled to receive such Additional Shares an amount in cash equal to the aggregate market price of such Additional Shares on the day that the conversion event occurred or the conversion election was made. The market price for such day shall be the last reported sales price on the principal exchange on which the Common Stock is listed, or, if it is not so listed, the Nasdaq National Market or, if it is not so listed, on the over-the-counter market.

6.  SUBSEQUENT EVENTS

        IMCOR Pharmaceutical Co. (“IMCOR”), formerly known as Photogen Technologies, Inc., held a special meeting of its stockholders on February 5, 2004, where its stockholders approved the issuance of more than 20% of the Company’s voting stock to certain creditors of Alliance and IMCOR in connection with IMCOR’s acquisition of Alliance’s assets related to its imaging and diagnostic imaging business, which closed on June 18, 2003. When such stock is issued to Alliance’s creditors, short-term debt will be reduced by approximately $8.4 million.

        The Company reached an agreement on February 13, 2004 pursuant to which the PFC Note will be converted into equity in PFC Therapeutics, and the warrant issued to the holder of the PFC Note will be cancelled.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (References to years are to the Company’s fiscal years ended June 30.)

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred operating losses since inception and, as of December 31, 2003, has an accumulated deficit of $488.9 million. The Company expects to incur significant operating losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Research and Development

        In fiscal 2003, 2002 and 2001, the Company incurred research and development expenses for Oxygent, an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit, of $3.1 million, $13.9 million, and $27.1 million, respectively. Research and development costs to date for our oxygen-carrying product candidates, including Oxygent, total approximately $154 million. While difficult to predict, we estimate that the completion of clinical trials will cost at least an additional $60 million. We do not anticipate that Oxygent will reach the market for at least a few years, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

        Astral Inc. is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. In fiscal 2003, 2002 and 2001, Astral incurred research and development expenses of $1.5 million, $2.9 million, and $2 million, respectively. Astral’s research and development costs to date total approximately $11 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral’s product candidates for commercialization. We do not anticipate that any of Astral’s early-stage product candidates will reach the market for at least several years, if at all.

        In December 2002, Alliance entered into an exclusive license agreement with Mixture Sciences, Inc. (“Mixture Sciences”) for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral, Inc. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. Alliance has certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Alliance has recorded the funds, totaling $285,000 at December 31, 2003, from Mixture Sciences as a current liability.

        In fiscal 2003, 2002 and 2001, the Company incurred research and development expenses for Imagent (an ultrasound contrast agent that was approved by the Federal Food and Drug Administration for marketing in the United States in June 2002) of $11 million, $12.9  million, and $12.4  million, respectively. Research and development costs to June 18, 2003 for Imagent, totaled approximately $159 million. In fiscal 2003, 2002 and 2001, Alliance incurred research and development expenses of $0.6 million, $3.8 million, and $13.8 million, respectively, associated with identifying and developing new product candidates from proprietary technology platforms. Research and development costs to date for these early-stage efforts total approximately $165 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of any product candidates for commercialization. Alliance’s development programs will depend upon our ability to fund them. We do not anticipate that any of our early-stage product candidates will reach the market for at least several years, if at all.

        The Company may encounter unforeseen technical or other problems that may force delay, abandonment or substantial change in the development of a specific product or process, technological change, or product development by others, any of which may materially adversely affect its business.

Results of Operations

Six Months ended December 31, 2003 as Compared with Six Months ended December 31, 2002

        For the six months ended December 31, 2003, the Company recorded a gain on the disposition of assets of $2.4 million resulting from payments (totaling $760,000) from Photogen to fund Alliance’s obligations and settlements (totaling $1.7 million) with various vendors and creditors during the period in connection with the Imagent asset sale transaction. For settlement agreements with vendors and creditors that provide for extended repayment terms, the Company has recorded the entire outstanding obligation less payments to date, as the Company will not be released from the full liability until completing the repayment terms. Upon repaying the agreed-upon settlement amount, the Company will reduce the outstanding obligation to zero and will record a gain on settlement with creditors.

        The Company’s revenue increased to $64,000 for the six months ended December 31, 2003, compared to $31,000 for the six months ended December 31, 2002. This increase is due to an increase in royalties received.

        Research and development expenses decreased by 96% to $383,000 for the six months ended December 31, 2003, compared to $10.2 million for the six months ended December 31, 2002. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing, all of which are connected with the sale of the Imagent assets, as well as to decreases related to the Company’s other research and development activities.

        General and administrative expenses decreased by approximately 90% to $465,000 for the six months ended December 31, 2003, compared to $4.8 million for the six months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a $1.7 million decrease in professional fees related to marketing activities, as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent assets.

        Investment income was $6,000 for the six months ended December 31, 2003, compared to $49,000 for the six months ended December 31, 2002. The decrease was primarily a result of lower average cash balances.

        Other income was $84,000 for the six months ended December 31, 2003, primarily a result of proceeds recorded from insurance dividends and distributions, compared to $329,000 for the six months ended December 31, 2002, which was primarily a result of proceeds recorded from the settlement of a lawsuit.

        Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”

        Interest expense was $2.2 million for the six months ended December 31, 2003, compared to $2 million for the six months ended December 31, 2002. The increase was primarily a result of imputed interest and beneficial conversion expenses of $2 million recorded in connection with the terms of the PFC Note, partially offset by debt settlements connected with the sale of the Imagent assets.

Three Months ended December 31, 2003 as Compared with Three Months ended December 31, 2002

        For the three months ended December 31, 2003, the Company recorded a gain on the disposition of assets of $513,000 resulting from payments (totaling $498,000) from Photogen to fund Alliance’s obligations and settlements (totaling $15,000) with various vendors and creditors during the period in connection with the Imagent asset sale transaction. For settlement agreements with vendors and creditors that provide for extended repayment terms, the Company has recorded the entire outstanding obligation less payments to date, as the Company will not be released from the full liability until completing the repayment terms. Upon repaying the agreed-upon settlement amount, the Company will reduce the outstanding obligation to zero and will record a gain on settlement with creditors.

        The Company’s revenue increased to $47,000 for the three months ended December 31, 2003, compared to $10,000 for the three months ended December 31, 2002. This increase is due to an increase in royalties received.

        Research and development expenses decreased by 95% to $209,000 for the three months ended December 31, 2003, compared to $4 million for the three months ended December 31, 2002. During the quarter, as a result of the PFC Note, the Company was able to make payments for the initiation of certain Oxygent development activities. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing, all of which are connected with the sale of the Imagent assets, as well as to decreases related to the Company’s other research and development activities.

        General and administrative expenses decreased by 82% to $337,000 for the three months ended December 31, 2003, compared to $1.9 million for the three months ended December 31, 2002. General and administrative expenses recorded for the quarter were primarily legal and accounting fees, and SEC-related expenses (i.e., proxy, annual report, etc.) The decrease in general and administrative expenses was primarily due to no marketing activities costs, as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent assets.

        Investment income was $2,000 for the three months ended December 31, 2003, compared to $17,000 for the three months ended December 31, 2002. The decrease was primarily a result of lower average cash balances.

        Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary.”

        Interest expense was $2.1 million for the three months ended December 31, 2003, compared to $1.2 million for the three months ended December 31, 2002. The increase was primarily the result of imputed interest and beneficial conversion expenses of $2 million recorded in connection with the terms of the PFC Note, partially offset by debt settlements connected with the sale of the Imagent assets.

        Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company’s historical results are not necessarily indicative of future results.

Liquidity and Capital Resources

        Through December 31, 2003, the Company has financed its activities primarily from public and private sales of equity, debt issuance and funding from collaborations with corporate partners.

        On June 18, 2003, Photogen acquired the Imagent assets and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of Photogen common stock. During the period between 90 and 365 days after the closing, Photogen is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to certain creditors. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, Photogen is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). See Note 2 to the Unaudited Condensed Consolidated Financial Statements above.

        As part of Photogen’s purchase of the Imagent assets, Photogen assumed certain debt obligations that Alliance entered into in July and August 2002, which included two separate loan and security agreements that totaled $3 million with an investment firm at an effective 100% annualized interest rate. Photogen assumed a total of $3.8 million plus unpaid accrued interest.

        The rights Alliance was entitled to under the Schering License Agreement were transferred to Photogen at the consummation of its acquisition of the Imagent assets. Photogen also assumed a marketing agreement and line of credit totaling $2.5 million in connection with its acquisition of the Imagent assets.

        As of June 18, 2003, the Company had received $5.8 million through the issuance of the Notes to various institutional investors and Photogen. In connection with the sale of the Imagent assets, the holders of the Notes (excluding Photogen) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and Photogen agreed to deliver certain consideration to each as described in the Asset Purchase Agreement. Upon delivery of the specified consideration, Alliance’s obligations shall be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Photogen to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Photogen for the benefit of Alliance, fully enforceable against Photogen irrespective of any actions, financial condition or other circumstances relating to Photogen hereafter. The outstanding principal balance on the Notes of $1.1 million and accrued interest of $146,000 are due and payable and classified as short-term debt in the Consolidated Balance Sheet at December 31, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the quarter ended September 30, 2003. The outstanding principal balance of $6.5 million is due and payable and classified as short-term debt in the Consolidated Balance Sheet at December 31, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to the payout agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. The outstanding principal balance of $4.5 million and accrued interest are due and payable and classified as short-term debt in the Consolidated Balance Sheet at December 31, 2003. Pursuant to the agreement, the investors will also receive shares of Photogen common stock.

        On October 18, 2002, Alliance’s common stock was delisted from the Nasdaq National Market for failure to meet the continued listing requirements. The Company’s common stock is now trading on the Over-the-Counter Bulletin Board under the symbol ALLP.OB.

        The Company had a net working deficit of $17.8 million at December 31, 2003, compared to $20.9 million at June 30, 2003. The Company’s cash and cash equivalents decreased to $421,000 at December 31, 2003, from $763,000 at June 30, 2003. The decrease resulted primarily from net cash used in operations of $1.7 million, partially offset by cash received from Photogen of $760,000 for payments to creditors in connection with the sale of the Imagent assets, the $500,000 received from the sale of the PFC Note, and $145,000 received from the exercise of warrants and stock options. The Company’s operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

        If the Company is successful in securing additional financing, the Company expects to incur substantial expenditures associated with product development. The Company may seek additional collaborative research and development relationships with suitable corporate partners for its products. There can be no assurance that such relationships, if any, will successfully reduce the Company’s funding requirements. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. Because adequate funds were not available, the Company has delayed its Oxygent development efforts and it has delayed, scaled back, and eliminated one or more of its other product development programs, and it may be required to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would not otherwise relinquish.

        The Company lacks sufficient working capital to fund operations for the entire fiscal year ending June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, and business development activities. The report of the Company’s independent auditors on the Company’s fiscal 2003 financial statements includes a paragraph that notes that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Under the Asset Purchase Agreement of the sale of the Imagent assets, the following debt was either assumed by Photogen or settled through payout agreements: $5.5 million of secured debt, $2.5 million drawn on a line of credit, a $2.4 million capital lease, $2.5 million in accounts payable and accrued expenses, and $12.1 million in secured convertible debt (which is still included in liabilities as of December 31, 2003). Also, as part of the agreement, the Photogen portion of the 8% convertible debt of $4.8 million has been forgiven and will be repaid by a reduction of future Imagent royalty payments, if any. See Note 2 to the Unaudited Condensed Consolidated Financial Statements above.

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

Part II  Other Information:

Item 1.  Legal Proceedings

        In September 2003, Mt. Sinai School of Medicine of New York University (“Mt. Sinai”) sued Alliance in a New York state court for alleged breach of two license and research agreements dating back to 1987 and 2001. The suit alleges that Alliance breached both the 1987 and 2001 agreements and demands $326,502.95 in damages plus interest. The suit also seeks a declaratory judgment that both the 1987 and 2001 agreements are void and of no effect. In answering the lawsuit, Alliance brought counterclaims of its own against Mt. Sinai alleging breach of the 1987 and 2001 agreements, a breach of good faith and fair dealing as to the 1987 agreement, a declaratory judgment that the 1987 agreement was still in effect and for an accounting of money spent by Alliance under both the 1987 and 2001 agreements. Alliance believes the suit lacks merit and plans a vigorous defense of its rights under both agreements; however, there can be no assurances that Alliance will ultimately prevail or that the outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

        On June 13, 2003, Alliance and Photogen jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, “Amersham”) in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham’s Optison product, Amersham and its related entities infringe on seven patents acquired by Photogen through its purchase of the Imagent assets. Alliance and Photogen are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance’s subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. Alliance and MBI believe that Amersham’s counterclaims are completely without merit; however, there can be no assurances that Alliance and MBI will ultimately prevail or that the outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

        On July 2, 2003, Hub Properties Trust (“Hub”) filed a lawsuit against Alliance, Immune Complex Corporation, Immune Complex, LLC (collectively “Immune Complex”), and Vaccine Research Institute of San Diego (“Vaccine”). Hub alleges that the defendants are liable for slightly less than $3.5 million of damages Hub suffered because Hub was unable to lease two properties due to defendants’ failure to timely deactivate the radiological materials licenses on the properties. Alliance was the primary tenant, Immune Complex was Alliance’s subtenant, and Vaccine was Immune Complex’s sub-subtenant. Immune Complex tendered its defense to Alliance. Alliance did not accept the tender of defense. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against Alliance. The dispute revolves primarily around Hub’s contention that Alliance and Vaccine did not obtain decommissioning of the Radioactive Material Licenses from the State of California prior to expiration of the leases, and should therefore pay for a holdover tenancy for the period between the time that Alliance, Immune Complex, and Vaccine vacated the property and the time of decommissioning.  Alliance disputes Hub’s theory, and plans to file a cross-complaint against Hub for return of the Security Deposit funds remaining, approximately $500,000. A settlement conference has been scheduled for March of 2004.

        On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company’s registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against the Company and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. No trial date has been set in the lawsuit. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

        In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleged that MBI breached a license agreement and sought an accounting, damages, a declaratory judgment terminating the license agreement, and payment of fees and expenses. In December 2003, the court entered a judgment in favor of MBI. On January 29, 2004, the court denied plaintiff’s motion to amend the judgment. Plaintiff has indicated that it intends to appeal the court’s judgment. The Company believes that an appeal is without merit; however, there can be no assurances that MBI will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Secured Convertible Note Purchase Agreement dated November 20, 2003 by and among PFC Therapeutics and Technology Gateway Partnership, L.P.
4.2	Security Agreement dated November 20, 2003 by and among PFC Therapeutics and Technology Gateway Partnership, L.P.
4.3	Secured Convertible Note in the Principal Amount of $500,000, issued November 20, 2003 by PFC Therapeutics in favor of Technology Gateway Partnership, L.P.

4.4	Warrant issued November 20, 2003 by PFC Therapeutics to Technology Gateway Partnership, L.P.
4.5	Guaranty and Security Agreement dated November 20, 2003 by and among the Company and Technology Gateway Partnership, L.P.
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Chief Executive and Chief Accounting Officers' Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)
/s/ DUANE J. ROTH
Duane J. Roth
Chairman, CEO, and Chief Financial Officer

Date: February 19, 2004