Form 10QSB
period 2004-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2004-05-17
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission File Number  0-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of Small Business Issuer as specified in its charter)

New York	14-1644018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6175 Lusk Boulevard San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Yes       X               No

As of May 13, 2004, Registrant had 28,541,818 shares of its Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                      No       X

ALLIANCE PHARMACEUTICAL CORP.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets
	(Balance Sheet as of March 31, 2004 is unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16
Item 3	Controls and Procedures	23
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 2	Changes in Securities	25
Item 3	Defaults Upon Senior Securities	25
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits and Reports on Form 8-K	27

Part I Financial Information:
Item 1. Financial Statements

        ALLIANCE PHARMACEUTICAL CORP.
        CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$116,000	$763,000
Other current assets	110,000	20,000

Total current assets	226,000	783,000
Restricted cash	--	532,000
Other assets - net	466,000	590,000

	$692,000	$1,905,000

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,187,000	$6,406,000
Accrued expenses	992,000	2,696,000
Short-term debt	500,000	12,583,000

Total current liabilities	4,679,000	21,685,000
Other liabilities	1,250,000	--
Stockholders' deficit:
Preferred stock - $.01 par value; 5,000,000 shares authorized;
793,750 shares of Series F Preferred Stock issued and
outstanding at March 31, 2004 and June 30, 2003	8,000	8,000
Common stock - $.01 par value; 125,000,000 shares authorized;
28,541,818 and 27,973,961 shares issued and outstanding
at March 31, 2004 and June 30, 2003, respectively	285,000	280,000
Additional paid-in capital	470,545,000	468,350,000
Accumulated deficit	(476,075,000)	(488,418,000)

Total stockholders' deficit	(5,237,000)	(19,780,000)

	$692,000	$1,905,000

Note:	The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Royalty, license and research revenue	$--	$22,000	$64,000	$53,000
Operating expenses:
Research and development	205,000	2,818,000	588,000	13,008,000
General and administrative	326,000	1,183,000	791,000	5,980,000

	531,000	4,001,000	1,379,000	18,988,000

Loss from operations	(531,000)	(3,979,000)	(1,315,000)	(18,935,000)
Investment income	1,000	11,000	7,000	60,000
Other income	--	--	84,000	329,000
Loss on investment	--	--	--	(500,000)
Interest expense	--	(1,086,000)	(2,156,000)	(3,083,000)
Gain on disposition of asset	13,312,000	--	15,724,000	--

Net income (loss)	$12,782,000	$(5,054,000)	$12,344,000	$(22,129,000)

Net income (loss) per common share, basic	$0.45	$(0.26)	$0.44	$(1.19)

Net income (loss) per common share, diluted	$0.43	$(0.26)	$0.42	$(1.19)

Weighted average shares outstanding, basic	28,442,000	19,730,000	28,240,000	18,597,000

Weighted average shares outstanding, diluted	29,984,000	19,730,000	29,581,000	18,597,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2004	2003
	(Unaudited)
Operating activities:
Net income (loss)	$12,344,000	$(22,129,000)
Adjustments to reconcile net income (loss) to net
cash used in operations:
Depreciation and amortization	--	4,363,000
Expense associated with option or warrant issuance	5,000	226,000
Expense associated with debt issuance	2,000,000	--
Loss on investment	--	500,000
Gain on disposition of asset	(15,724,000)	--
Changes in operating assets and liabilities:
Restricted cash and other assets	566,000	790,000
Accounts payable, accrued expenses and other	(1,496,000)	6,013,000

Net cash used in operating activities	(2,305,000)	(10,237,000)

Investing activities:
Proceeds from disposition of assets	963,000	--
Property, plant and equipment - net	--	71,000

Net cash provided by investing activities	963,000	71,000

Financing activities:
Issuance of common stock	195,000	130,000
Issuance of convertible preferred stock - net	--	250,000
Proceeds from debt	500,000	6,860,000
Proceeds from revolving line of credit	--	1,784,000

Net cash provided by financing activities	695,000	9,024,000

Decrease in cash and cash equivalents	(647,000)	(1,142,000)
Cash and cash equivalents at beginning of period	763,000	1,416,000

Cash and cash equivalents at end of period	$116,000	$274,000

Supplemental disclosure of cash flow information:
Interest paid	$--	$235,000

Supplemental disclosure of non-cash investing and
financing activities:
Issuance of common stock upon conversion of notes	$--	$900,000

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company” or “Alliance”) are engaged in identifying, designing, and developing novel medical products.

Liquidity and Basis of Presentation

        The accompanying financial statements are prepared assuming the Company is a going concern. The Company lacks sufficient working capital to fund its operations beyond June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, manufacturing and business development activities. Management believes there are a number of potential alternatives available to meet the continuing capital requirements, such as public or private financings or collaborative agreements, and is actively pursuing all the alternatives. In addition, the Company continues to reduce its ongoing expenses and has significantly curtailed its operating plans. The quarterly financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary Molecular Biosystems, Inc. (“MBI”) from the acquisition date of December 29, 2000, its wholly owned subsidiaries Astral, Inc. (“Astral”), MDV Technologies, Inc., and Alliance Pharmaceutical GmbH, its majority-owned subsidiary Talco Pharmaceutical, Inc., and its majority-owned subsidiary PFC Therapeutics, LLC (“PFC Therapeutics”) from June 18, 2003, when Alliance acquired Baxter Healthcare Corporation’s (“Baxter”) ownership interest. Our subsidiaries have minimal operations and significant intercompany accounts and transactions have been eliminated.

Interim Condensed Financial Statements

        The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three and nine months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company’s consolidated financial statements and disclosures thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2003.

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

Computation of Earnings Per Common Share

        Basic earnings per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months and nine months ended March 31, 2004 reflect the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants and the conversion of preferred stock where the effect of those securities is dilutive. The debentures outstanding during the nine months ended March 31, 2004 have not been included in the diluted earnings per share calculation as the debentures were no longer convertible following the consummation of the settlement agreements with the creditors at the time of the sale of the Imagent assets. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months and nine months ended March 31, 2003, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Income/(Loss) (Numerator)	Shares (Denominator)	Income/(Loss) per share
Three Months ended March 31, 2004
Basic earnings per share:
Net income	$12,782,000	28,442,000	$0.45
Diluted earnings per share:
Dilutive stock options and warrants	--	907,000
Series F preferred stock	--	635,000

Net income plus assumed conversions	$12,782,000	29,984,000	$0.43

Nine Months ended March 31, 2004
Basic earnings per share:
Net income	$12,344,000	28,240,000	$0.44
Diluted earnings per share:
Dilutive stock options and warrants	--	706,000
Series F preferred stock	--	635,000

Net income plus assumed conversions	$12,344,000	29,581,000	$0.42

Three Months ended March 31, 2003
Basic and diluted loss per share	$(5,054,000)	19,730,000	$(0.26)

Nine Months ended March 31, 2003
Basic and diluted loss per share	$(22,129,000)	18,597,000	$(1.19)

Accounting for Stock–Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, an amendment to SFAS No. 123. In accordance with its provisions, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options during the three-month and nine-month periods ended March 31, 2004 and 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three months and nine months ended March 31:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Net income (loss)
As reported	$12,782,000	$(5,054,000)	$12,344,000	$(22,129,000)
Fair value of stock-based
employee compensation	(198,000)	(652,000)	(591,000)	(2,610,000)

Pro forma	$12,584,000	$(5,706,000)	$11,753,000	$(24,739,000)

Net income (loss) per share, basic
As reported	$0.45	$(0.26)	$0.44	$(1.19)
Pro forma	$0.44	$(0.29)	$0.42	$(1.33)

Net income (loss) per share, diluted
As reported	$0.43	$(0.26)	$0.42	$(1.19)
Pro forma	$0.42	$(0.29)	$0.40	$(1.33)

        The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and nine-month periods ended March 31, 2004 and 2003 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for all periods: risk-free interest rate range of 3.25% to 6.5%; dividend yield of 0%; volatility factor of 135%; and a weighted–average expected term of 7 years. The estimated weighted average fair value at grant date for the options granted during the three-month and nine-month periods ended March 31, 2004 was $0.41 and $0.17 per option, respectively. The estimated weighted average fair value at grant date for the options granted during the three-month and nine-month periods ended March 31, 2003 was $0.07 and $0.26 per option, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, “Comprehensive Income” requires unrealized gains and losses on the Company’s available-for-sale securities to be included in accumulated comprehensive income (loss). During the three months and nine months ended March 31, 2004 and 2003, the total comprehensive income (loss) was the same as the reported net income (loss).

2.	PFC THERAPEUTICS, LLC

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of OxygentTM in Europe and North America. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent. The Company accounted for its investment of $5 million in PFC Therapeutics from May 2000 through June 2003 using the equity method of accounting. There was no operating activity within the joint venture from May 2000 through June 2003 and, therefore, there were no gains or losses resulting from the joint venture.

        In June 2003, Alliance acquired Baxter’s 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of Oxygent and other products. The percentage fee will be two percent (2%) of all of Alliance’s or PFC Therapeutics’ future gross sales, if any, of the products, with a maximum percentage fee of $30 million. In accordance with FASB No. 141, Business Combinations, the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter’s ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

        PFC Therapeutics maintained $10 million of assets (of which the Company’s investment in PFC Therapeutics was $5 million) as of June 30, 2002 and 2001, and had no operating activity (except the purchase of the prepaid royalty of $10 million from Alliance in 2000) since inception of the joint venture.

        In June 2003, Alliance and certain of its creditors entered into an agreement (the “Participation Agreement”), which, among other things, granted each creditor an ownership interest in the Oxygent Business (as defined in the Participation Agreement). In April 2004, Alliance agreed to issue each of these creditors a warrant to purchase a certain number of shares of Alliance’s common stock (the “Warrants”). In exchange for the issuance of the Warrants, these creditors have agreed to assign all of their rights under the Participation Agreement to Alliance.

3.	SALE OF Imagent® BUSINESS

        On June 18, 2003, IMCOR Pharmaceutical Co. (“IMCOR”), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of IMCOR common stock. During the period between 90 and 365 days after the closing, IMCOR agreed to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to completely settle certain obligations of Alliance. The amount of consideration was determined through arms-length negotiation. To the extent these obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003 related to this disposition of an asset.

        On February 5, 2004, IMCOR held a special meeting of its stockholders, where its stockholders approved the issuance of more than 20% of IMCOR’s voting stock to certain creditors of Alliance in connection with IMCOR’s assumed obligations of Alliance. During the quarter ended March 31, 2004, Alliance recorded $13.3 million as a gain on the disposition of an asset as a result of IMCOR issuing shares of its stock to Alliance creditors, IMCOR funding $203,000 of Alliance’s obligations, and $9.4 million related to settlement agreements entered into with creditors to reduce its obligations or IMCOR’s assumed obligations of Alliance. For the nine-month period ended March 31, 2004, Alliance recorded $15.7 million as a gain on the disposition of an asset as a result of IMCOR issuing shares of its stock to Alliance creditors, IMCOR funding $963,000 of Alliance’s obligations, and $11.1 million related to creditor settlements or IMCOR’s assumed obligations of Alliance. To date, Alliance has recorded $26.3 million as a gain on the disposition of an asset as a result of IMCOR issuing shares of its stock to Alliance creditors, IMCOR funding $1.6 million of Alliance’s obligations, and $21 million related to settlement agreements or IMCOR’s assumed obligations of Alliance. The remaining required cash payments by IMCOR will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of asset at the time that Alliance is legally released from the liabilities.

        In addition, subsequent to the closing and through 2010, IMCOR is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). The assets acquired by IMCOR include all of Alliance’s assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration (“FDA”) for marketing in the United States in June 2002.

        The amount of the earn-out will equal, for each year of the earn-out: (i) 7.5% of Imagent revenue up to $20 million; (ii) 10% of Imagent revenue between $20 million and $30 million; (iii) 15% of Imagent revenue between $30 million and $40 million; and (iv) 20% of Imagent revenue above $40 million. The earn-out will be reduced by amounts IMCOR must pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments IMCOR receives from Schering under the license agreement, and amounts of any indemnification claims IMCOR has against Alliance. The earn-out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated June 18, 2003 by and between Alliance and IMCOR (the “Asset Purchase Agreement”)) that entitle IMCOR to retain portions of the earn-out otherwise payable to Alliance:

•	Up to approximately $1.6 million for a fixed price offset, depending on the satisfaction of certain conditions;

•	The amount of any payments not committed to at closing IMCOR makes after the closing to Alliance’s creditors plus up to $1 million of litigation expenses for certain patent and other litigation; and

•	Between $4 million and $5 million, which is the principal and accrued interest under IMCOR’s bridge loans to Alliance, depending on the satisfaction of certain conditions.

        The gain on disposition of Imagent assets of $15.7 million for the nine months ended March 31, 2004 is calculated as follows (in thousands):

IMCOR issuance of common stock	$3,677
IMCOR funding of Alliance's obligations	963
Settlement agreements entered into with
vendors and creditors	11,085

Gain on dispostion of Imagent asset for
the nine months ended March 31, 2004	$15,725

        The gain on disposition of Imagent assets of $26.3 million from the date of the sale to March 31, 2004 is calculated as follows (in thousands):

IMCOR bridge loan to Alliance of $4,725 and accrued
interest of $86, which was converted into a requirement by
Alliance to provide future royalty payments to IMCOR	$4,811
IMCOR issuance of common stock	3,677
Cash payments by IMCOR for operating expenses on behalf of Alliance	1,620
Assumption by IMCOR of operating liabilities and other debt
and settlements with vendors and creditors of Alliance	15,473
Assumption by IMCOR of Cardinal Health Agreement and related
line of credit	2,460
Assumption by IMCOR of secured debentures, which held an effective
100% annualized interest rate (IMCOR has made payments of
$1.25 million as of June 30, 2003)	5,541
Carrying value of fixed assets of Alliance acquired by IMCOR	(7,240)

Gain on sale of assets of Imagent to IMCOR	$26,342

4.	DEBT OBLIGATIONS

        On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the “PFC Note”) to an investor. According to the terms of the PFC Note, upon consummation of a financing, the outstanding principal amount of the PFC Note was, at the option of the investor, to convert into an equity interest in PFC Therapeutics on the terms of equity portion (if any) of the financing. For purposes of the PFC Note, “financing” was defined as any financing pursuant to which the Company receives gross proceeds of $10 million. In the event the PFC Note was not converted in connection with a financing, Alliance was to assign to the investor, as full repayment of the PFC Note, 100% of the earn-out, up to an aggregate maximum amount of $1.5 million, to be paid to Oxygentcreditors after January 1, 2006 (as defined in the Imagent Asset Purchase Agreement dated June 18, 2003 by and between Alliance and IMCOR). The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note is classified in the current liabilities section of the Consolidated Balance Sheet at March 31, 2004. The Company recorded imputed interest expense of $1 million and a beneficial conversion feature charge of $1 million (included in interest expense) during the second quarter of fiscal 2004 based on the valuation of the warrant issued in connection with the PFC Note.

        On February 13, 2004, the Company reached an agreement pursuant to which the PFC Note will be converted into equity of PFC Therapeutics at the close of a financing and based on the terms of the financing, and the warrant issued to the holder of the PFC Note will be cancelled upon Alliance issuing 2.5 million shares of common stock to the note holder. A registration statement will be filed in connection with the financing.

        As of June 18, 2003, the Company had received $5.8 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors ($1.1 million) and IMCOR ($4.7 million). The Notes were to mature in two years from the date of issuance and were convertible into shares of Alliance’s common stock at $0.35 per share. Alliance’s obligations under the Notes were secured by certain of its assets, including all of its assets related to and its rights and interests in Imagent and Oxygent. In connection with the issuance of the Notes, Alliance obtained the consent and waiver of anti-dilution rights from a majority of the investors in the Company’s October 2001 private placement. The Company also obtained a similar consent and waiver from the holders of its 5% Convertible Debentures (the “2004 Debentures”) issued in 2000. As amended in February 2003, these consents and waivers applied to any future issuance of notes by the Company on the same terms as the Notes up to an aggregate of $5 million. The Company reduced the exercise price on the warrants issued to the investors in the October 2001 private placement from $3.38 to $0.35 per share, in accordance with the terms of the warrants. Alliance reduced the conversion rate of the 2004 Debentures to $1.60 per share. Alliance also agreed to issue warrants exercisable for an aggregate of 2,000,000 shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures and granted them a junior lien in the assets securing the Notes.

        In connection with the sale of all of the assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining Imagent, the holders of the Notes (excluding IMCOR) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and IMCOR agreed to deliver certain consideration to each as described in the Asset Purchase Agreement and summarized below. The debt of $4.8 million, including accrued interest, due to IMCOR has been forgiven by IMCOR and will be repaid through a reduction of future Imagent royalty payments, if any. In the event there are no future Imagent royalty payments, the value of the Notes will remain forgiven.

        Upon delivery of the specified consideration, Alliance’s obligations under the Notes and the 2004 Debentures were terminated and satisfied in full, and each of the loan documents was deemed terminated and of no further effect. The obligation of IMCOR to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of IMCOR for the benefit of Alliance, fully enforceable against IMCOR irrespective of any actions, financial condition or other circumstances relating to IMCOR. During the quarter, upon IMCOR issuing common stock as part of its outstanding obligation to certain debt holders, the Company eliminated the carrying value of the short-term debt totaling $12.1 million and recorded a corresponding gain on disposition of asset. The Company also reduced accrued interest by $923,000 at March 31, 2004.

        Alliance’s specified consideration included the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors and up to an aggregate of 14.84% interest in the Oxygent technology. The Company will value the interest in Oxygent technology provided to certain creditors and record this value as deferred royalty payments. As of March 31, 2004, the Company has recorded deferred royalty payments of $1.25 million. Reductions to liabilities totaled $15.7 million due to IMCOR issuance of stock to creditors, cash payments funded by IMCOR to vendors and creditors, and settlements with vendors and creditors during the nine-month period ended March 31, 2004. For settlement agreements with vendors that provide for extended repayment terms, the Company will continue to record the entire outstanding obligation, less payments to date, as the Company will not be released from the full liability until it has repaid the entire settlement amount.  Upon repaying the agreed-upon settlement amount, the Company will record a gain on settlement with creditors.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm. In connection with these transactions, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. As part of the sale of the Imagent assets, IMCOR assumed Alliance’s obligations under these two loan and security agreements.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes. The notes were convertible at any time after November 15, 2001, at each investor’s option into shares of Alliance common stock at $78.60 per share (as adjusted for the 1:5 reverse stock split), subject to certain antidilution provisions. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the first quarter of fiscal 2004. Upon IMCOR issuance of common stock, the outstanding principal balance of $6.5 million was eliminated and a corresponding gain on sale of asset was recorded at March 31, 2004.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. In connection with the issuance of the Notes described above, Alliance obtained the consent and waiver of antidilution rights from the investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to a payout agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. Upon IMCOR issuance of common stock, the outstanding balance, including accrued interest, of $5.2 million was eliminated and a corresponding gain on sale of asset was recorded at March 31, 2004.

        Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 pursuant to a schedule included in the agreement. Accordingly, Alliance has made payments totaling $35,000 and has included the balance of the compromised amount in accrued expenses in the Consolidated Balance Sheet at March 31, 2004.

5.	PREFERRED STOCK

        In May 2000, Alliance entered into a joint venture with Baxter and sold 500,000 shares of its Series F Preferred Stock for $20 million. During the years ended June 30, 2003, 2002 and 2001, the Company sold to Baxter 6,250, 187,500 and 100,000 additional shares of its Series F Preferred Stock for $250,000, $7.5 million and $4 million, respectively. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) upon termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance’s common stock is equal to or greater than $22 per share ($110 per share based on a post-reverse split of 5:1); or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

        The Series F Preferred Stock is convertible at the following conversion rates: 1) if Alliance’s common stock price averages $22 ($110 per share on a post-reverse split basis) per share over a 20-day period through May 19, 2004, the conversion price for the Series F Preferred Stock will be $22 per share ($110 per share on a post-reverse split basis); 2) if the license agreement between Alliance and PFC Therapeutics is terminated, the conversion price will not be less than $10 per share ($50 per share on a post reverse split basis); or 3) if the events discussed above do not occur, the conversion price will be based on the market value of Alliance’s common stock at the time of conversion, subject to “Certain Limitations,” as discussed below.

        “Certain Limitations” refers to the situation where if a conversion event occurs or a conversion election is made and conversion of shares of Series F Preferred Stock would result in the issuance by the Company of a number of shares (the “Additional Shares”) of its common stock greater than the “Issuance Limit,” as defined below, then the Company need not issue the Additional Shares, unless it first obtains shareholder approval of the issuance of the Additional Shares. “Issuance Limit” means 9,389,477 shares (before the reverse stock split of 5:1) of common stock (that is, 19.9% of the shares of common stock issued and outstanding as of May 16, 2000). If the Company does not obtain shareholder approval for the issuance of the Additional Shares or in any event, does not, prior to the expiration of 120 days after such conversion election, issue the Additional Shares required to be issued as a result of such conversion event or conversion election, the Company shall pay to each person entitled to receive such Additional Shares an amount in cash equal to the aggregate market price of such Additional Shares on the day that the conversion event occurred or the conversion election was made. The market price for such day shall be the last reported sales price on the principal exchange on which the common stock is listed, or if it is not so listed, the Nasdaq National Market or, if it is not so listed, on the over-the-counter market.

        In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, the conversion price of the Series F Preferred Stock to common stock is fixed at $50 per common share (post-reverse split of 5:1). Based on this conversion price, the outstanding shares of Series F Preferred Stock are convertible into 635,000 shares of common stock. The Company has accounted for the Series F Preferred Stock as a component of stockholders’ equity.

6.	SUBSEQUENT EVENTS

        On April 5, 2004, PFC Therapeutics and Nycomed, a leading European pharmaceutical company, signed a collaboration agreement for Nycomed to develop and commercialize Oxygent in Europe. Under terms of the agreement, Nycomed will be responsible for the remaining clinical and regulatory development, and future marketing of Oxygent within a broad European territory. The agreement also includes an option for Nycomed to acquire Oxygent rights for China. PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Nycomed and will receive a royalty on Oxygent sales following commercialization.

        On April 19, 2004, PFC Therapeutics and Ilyang Pharm. Co., Ltd. (“Ilyang”), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Ilyang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Ilyang and will receive a royalty on Oxygent sales following commercialization. Ilyang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

        The goal of the Oxygent clinical development program will be to seek marketing authorization for an indication to use Oxygent during surgery when tissues are in acute need of additional oxygen supply, and thereby decrease or avoid the need for transfusion of donor blood. Alliance will continue to pursue development and commercialization of Oxygent in the U.S. and will continue working to secure agreements for selected other countries.

        In April 2004, certain secured creditors that accepted an ownership interest in the Oxygent technology as part of their payout amounts to satisfy Alliance’s obligations and liabilities to such creditors agreed to exchange their ownership interest in PFC Therapeutics for warrants to purchase shares of Alliance’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(References to years are to the Company’s fiscal years ended June 30 of such years.)

        Since commencing operations in 1983, the Company has applied substantially all of its resources to research and development programs and to clinical trials. The Company has incurred operating losses since inception and, as of March 31, 2004, has an accumulated deficit of $476 million. The Company expects to incur significant operating losses over at least the next few years as the Company continues its research and product development efforts and attempts to commercialize its products.

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

Forward-Looking Information

        Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company’s business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company’s development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company’s products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company’s products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company’s business; and possible competition from other products. Furthermore, even if the Company’s products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the Company's latest Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Research and Development

        In fiscal 2003, 2002 and 2001, the Company incurred research and development expenses for Oxygent, an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit, of $3.1 million, $13.9 million, and $27.1 million, respectively. Research and development costs to date for our oxygen-carrying product candidates, including Oxygent, total approximately $154 million. While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $60 million. We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

        Astral, our wholly owned subsidiary, is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. In fiscal 2003, 2002 and 2001, Astral incurred research and development expenses of $1.5 million, $2.9 million, and $2 million, respectively. Astral’s research and development costs to date total approximately $11 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral’s product candidates for commercialization. We do not anticipate that any of Astral’s early-stage product candidates will reach the market for at least several years, if at all.

        In December 2002, Alliance entered into an exclusive license agreement with Mixture Sciences, Inc. (“Mixture Sciences”) for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. Alliance has certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Alliance has recorded the funds, totaling $285,000 at March 31, 2004, from Mixture Sciences as a current liability.

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

Results of Operations

Nine Months ended March 31, 2004 as Compared with Nine Months ended March 31, 2003

        For the nine months ended March 31, 2004, the Company recorded a gain on the disposition of assets of $15.7 million resulting from the issuance of IMCOR stock, payments from IMCOR to fund Alliance’s obligations, the assumption by IMCOR of certain Alliance obligations, and settlements with various vendors and creditors during the period in connection with the Imagent asset sale transaction. (For additional information regarding the Imagent asset sale transaction, see “Liquidity & Capital Resources” below and Note 3 to the Unaudited Condensed Consolidated Financial Statements.) For settlement agreements with vendors that provide for extended repayment terms, the Company has recorded the entire outstanding obligation less payments to date, as the Company will not be released from the full liability until completing the repayment terms. Upon repaying the agreed-upon settlement amount, the Company will reduce the outstanding obligation to zero and will record a gain on settlement with creditors. The balance of such vendor agreements that provide for extended repayment, which will be recorded as a gain upon the last payment by IMCOR, is $767,000 at March 31, 2004.

        The Company’s revenue increased by approximately 21% to $64,000 for the nine months ended March 31, 2004, compared to $53,000 for the nine months ended March 31, 2003. This increase is due to an increase in royalties received from sales other than Imagent.

        Research and development expenses decreased by approximately 95% to $588,000 for the nine months ended March 31, 2004, compared to $13 million for the nine months ended March 31, 2003. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing expenses, all of which are connected with the sale of the Imagent assets, as well as to decreases related to the Company’s other research and development activities.

        General and administrative expenses decreased by approximately 87% to $791,000 for the nine months ended March 31, 2004, compared to $6 million for the nine months ended March 31, 2003. The decrease in general and administrative expenses was primarily due to a $2.6 million decrease in professional fees related to marketing activities and other sales and marketing costs, as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent assets.

        Investment income decreased by approximately 88% to $7,000 for the nine months ended March 31, 2004, compared to $60,000 for the nine months ended March 31, 2003. The decrease was primarily a result of lower average cash balances.

        Other income was $84,000 for the nine months ended March 31, 2004, primarily a result of proceeds recorded from insurance dividends and distributions, a decrease of approximately 74% compared to $329,000 for the nine months ended March 31, 2003, which was primarily a result of proceeds recorded from the settlement of a lawsuit.

        Loss on investment of $500,000 was recorded in fiscal year 2003 when the Company determined that the decline in the valuation of its investment in Metracor Technologies, Inc. was “other than temporary.”

        Interest expense was $2.2 million for the nine months ended March 31, 2004, a decrease of approximately 29% compared to $3.1 million for the nine months ended March 31, 2003. The decrease was primarily a result of debt settlements connected with the sale of the Imagent assets in June 2003, partially offset by imputed interest and beneficial conversion expenses of $2 million recorded in connection with the terms of the PFC Note issued in the second quarter of fiscal 2004.

Three Months ended March 31, 2004 as Compared with Three Months ended March 31, 2003

        For the three months ended March 31, 2004, the Company recorded a gain on the disposition of assets of $13.3 million resulting from the issuance of IMCOR stock, payments from IMCOR to fund Alliance’s obligations, the assumption by IMCOR of certain Alliance obligations, and settlements with various vendors and creditors during the period in connection with the Imagent asset sale transaction. (For additional information regarding the Imagent asset sale transaction, see “Liquidity & Capital Resources” below and Note 3 to the Unaudited Condensed Consolidated Financial Statements.) For settlement agreements with vendors that provide for extended repayment terms, the Company has recorded the entire outstanding obligation less payments to date, as the Company will not be released from the full liability until completing the repayment terms. Upon repaying the agreed-upon settlement amount, the Company will reduce the outstanding obligation to zero and will record a gain on settlement with creditors.

        The Company received no revenue during the three months ended March 31, 2004, compared to $22,000 royalty revenue during the three months ended March 31, 2003.

        Research and development expenses decreased by approximately 93% to $205,000 for the three months ended March 31, 2004, compared to $2.8 million for the three months ended March 31, 2003. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing expenses, all of which are connected with the sale of the Imagent assets, as well as to decreases related to the Company’s other research and development activities.

        General and administrative expenses decreased by approximately 73% to $326,000 for the three months ended March 31, 2004, compared to $1.2 million for the three months ended March 31, 2003. General and administrative expenses recorded for the quarter were primarily legal fees. The decrease in general and administrative expenses was primarily due to no marketing activities costs (approximately one half of the general and administrative costs for the three months ended March 31, 2003), as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent assets.

        Investment income was $1,000 for the three months ended March 31, 2004, compared to $11,000 for the three months ended March 31, 2003, a decrease of approximately 91%. The decrease was primarily a result of lower average cash balances.

        No interest expense was recorded for the three months ended March 31, 2004, compared to $1.1 million for the three months ended March 31, 2003. This was primarily the result of debt settlements connected with the sale of the Imagent assets.

        Alliance expects to continue to incur substantial expenses associated with its research and development programs. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of revenues earned and expenses incurred and such fluctuations may be substantial. The Company’s historical results are not necessarily indicative of future results.

Liquidity and Capital Resources

        Through March 31, 2004, the Company has financed its activities primarily from public and private sales of equity, debt issuance, and funding from collaborations with corporate partners.

        On June 18, 2003, IMCOR acquired the Imagent assets and assumed certain liabilities from Alliance for approximately $1.1 million in cash and $3.5 million of IMCOR common stock. During the period between 90 and 365 days after the closing, IMCOR is obligated to pay up to $3 million and deliver up to an aggregate of 1,985,522 shares of its common stock to completely settle certain obligations of Alliance. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, IMCOR is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). See Note 3 to the Unaudited Condensed Consolidated Financial Statements above for additional information on the Imagent Asset sale transaction.

        As part of IMCOR’s purchase of the Imagent assets, IMCOR assumed certain debt obligations that Alliance entered into in July and August 2002, which included two separate loan and security agreements that totaled $3 million with an investment firm at an effective 100% annualized interest rate. IMCOR assumed a total of $3.8 million of obligations plus unpaid accrued interest.

        The rights Alliance was entitled to under a license agreement with Schering were transferred to IMCOR at the consummation of its acquisition of the Imagent assets. IMCOR also assumed a marketing agreement and line of credit totaling $2.5 million in connection with its acquisition of the Imagent assets.

        As of June 18, 2003, the Company had received $5.8 million through the issuance of the Notes to various institutional investors and IMCOR. In connection with the sale of the Imagent assets, the holders of the Notes (excluding IMCOR) and the holders of the 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and IMCOR agreed to deliver certain consideration to each as described in the Asset Purchase Agreement. Upon delivery of the specified consideration, Alliance’s obligations were terminated and satisfied in full, and each of the loan documents was deemed terminated and of no further effect. It is understood that the obligation of IMCOR to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of IMCOR for the benefit of Alliance, fully enforceable against IMCOR irrespective of any actions, financial condition or other circumstances relating to IMCOR hereafter. Upon IMCOR issuing shares of common stock, the outstanding balance, including interest, of $1.2 million was eliminated and a corresponding gain on disposition of asset was recorded at March 31, 2004.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes to certain investors. In connection with the transaction, Alliance placed $1.5 million in a restricted cash account to be used to pay interest on the issued notes. The balance of the restricted cash account of $532,000 was withdrawn by the investors during the first quarter of fiscal 2004. Upon IMCOR issuing shares of common stock, the outstanding balance $6.5 million was eliminated and a corresponding gain on sale of asset was recorded at March 31, 2004.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to the payout agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. Upon IMCOR issuing shares of common stock, the outstanding balance, including accrued interest, of $5.2 million was eliminated and a corresponding gain on sale of asset was recorded at March 31, 2004.

        On October 18, 2002, Alliance’s common stock was delisted from the Nasdaq National Market for failure to meet the continued listing requirements. The Company’s common stock is now trading on the Over-the-Counter Bulletin Board under the symbol ALLP.OB.

        The Company had a net working deficit of $4.5 million at March 31, 2004, compared to $20.9 million at June 30, 2003. The Company’s cash and cash equivalents decreased to $116,000 at March 31, 2004, from $763,000 at June 30, 2003. The decrease resulted primarily from net cash used in operations of $2.3 million, partially offset by cash received from IMCOR of $963,000 for payments to creditors in connection with the sale of the Imagent assets, the $500,000 received from the sale of the PFC Note, and $195,000 received from the exercise of warrants and stock options. The Company’s operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

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

        The Company lacks sufficient working capital to fund operations beyond June 30, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research, development, and business development activities. The report of the Company’s independent auditors on the Company’s fiscal 2003 financial statements includes a paragraph that notes that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. Under the Asset Purchase Agreement of the sale of the Imagent assets, the following debt was either assumed by IMCOR or settled through payout agreements: $5.5 million of secured debt, $2.5 million drawn on a line of credit, a $2.4 million capital lease, $3.8 million in accounts payable and accrued expenses, and $12.1 million in secured convertible debt. Also, as part of the agreement, the IMCOR portion of the 8% convertible debt of $4.8 million has been forgiven and will be repaid by a reduction of future Imagent royalty payments, if any. See Note 3 to the Unaudited Condensed Consolidated Financial Statements above.

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

Critical Accounting Policies

        There were no significant changes in critical accounting policies or estimates from those in place at June 30, 2003.

Item 3.   Controls And Procedures

        (a)       Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, which is the same person, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)       Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II Other Information:

Item 1.   Legal Proceedings

        In April 2004, Mt. Sinai School of Medicine of New York University and Alliance settled a lawsuit concerning breach of two license agreements. The settlement agreement does not require any payments by either party to the other.

        On July 2, 2003, Hub Properties Trust (“Hub”) filed a lawsuit in the Superior Court of the State of California for the County of San Diego against Alliance, Immune Complex Corporation, Immune Complex, LLC (collectively “Immune Complex”), and other parties. The suit alleges that the defendants are liable for damages Hub suffered because it was unable to lease two properties due to defendants’ failure to timely deactivate the radiological materials licenses on the properties. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against Alliance. Alliance has filed a cross-complaint against Hub for damages. Alliance has also filed a motion for summary adjudication of its claim that the delay in decommissioning the radioactive material license cannot constitute a holdover tenancy under the lease as a matter of law. Opposition to such motion has not yet been filed. Alliance believes that Hub’s claims are completely without merit or subject to defenses; however, there can be no assurances that Alliance will ultimately prevail or that the outcome of the action will not have a material adverse effect on the Company’s future financial position or results of operations.

        On June 13, 2003, Alliance and IMCOR jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, “Amersham”) in the United States District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham’s Optison product, Amersham and its related entities infringe on seven patents acquired by IMCOR through its purchase of the Imagent assets. Alliance and IMCOR are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against Alliance and Alliance’s subsidiary MBI asserting breach of contract claims, breach of good faith and fair dealing, and tortious interference with contractual relations against Alliance and MBI. The Company believes that Amersham’s counterclaims are completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome of the action will not have a material adverse effect on the Company’s future financial position or results of operations.

        In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleged that MBI breached a license agreement and sought damages and a declaratory judgment terminating the license agreement, and payment of fees and expenses. In December 2003, the court entered a judgment in favor of MBI. On January 29, 2004, the court denied plaintiff’s motion to amend the judgment. On February 25, 2004, the plaintiff appealed the court’s judgment. A settlement conference has been scheduled for June 11, 2004. The Company believes that the appeal is without merit; however, there can be no assurances that MBI will ultimately prevail or that the outcome of the action will not have a material adverse effect on the Company’s future financial position or results of operations.

        On February 23, 2001, a lawsuit was filed by two former shareholders of MBI purportedly on behalf of themselves and others against the Company and certain of its officers. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that the Company’s registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against the Company and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. A trial date of November 8, 2004 has been set in the lawsuit. The Company believes that the lawsuit is completely without merit; however, there can be no assurances that the Company will ultimately prevail or that the outcome will not have a material adverse effect on Company’s future financial position or results of operations.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

        An annual meeting of shareholders of the Company was held on March 2, 2004. The following directors were re-elected for the following year and until the election and qualification of their respective successors:

Director	For	Against	Withheld	Broker Non-Votes
Pedro Cuatrecasas, M.D	21,338,799	0	778,745	0
Carroll O. Johnson	21,336,436	0	781,108	0
Stephen M. McGrath	21,338,258	0	779,286	0
Donald E. O'Neill	21,337,086	0	780,458	0
Jean G. Riess, Ph.D	21,339,166	0	778,378	0
Duane J. Roth	21,292,596	0	824,948	0
Theodore D. Roth	21,285,348	0	832,196	0

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Warrant to Purchase 4,500,000 Shares of Common Stock, $.01 Par Value Per Share issued to Brown Simpson Partners I, Ltd. (Included in Exhibit 10.4 to this Form 10-QSB).

4.2	Warrant to Purchase 540,000 Shares of Common Stock, $.01 Par Value Per Share issued to SDS Merchant Fund, L.P. (Included in Exhibit 10.5 to this Form 10-QSB).

4.3	Warrant to Purchase 675,000 Shares of Common Stock, $.01 Par Value Per Share issued to Stroock & Stroock & Lavan, LLP (Included in Exhibit 10.6 to this Form 10-QSB).

10.1	Letter Agreement between Technology Gateway Partnership, L.P., and PFC Therapeutics, LLC, dated February 13, 2004.

10.2	Development, Assignment and Supply Agreement dated April 1, 2004 between PFC Therapeutics, LLC, and Nycomed Danmark ApS (a portion of this exhibit has been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission).

10.3	Licensing, Development and Marketing Agreement dated April 19, 2004 by and between PFC Therapeutics, LLC, and Ilyang Pharm. Co., Ltd. (a portion of this exhibit has been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission).

10.4	Assignment dated April 7, 2004 by and between Brown Simpson Partners I, Ltd., and Alliance Pharmaceutical Corp.

10.5	Assignment dated April 7, 2004 by and between SDS Merchant Fund, L.P., and Alliance Pharmaceutical Corp.

10.6	Assignment dated April 7, 2004 by and between Stroock & Stroock & Lavan, LLP, and Alliance Pharmaceutical Corp.

31.1	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer's and Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
By:	/s/ DUANE J. ROTH
Duane J. Roth Chairman, Chief Executive Officer and Chief Financial Officer

Date:   May 17, 2004