Form 10KSB
period 2004-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2004-09-30
CIK 736994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

_____________________

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-12950

_____________________

ALLIANCE PHARMACEUTICAL CORP.
(Name of Small Business Issuer in Its Charter)

New York	14-1644018
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6175 Lusk Boulevard, San Diego,	92121
California
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including are code: (858) 410-5200

_____________________

Securities registered under Section 12(b) of the Act:

NONE

_____________________

Title of each class: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01
(Title of Class)

_____________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        Revenues for the issuer’s fiscal year ended June 30, 2004 were $549,000. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“Nasdaq”) on September 24, 2004 was $8.6 million.

        The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at September 24, 2004 was 29,422,532.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive Proxy Statement with respect to the 2004 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the fiscal year covered by this report.

FORM 10-KSB

Forward-Looking Statements

        This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

        We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

•	our inability to obtain adequate financing for our development efforts;

•	our inability to enter into collaborative relationships to further develop and commercialize our products;

•	changes in any of our existing relationships, or the inability of any collaborative partner to adequately commercialize our products;

•	the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with the United States Food and Drug Administration (“FDA”) decisions and timing of product development or approval;

•	the uncertainties associated with obtaining and enforcing patents important to our business;

•	possible competition from other products;

•	difficulties in manufacturing on a large scale;

•	failure to obtain market acceptance;

•	the uncertainty of the timing of product approvals and introductions and of sales growth;

•	the ability to obtain necessary raw materials at cost-effective prices or at all; and

•	the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

        You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

PART I

        Except for historical information, the matters set forth in this report are forward–looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. Alliance Pharmaceutical Corp. refers you to cautionary information and risk factors contained elsewhere herein and in other documents filed with the SEC from time to time. As used herein, the terms “We,” “Our,” “Us,” “Company” or “Alliance” refer to Alliance Pharmaceutical Corp. and its subsidiaries.

Item 1.  Business

Overview

        We are a pharmaceutical research and development company that is currently focused on developing our lead product, Oxygent™, an intravascular oxygen carrier designed to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency). In addition, through our subsidiary Astral, Inc. (“Astral”), we are developing intellectual property and know-how for potential products to treat immune disorders, including autoimmune disease, cancer and infectious disease.

        We were incorporated in New York in 1983. Our principal executive offices are located at 6175 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 410-5200.

        Our website is currently under construction; however, you can view our filings with the Securities and Exchange Commission (the "SEC") online at the SEC’s Web site, http://www.sec.gov. See “Where You Can Find More Information” for additional information regarding us.

OxygentTM

        We have developed certain proprietary technologies based on the use of perfluorochemical (“PFC”). PFCs are biochemically inert compounds and may be employed in a variety of therapeutic applications. Our primary drug substance is perflubron, a brominated PFC that has a high solubility for respiratory gases, which, when formulated into an emulsion, can be used to transport these gases throughout the body.

        Oxygent (perflubron emulsion) is an intravascular oxygen carrier being developed to augment oxygen delivery in surgical and other patients at risk of acute tissue oxygen deficit. It is intended to provide oxygen to tissues during elective surgeries where a blood transfusion is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including cardiovascular, orthopedic and general surgical procedures. An oxygen carrier could be used instead of donor blood for a substantial portion of these patients. Each single unit of Oxygent is expected to provide the equivalent oxygen delivery of approximately one to two units of red blood cells.

        Transfusion of donor blood is associated with well-publicized risks of known infectious disease transmission including HIV and hepatitis. Additional safety concerns include new emerging viruses (e.g., West Nile Virus, SARS) and potential immune suppression effects of blood transfusions. Donor blood also carries the risk of being contaminated with parasites associated with diseases including Chagas disease, Lyme disease, malaria, etc. While the need for donor blood is expected to increase over the next several years, more frequent blood shortages are expected due to increased donor restrictions (e.g., people potentially exposed to infected beef in Europe and the U.K. that may be linked to new variant Creutzfeldt-Jakob disease). However, human error (incorrect labeling, miscollected samples, and testing mistakes) and mistransfusion still represent the most frequent cause of serious morbidity and mortality related to transfusion, and occur at a rate that is at least 1,000-fold more frequent than the risk of viral infection.

        These issues have heightened the search for alternatives that reduce or eliminate the need for donor blood in elective surgeries. Oxygent is a sterile PFC emulsion that is compatible with all blood types and is expected to have a shelf life of approximately two years. The efficacy and safety of Oxygent have been demonstrated in more than 250 preclinical pharmacology and toxicology studies. To date, approximately 1,500 human patients and volunteers have been enrolled in 20 Oxygent clinical studies, including Phase 1 healthy volunteer studies, and Phase 2 and 3 studies in surgical patients. More than 800 subjects have been dosed with Oxygent in these studies. The ability of Oxygent to enhance oxygenation and delay the need for blood transfusion was demonstrated in two previous Phase 2 studies.

        In December 2002, results of the Company’s Phase 3 general surgery clinical trial in Europe were published in Anesthesiology. The results established that the product provided a statistically significant reduction in the need for donor blood in patients undergoing a variety of general surgery procedures. Additionally, a greater percentage of patients in the Oxygent-treated group were able to avoid the need for any donor blood transfusion as compared to the control group.

        A second Phase 3 study conducted mainly in the U.S. in cardiac surgery patients undergoing cardiopulmonary bypass (“CPB”) procedures, was suspended voluntarily in January 2001 after more than 400 patients had been enrolled, due to an unexpected imbalance in certain adverse events, primarily the incidence of stroke. While the overall frequency of these adverse events in this study was consistent with published data for patients undergoing cardiac bypass surgery, the control group frequency was remarkably lower than normal, causing a disparity in the proportion between the treatment and control patients.

        We conducted an extensive integrated review of the combined safety data from both Phase 3 studies and all previous clinical trials, and we believe that this analysis revealed no evidence to directly link the product to the observed imbalances in adverse events; instead, the protocol-mandated blood harvesting procedure and hemodilution techniques used in the Oxygent-treated group (but not in the control group) appeared to be the main factor contributing to the imbalance in adverse events.

        In July 2001, we met with the U.S Food and Drug Administration (the "FDA") regarding the continuing clinical development of Oxygent and presented a data analysis that explained reasons for the imbalance. The FDA requested that we provide additional preclinical supporting data before submitting a new Phase 3 study plan.

        We also met with several European regulatory authorities to review the safety findings from the Phase 3 cardiac surgery study and to propose a new Phase 3 protocol design for a study in general surgery. In 2002, we developed a new protocol for a pivotal Phase 3 program and received approval to initiate such a program in several countries. This protocol was intended to support future regulatory filings in various countries for a product indication to avoid and reduce allogeneic blood transfusion during general surgery. However, on September 20, 2004, we received a letter from the European Medicines Agency (the “EMEA”) clarifying certain information contained in a Scientific Advice issued to us by EMEA on June 4, 2004. EMEA has determined that evidence that the safety of Oxygent is at least as comparable to blood transfusion would require a statistical demonstration that Oxygent is not inferior to blood transfusion for serious adverse events, or death, no matter how rare these events are. We have determined that such a study would not be practical to conduct at this time. As an alternative, EMEA has recommended a study design that utilizes Oxygent where blood is not readily available. We are currently evaluating such study designs as a path toward regulatory approval in the European Union.

        In May 2000, Alliance and Baxter Healthcare Corporation (“Baxter”) established a joint venture PFC Therapeutics, LLC (“PFC Therapeutics”), which obtained a license from Alliance for the development, manufacturing, marketing, sales, and distribution of Oxygent in the U. S., Canada and countries in the European Union (the “Baxter Territory”). In late 2002, the activities to initiate the new Phase 3 protocol in Europe and all Oxygent development activities including manufacturing had to be put on hold when we were forced to downsize due to lack of finances and the termination of our collaboration with Baxter. In June 2003, in connection with the sale of the Imagent® assets to Imcor Pharmaceutical Co. (formerly, Photogen Technologies, Inc.) (“Imcor”), we acquired Baxter’s ownership interest in PFC Therapeutics. Currently, we own approximately 98% of PFC Therapeutics, which holds all rights to Oxygent development in the U.S., Canada and Europe. We continue to hold all rights to Oxygent development in Asia and rest-of-world with the exception of South Korea.

        On April 5, 2004, PFC Therapeutics and Nycomed Denmark ApS (“Nycomed”), a leading European pharmaceutical company, signed a collaboration agreement for Nycomed to develop and commercialize Oxygent in Europe (the “Nycomed Agreement”). Under the terms of the agreement, Nycomed was to be responsible for the remaining clinical and regulatory development, and future marketing of Oxygent within a broad European territory. The agreement also included an option for Nycomed to acquire Oxygent rights for China. On July 2, 2004, Nycomed notified us that it was terminating the agreement effective August 16, 2004. Therefore, the rights to Oxygent in Europe and China have reverted back to PFC Therapeutics, and we are actively looking for a new partner or partners to develop and commercialize Oxygent in both of these regions

        On April 19, 2004, PFC Therapeutics and Il Yang Pharm. Co., Ltd. (“Il Yang”), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

Astral, Inc.

        Astral is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. These immunoglobulins will be used to generate biopharmaceutical products intended to regulate the immune system in individuals with various disorders, in particular autoimmune disease, cancer and infectious disease.

        Astral has developed a proprietary technology platform, Epitope-based T-cell Immunotherapy (“E.T.I.”), which uses Immunoglobulin-Peptides (“IgPs”) to control the profile of immune reactions in a selective manner. Unlike general immunosuppressive therapies, E.T.I. is intended to selectively affect the T-cell response to disease-associated epitopes by specifically targeting the autoaggressive T-lymphocytes, while leaving the rest of the immune system functional. The uniqueness of the E.T.I. platform is related to the use of the IgPs to greatly improve the pharmacokinetics of delivered epitope peptides to target antigen-presenting cells (“APCs”) and to regulate the profile of the immune response.

        The E.T.I. platform has the potential to be effective in autoimmune disease by incorporating self peptides and, when combined with the company’s proprietary immunomodulatory double stranded Ribonucleic Acid (“dsRNA”) as reported in the October 15, 2002 issue of The Journal of Clinical Investigation, can be used as effectively against cancer and infectious disease.

        Astral is developing two programs, The Autoimmune Disease Program and the Cancer and Infectious Disease Program. The Autoimmune Disease Program encompasses the E.T.I. platform and engineered IgPs, incorporated with disease-associated peptide(s) of interest, to create effective therapeutics against autoimmune deficiencies. Astral has demonstrated proof of concept in several animal models and it is anticipated that these positive results will be mirrored in the clinic. The Cancer and Infectious Disease Program encompasses the E.T.I. platform along with Astral’s proprietary use of immunomodulatory dsRNA. Astral has demonstrated through various studies that E.T.I. in conjunction with dsRNA can trigger substantial levels of MHC class I-restricted immunity that is important for defense against viruses and for rejection of tumors.

        In December 2002, we entered into an exclusive license agreement with Mixture Sciences, Inc. (“Mixture Sciences”) whereby Mixture Sciences acquired all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology in exchange for a secured position in the technology, subject to a royalty-bearing license. We have certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Astral failed to meet a deadline to pay Mixture Sciences the break-up fee of $600,000 plus approximately 18 months of interest. In satisfaction of the $600,000 plus interest owed to Mixture Sciences, Astral assigned two Patent Cooperation Treaty (“PCT”) applications to Mixture Sciences. Astral is currently in negotiations with Mixture Sciences to reacquire the two PCT applications.

Collaborative Relationships

        A key aspect of our business strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. The following is a brief description of our material collaboration agreements.

        Il Yang Pharm. Co., Ltd. On April 19, 2004, PFC Therapeutics and Il Yang, a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

        Nektar Therapeutics (“Nektar”). In November 1999, we transferred to Nektar (formerly, Inhale Therapeutic Systems, Inc.) certain rights to our PulmoSpheres® technology and other assets for use in respiratory drug delivery. In March 2002, a supplemental agreement modified and expanded this original agreement. We will receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology. Nektar has agreed that we can commercialize two respiratory products that will be formulated by Nektar utilizing the PulmoSpheres technology on a royalty-free basis. We have retained the right to use the technology to develop products for drug delivery in conjunction with liquid ventilation.

        University of Missouri — Columbia. In October 2001, Astral entered into a research agreement with the University of Missouri to undertake a program of research for the development of immunoglobulin constructs and methods to prevent certain autoimmune diseases. Under this agreement, Astral will pay a research fee in return for certain rights to any inventions or discoveries made by the University of Missouri.

        University of Tennessee Research Corporation (“UTRC”). In February 2003, Astral entered into a license agreement with UTRC for exclusive worldwide rights to utilize certain technology and patents developed under a previous research agreement with UTRC. Astral will pay UTRC milestone payments based on defined events, plus royalty payments based on eventual sales of products commercialized using the technology.

        We intend to obtain new collaborative relationships for our other products, but we don’t know if we will be able to enter into future collaborative relationships on acceptable terms. Furthermore, the termination of any of our existing collaborative relationships or failure to enter into such future relationships may limit our ability to develop our technology and may harm our business. Please see the Section entitled “Risk Factors” for a more complete discussion of the risks related to our collaborative relationships.

Intellectual Property

        Patents and other proprietary rights are an essential part of our business. We seek proprietary protection for our products, processes, technologies and ongoing improvements. We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors. We have filed numerous patent applications in the U.S., European Patent Office, Japan, Canada, Australia, Israel, Norway, South Africa, China and other countries, and we have been issued patents in many of these countries. We currently hold 120 issued patents worldwide. In addition, we hold 46 patent applications worldwide. Of our issued patents, 61 relate to PFC emulsions and their manufacture and methods of using blood substitutes to facilitate oxygen delivery and 13 more are pending. These PFC-related patents expire at various times between 2006 and 2014. In addition, we have filed and/or have licensed rights to both U.S. and foreign patents covering certain aspects of Astral’s E.T.I. and dsRNA immunomodulatory technologies. One U.S. and one foreign patent have issued on Astral’s E.T.I. technology. These patents are expected to protect the compounds, compositions and methods surrounding Astral’s technologies. We plan to continue building our intellectual property around certain areas of interest to Astral. These patents expire at various times between 2017 and 2022.

        We also attempt to protect our proprietary products, processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with our employees, consultants and certain other persons who have access to such products, processes and information. The agreements affirm that all inventions conceived by our employees are our exclusive property, with the exception of inventions unrelated to our business and developed entirely on the employee’s own time.

Competition

        Biotechnology and pharmaceutical companies are highly competitive. There are several pharmaceutical companies, biotechnology companies, public and private universities, and research organizations actively engaged in research and development of products that may be similar to our products.

        Companies that we know are in active development of a blood substitute product include Biopure Corporation, Northfield Laboratories Inc., Hemosol, Inc., Sangart Inc. and Synthetic Blood International (“SBI”). There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in Oxygent, and hemoglobin solutions. Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine red blood cells. An alternative approach using genetic engineering to produce recombinant hemoglobin was previously being pursued by Baxter, but this effort was abandoned when Baxter terminated their hemoglobin therapeutics program in 2002. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. One of these companies, Hemosol, Inc., had to suspend clinical trials in 2003 and is working on determining a path forward for its hemoglobin-based product. Northfield Laboratories Inc., another company working on hemoglobin solutions derived from outdated human blood, has recently initiated a Phase 3 urban ambulance trial. A third company developing a bovine-based hemoglobin solution, Biopure Corporation, has an approval for its product in South Africa and is currently addressing the FDA’s questions regarding its product’s safety and efficacy arising during the regulatory review of the company’s Biologic License Application (“BLA”) to market its product in the U.S. for an orthopedic surgery indication. The fourth company, Sangart Inc., has recently completed two small early-stage clinical studies in Sweden with its human hemoglobin-based product and is preparing to start a larger Phase 2 study in orthopedic surgery patients in Sweden. With respect to PFC emulsion development, we are aware of two early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to clinical trials. SBI has recently completed a small Phase 1 study in healthy volunteers and is planning preliminary Phase 2 studies to evaluate different potential surgical indications. The only other company, Sanguine Corp., is still in the early preclinical stages of discovery and formulation development. We are also aware of one product, Perftoran, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia only for a variety of clinical indications.

        We believe that Oxygent and the perfluorochemical approach may have several advantages compared to the hemoglobin-based oxygen carriers, including the potential availability of highly purified raw materials in commercial-scale quantities, as well as the relatively low cost and ease of production for Oxygent. However, you should see the Section entitled “Risk Factors” for a complete discussion of the risks related to our competition.

        With regard to Astral, there are currently a variety of companies with programs in clinical development that target the same disease categories that are of interest to Astral. Therefore, we expect that our products will have significant competition in the marketplace.

Government Regulation

        Our products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S., by the EMEA in the European Union and by similar agencies in other countries. The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

        Generally, all potential pharmaceutical products must successfully complete two major stages of development (preclinical and clinical testing) prior to receiving marketing approval by the governing regulatory agency. In preclinical testing, potential compounds are tested both in vitro and in animal studies to gain important safety information prior to administration in humans. Knowledge is obtained regarding the effects of the compound on bodily functions as well as its absorption, distribution, metabolism and elimination.

        Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current Good Clinical Practice (“cGCP”) standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the Investigational New Drug (“IND”) application. Further, an independent Institutional Review Board (“IRB”) or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

        Following completion of these studies, a New Drug Application (“NDA”) must be submitted to and approved by the FDA in order to market the product in the U.S., while a Marketing Authorization Application (“MAA”) is submitted to the EMEA in Europe. Similar applications, generally based upon data already collected for an NDA or MAA, are then used to file for marketing approval in foreign countries. If and when approval is obtained to market a product, the FDA’s (or applicable foreign agency’s) regulations will then govern manufacturing and commercialization activities.

        Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the lower molecular weight gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of Imagent GI, a perflubron-based drug we previously developed; however, all materials contained in our products remain subject to regulation by governmental agencies.

        In addition to FDA regulation, we are subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation by governmental authorities in the U.S. and other countries may impede or limit our ability to develop and market our products.

Raw Materials

        We need sufficient supplies of raw materials to develop and market our products successfully. The raw materials in products that are approved by the FDA cannot be changed without equivalency testing of the new material by us and approval by the FDA. Some of the raw materials for our products are expected to be qualified from only one supplier. At times, one or more of these qualified materials may not be available or may be available only in limited quantities. If we are unable to obtain the necessary raw materials from our existing sources, we could incur significant delays in marketing and selling our products until an alternate vendor can be qualified and approved for use.

Employees

        As of September 24, 2004, we had seven full-time employees, of whom four were engaged in research and development and associated support, and three in general administration. None of our employees is represented by a labor union and we believe that our employee relations are satisfactory.

RISK FACTORS

        Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of operating losses and limited product revenues and we may never become profitable.

        We are a product development company with no current revenue from product sales. We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs. As of June 30, 2004, we had an accumulated deficit of $478 million. For the years ended June 30, 2004 and 2003, we incurred net income (losses) of $10 million and ($20.3 million), respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements. To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Currently, we are not conducting any clinical trials related to our product candidate Oxygent.

        Currently, we are not conducting any clinical trials related to our product candidate Oxygent. We expect that it will require at least one additional Phase 3 clinical trial with positive results before we are able to seek marketing approval from any regulatory authority with respect to Oxygent. In addition, on September 20, 2004, we received a letter from the EMEA clarifying certain information contained in a Scientific Advice issued to us by EMEA on June 4, 2004. EMEA has determined that evidence that the safety of Oxygent is at least as comparable to blood transfusion would require a statistical demonstration that Oxygent is not inferior to blood transfusion for serious adverse events, or death, no matter how rare these events are. We have determined that such a study would not be practical to conduct at this time. As an alternative, EMEA has recommended a study design that utilizes Oxygent where blood is not readily available. We are currently evaluating such study designs as a path toward regulatory approval in the European Union. If we are unable to reinitiate clinical trials with respect to Oxygent, or the results of any such clinical trials are not positive, we may never be able to seek marketing approval for Oxygent from any regulatory authority or to generate significant revenue from product sales.

We depend on collaborations with third parties to develop and commercialize our products and to provide the majority of our revenues.

        A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. Currently, we do not have a collaboration agreement with any third party to develop our product Oxygent in either Europe or the U.S.

        Further, our existing and future collaborators may fail to develop or effectively commercialize our products or technologies because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive potential product developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

        The continuation of our collaborations is dependent on our collaborators’ periodic renewal of the governing agreements. Therefore, we may not be able to renew these collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators.

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.

        Conflicts may arise in our collaborations due to one or more of the following:

•	disputes with respect to payments that we believe are due under a collaboration agreement;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator's development or commercialization efforts with respect to our drug candidates; or

•	termination or non-renewal of the collaboration.

        Conflicts arising with our collaborators could harm our reputation, result in a loss of revenues, reduce our cash position and cause a decline in our stock price.

We rely on third parties to coordinate our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing drug candidates.

        Although we design and manage our preclinical studies and clinical trials, we currently do not have the resources to coordinate clinical trials for our product candidates. In addition to our collaborators, we rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. We also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism and excretion of drug candidates.

        Our preclinical development activities or clinical trials may be delayed, suspended or terminated if:

•	these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

•	these third parties need to be replaced; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

        Failure to perform by these third parties may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of our drug candidates.

Delays, suspensions and terminations of our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

        If we are able to reinitiate clinical trials, our clinical trials may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated enrollment rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug supply or other materials necessary for the conduct of our clinical trials.

        For example, in January 2001, we voluntarily suspended enrollment in an on-going Phase 3 cardiac surgery study in the U.S. for Oxygent due to an imbalance in certain adverse events, primarily the incidence of stroke.

        Many of these factors described above may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays in our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed.

We may not be able to obtain the additional funding we will need to complete development and to introduce products to the market.

        We will need substantial additional funding for our business. Our future capital requirements will depend on many factors, including:

•	the timing and extent of our late-stage clinical trials for Oxygent;

•	continued scientific progress in our research and development programs;

•	the time and cost involved in obtaining regulatory approvals for our products;

•	patent costs;

•	completing technological and market developments; and

•	the cost of manufacturing scale-up.

        Accordingly, we cannot estimate the amount of additional funding that we will require, but we know that it will be substantial. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization. Further, additional funding may significantly dilute our existing stockholders.

Even if we successfully complete the clinical trials of our product candidates, they may fail for other reasons.

        Even if we successfully complete the clinical trials of our product candidates, they may fail for other reasons, including the possibility that the product candidates will:

•	fail to receive the regulatory clearances required to market them;

•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•	be difficult or expensive to manufacture on a commercial scale; or

•	fail to compete with products or other treatments commercialized by our competitors.

        If we are unable to effectively market and sell our products, we may never generate revenues that are significant enough to achieve profitability.

Our product candidates may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

        Even if our product candidates are approved for commercial sale by the FDA or European or other foreign regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness, which may be subject to regulatory control;

•	effectiveness of our or our collaborators' sales and marketing strategy; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

        If any product candidate that we discover and develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product likely will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

We do not have manufacturing or marketing capabilities for our products.

        We no longer have manufacturing capabilities for any of our products since our downsizing in 2002. We intend to negotiate contract manufacturing agreements with third parties to provide the products for our development activities, but we do not know if we will be able to enter into such agreements on commercially reasonable terms, or at all. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with current Good Manufacturing Practices (“cGMP”) guidelines as established by the FDA. We do not know whether the FDA will determine that any such third-party facilities comply with good manufacturing practices. A delay in FDA approval of our manufacturing facilities or the manufacturing facilities of any third party collaborator would delay the marketing of our products and negatively impact or revenue and profitability.

We depend on our Chief Executive Officer, Duane J. Roth, and other key personnel to execute our strategic plan.

        Our success largely depends on the skills, experience and efforts of our key personnel, including Chief Executive Officer, Duane J. Roth. We have not entered into a written employment agreement with Mr. Roth. We do not maintain “key person” life insurance policies covering Mr. Roth. The loss of Mr. Roth, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

        We will need to expand and effectively manage our operations and facilities in order to advance our product development programs, achieve milestones under our collaboration agreements, facilitate additional collaborations and pursue other development activities. It is possible that our human resources and infrastructure may be inadequate to support our future growth. To manage our growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees. In addition, we may have to develop sales, marketing and distribution capabilities if we decide to market any product that we may successfully develop without partnering with third parties. We may not successfully manage the expansion of our operations and, accordingly, may not achieve our research, development and commercialization goals.

We could incur significant delays in marketing our products if we are unable to obtain the necessary raw materials from our existing sources.

        We need sufficient supplies of raw materials to develop and market our products successfully. The raw materials in products that are approved by the FDA cannot be changed without equivalency testing of the new material by us and approval by the FDA. Some of the raw materials for our products are expected to be qualified from only one supplier. At times, one or more of these qualified materials may not be available or may be available only in limited quantities. If we are unable to obtain the necessary raw materials from our existing sources, we could incur significant delays in marketing and selling our products.

The lack or inadequacy of third-party reimbursement for our products would make it more difficult to market any products we develop.

        Our ability to commercialize our products successfully depends in part on the extent to which the cost of the products and related treatment will be reimbursed by government authorities, private health insurers and other organizations, such as Health Maintenance Organizations (“HMOs”). Third-party payors are increasingly challenging the prices charged for medical products and services. The purchase of healthcare services and products could be significantly affected by:

•	the trend toward managed healthcare in the U.S.;

•	the growth of healthcare organizations such as HMOs; and

•	legislative proposals to reform healthcare and government insurance programs.

        These factors could result in lower prices and reduced demand for our products. Healthcare providers are instituting cost containment measures. Any cost containment measures as well as any healthcare reform could reduce or eliminate any profit to us on sales of our products. We also cannot assure you that full or partial reimbursement in the U.S. or foreign countries will be available for any of our products. If reimbursements are not available or sufficient, we may not be able to sell our products. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

        Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of Oxygent and the preclinical and clinical development of our other drug candidates;

•	whether we generate revenues by achieving specified research and development or commercialization milestones under any agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;

•	the timing of our ability to satisfy applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments; and

•	general and industry specific economic conditions.

        We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

        We believe that our success will depend largely on our ability to obtain and maintain patent protection for our own inventions, to license the use of patents owned by third parties when necessary, to protect trade secrets and to conduct our business without infringing the proprietary rights of others. We have obtained patents covering intermediate- and high-concentration PFC emulsions, stabilized PFC-emulsion formulations, as well as other patents. In addition, we have filed, and when appropriate will file, other patent applications with respect to our products and processes in the U.S. and in foreign countries. We do not know, however, whether:

•	any of our current or future patent applications will result in the issuance of patents;

•	any of our issued patents will provide significant proprietary protection or commercial advantage; or

•	any of our issued patents will not be circumvented by others.

        The patent positions of pharmaceutical medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. It is possible that a third party may successfully challenge any of our patents or any of the patents licensed to us. If that were to happen, we would lose the right to prevent others from using the technology.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

        Because we operate in a highly technical field, we rely in part on trade secret protection in order to protect our proprietary technology and processes; however, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

        There is significant litigation in our industry regarding patent and other intellectual property rights. If our product development activities are found to infringe any such intellectual property rights of others, we may have to pay significant damages. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets, or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party's patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

        As a result, we could be prevented from commercializing current or future products.

Risks Related to Our Industry

We will be subject to stringent regulation in connection with the marketing of any products derived from our drug candidates, which could delay the development and commercialization of our products.

        The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the U.S. until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type or complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

        Outside the U.S., the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the U.S., and, similarly, approval by regulatory authorities outside the U.S. will not automatically lead to FDA approval.

If our competitors develop and market products that are more effective than our product candidates, they may reduce or eliminate our commercial opportunity.

        We may be unable to compete successfully in developing and marketing our products. Several pharmaceutical companies, biotechnology companies, public and private universities, and research organizations are actively engaged in the research and development of products that may compete with our products. Some of these companies, particularly the large worldwide pharmaceutical companies, have more resources than we and may develop and introduce products and processes competitive with or superior to ours.

        Other companies that we know are engaged in clinical development of blood substitute products include Biopure Corporation, Northfield Laboratories Inc., Hemosol, Inc., Sangart Inc. and SBI. There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in Oxygent, and hemoglobin solutions. Hemoglobin development efforts include chemically modified, stroma-free hemoglobin from human or bovine red blood cells, and the use of genetic engineering to produce recombinant hemoglobin. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes. One of these companies, Hemosol, Inc., had to suspend clinical trials in 2003 due to adverse cardiac events and is working on determining a path forward for its product. Northfield Laboratories Inc., another company working on human hemoglobin solutions, has recently initiated an urban ambulance trial. A third company developing a bovine hemoglobin solution, Biopure Corporation, has an approval for its product in South Africa in orthopedic surgery and is currently addressing the FDA’s questions regarding its product’s safety and efficacy arising from the regulatory review of the company’s BLA to market its product in the U.S. for an indication in orthopedic surgery patients. A fourth company, Sangart Inc., has recently entered into early-stage clinical studies in healthy volunteers and orthopedic surgery patients in Sweden. In addition, we are aware of two early-stage companies developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to early-stage Phase 1 clinical trials in healthy volunteers. We are also aware of one product, Perftoran, which is a dilute first-generation PFC emulsion that has been developed in Russia and has been approved for clinical use in Russia only.

        We do not know whether our technology or the technology of a competitor will gain market acceptance. Our failure to compete could have a material adverse effect on our business.

Any claims relating to improper handling, storage or disposal of biological, hazardous and radioactive materials used in our business could be costly and delay our research and development efforts.

        Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer and various radioactive compounds. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development or production efforts. If one of our employees was accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage. Accordingly, in the event of contamination or injury, we could be subject to criminal sanctions or fines or held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.

Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

        Researching, developing and commercializing products entail significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products. Consumers may make these claims directly and our collaborators or others selling these products may seek contribution from us if they receive claims from consumers. We will need to increase and expand our product liability insurance that covers our clinical trials as we commence larger scale trials and if our drug candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products.

Risks Related to an Investment in Our Securities

We must maintain a minimum cash balance of $5.5 million. If we do not maintain this minimum cash balance, we will be in default under the terms of our senior convertible promissory notes (the “Senior Notes”).

        We have agreed with the holders of our Senior Notes to maintain a minimum cash balance of at least $5.5 million while the Senior Notes remain outstanding. This covenant terminates when we have entered into a binding agreement with a qualified third party who is obligated to invest at least $5.5 million toward the development and commercialization of Oxygent. This covenant may be waived by a Lender Committee consisting of three individuals appointed by the holders of Senior Notes. If our cash and cash equivalents on hand are less than $5.5 million at any time when this minimum cash covenant is in force, we will be in default under the Senior Notes. If we are in default under the Senior Notes, the holders of the Senior Notes have the right to accelerate the payment of all outstanding principal and accrued interest under the Senior Notes, which would render us insolvent and could cause you to lose some or all of your investment. As of June 30, 2004, we had approximately $8.4 million cash and cash equivalents on hand.

There is a large number of shares that may be sold in the market as a result of an offering, which may cause the price of our common stock to decline.

        As of September 24, 2004, 29,422,532 shares of our common stock were outstanding. We are registering pursuant to an SB-2 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain stockholders. These shares, upon acquisition, unless held by “affiliates,” will be freely tradable without restriction or further registration under federal securities laws immediately following this registration.

        Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

The market price of our common stock could be volatile and your investment could suffer a decline in value.

        The market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting the economy as a whole;

•	results of our clinical trials;

•	short-selling programs;

•	the stock market's perception of the biotechnology industry as a whole;

•	technological innovations by others;

•	proprietary rights disputes or litigation;

•	changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

        As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

        These and other factors may make it difficult for our stockholders to sell their shares in the open market if and when eligible to do so. In addition, stock prices for many biotechnology companies, fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

We do not intend to pay cash dividends.

        We have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, certain restrictive covenants in the Senior Notes restrict our ability to pay dividends.

Item 2.  Description of Property

        We lease approximately 3,000 square feet of space within a facility in San Diego, California. This space is used for research and development and general administration. We believe our current facility is adequate to meet our near-term space requirements.

Item 3.  Legal Proceedings

        In April 2004, we settled a lawsuit concerning breach of two license agreements with Mt. Sinai School of Medicine of New York University. The settlement agreement did not require any payments by either party to the other.

        On July 2, 2003, Hub Properties Trust (“Hub”) filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively “Immune Complex”), and other parties. The suit alleges that the defendants are liable to Hub for damages stemming from Hub’s inability to lease two properties due to defendants’ failure to timely deactivate the radiological materials licenses on the properties. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We have filed a cross-complaint against Hub for damages. In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the Hub litigation. If Hub prevails in the litigation, it will be entitled to the funds in the controlled account up to the amount of the judgment. If the judgment exceeds the amount of money in the account, Hub may pursue other of our assets. If we prevail or the judgment is less than $1 million then any money remaining in the controlled account will be returned to us. We believe that Hub’s claims are without merit or subject to defenses; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

        On June 13, 2003, we jointly brought a patent infringement action with Imcor against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, “Amersham”) in the U.S. District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham’s Optison® product, Amersham and its related entities infringe on seven patents acquired from us by Imcor through its purchase of the Imagent assets. We and Imcor are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against us and our subsidiary Molecular Biosystems, Inc. (“MBI”) asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. We believe that Amersham’s counterclaims are without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

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

        On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. A trial date of November 8, 2004 has been set in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company’s stockholders during the last quarter of our fiscal year ended June 30, 2004.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Market For Our Common Stock

        Our common stock is traded in the over-the-counter market, and prices therefore are quoted on the Nasdaq OTCBB under the symbol ALLP.OB.

        The following table sets forth for the periods indicated the high and low bid prices per share for our common stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

Fiscal 2004
Quarter ended September 30, 2003	$0.76	$0.14
Quarter ended December 31, 2003	$0.65	$0.31
Quarter ended March 31, 2004	$0.51	$0.34
Quarter ended June 30, 2004	$0.60	$0.30
Fiscal 2003
Quarter ended September 30, 2002	$1.59	$0.20
Quarter ended December 31, 2002	$0.27	$0.05
Quarter ended March 31, 2003	$0.49	$0.12
Quarter ended June 30, 2003	$0.34	$0.14

        On September 24, 2004, the closing bid price of the Company’s common stock was $.30.

        As of September 24, 2004, there were 2,315 stockholders of record of our common stock. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

        The transfer agent and registrar for our common stock is American Stock Transfer.

Dividend Policy

        Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. Pursuant to a Senior Note purchase agreement we entered into with certain of our investors (the “Senior Note Purchase Agreement”), we are restricted from declaring or paying dividends on our capital stock for so long as the Senior Notes we issued pursuant to the Senior Note Purchase Agreement remain outstanding.

Penny Stock Rules

        Until our shares re-qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information as of June 30, 2004 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

	(a)	(b)	(c)
Plan category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options,	warrants and rights	future issuance under equity
	warrants and rights (1)		compensation plans
			(excluding securities
			reflected in column (a))(1)
Equity compensation plans
approved by security holders	1,600,483	$13.36	470,785
Equity compensation plans not approved by security
holders (1)	38,042,440	TBD	N/A
Totals	39,642,923	TBD	470,785

(1)	The description of the material terms of non-plan issuances of equity instruments is discussed in Note 8 to the accompanying consolidated financial statements.

        The Company has a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the “2000 Plan” and the “2001 Plan”). The 2001 Plan was adopted and approved by our stockholders. The 2000 Plan was not adopted or approved by our shareholders. These plans provide for the granting of options to purchase shares of the Company’s common stock (up to an aggregate of 2,100,000 and 2,000,000 shares under the 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years, are determined by the Compensation Committee of the Board of Directors. Our 1983 Plan, the 1983 Program and the 1991 Plan have expired and no additional options may be granted under such plans.

Recent Sales of Unregistered Securities

        In June of 2004, we issued 31,427,137 shares of our common stock and five-year warrants to purchase at $0.50 per share 23,570,357 shares of our common stock to various institutional investors for aggregate gross proceeds of $11 million (the “June Private Placement”). Roth Capital Partners LLC (“Roth Capital”) received a commission based on the sale of such shares in the total aggregate amount of $768,000. In addition, Roth Capital was issued a warrant to purchase 1,571,357 shares of our common stock. In September 2004, the terms of the June Private Placement were renegotiated and the majority of the issued shares of common stock and warrants were cancelled and replaced by the Senior Notes. See Note 11 to our Audited Consolidated Financial Statements.

        In April 2004, we issued warrants to purchase an aggregate of 5,715,000 shares of our common stock to Brown Simpson Partners I, Ltd., Stroock & Stroock & Lavan, LLP and SDS Merchant Fund, L.P. in connection with the assignment of their rights under a Participation Agreement in PFC Therapeutics to us.

        On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the “PFC Note”) to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note is classified in the other liabilities section of the Consolidated Balance Sheet at June 30, 2004. We recorded interest expense of $1 million and a beneficial conversion feature charge of $1 million (included in interest expense) during fiscal 2004 based on the valuation of the warrant issued in connection with the PFC Note. Subsequent to June 30, 2004, the holder of the PFC Note has agreed to return the PFC Note for cancellation in exchange for a Senior Note in the same principal amount to be owed directly to the holder by us.

        The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about the registrant.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

        Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Plan of Operation

(References to years are to the Company’s fiscal years ended June 30.)

        Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2004, have an accumulated deficit of $478 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

        Our revenues from operations have come primarily from collaborations with corporate partners, including research and development, milestone and royalty payments. Our expenses have consisted primarily of research and development costs and administrative costs. To date, our revenues from the sale of products have not been significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including the timing of future collaborations and the achievement of milestones under collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, and market acceptance of products under development.

Research and Development

        For the years ended June 30, 2004 and 2003 we incurred research and development expenses of $912,000 and $3.1 million, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $156 million. While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $60 million. We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

        Astral, our wholly owned subsidiary, is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the years ended June 30, 2004 and 2003, Astral incurred research and development expenses of $487,000 and $1.5 million,, respectively. Astral’s research and development costs to date total approximately $11 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral’s product candidates for commercialization. We do not anticipate that any of Astral’s early-stage product candidates will reach the market for at least several years, if at all.

        In December 2002, we entered into an exclusive license agreement with Mixture Sciences for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We have certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two PCT applications to Mixture Sciences. We have recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the last quarter of the year ended June 30, 2004. Astral is currently in negotiations with Mixture Sciences to reacquire the two PCT applications.

        For the year ended June 30, 2003, we incurred research and development expenses of $11 million for Imagent (an ultrasound contrast agent that was approved by the FDA for marketing in the U.S. in June 2002). Research and development costs to June 18, 2003 for Imagent, totaled approximately $159 million. In June 2003, we sold all of assets that related to the Imagent technology to Imcor and are no longer developing that technology. (For additional information regarding the Imagent asset sale transaction, see “Liquidity & Capital Resources” below, and Note 5 to the Audited Consolidated Financial Statements).

        In the year ended June 30, 2004, we incurred no research and development expenses associated with identifying and developing new product candidates from proprietary technology platforms. In the year ended June 30, 2003, we incurred research and development expenses of $0.6 million, associated with identifying and developing new product candidates from proprietary technology platforms. Research and development costs to date for these early-stage efforts total approximately $165 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of any product candidates for commercialization. Our development programs will depend upon our ability to fund them. We do not anticipate that any of our early-stage product candidates will reach the market for at least several years, if at all.

Results of Operations

Year Ended June 30, 2004 as Compared with Year Ended June 30, 2003

        For the year ended June 30, 2004, we recorded a net gain on the disposition of assets of $14.7 million, primarily due to the gain on the sale of the Imagent assets of $15 million resulting from the issuance of Imcor stock to some of our creditors, payments from Imcor to fund our obligations, the assumption by Imcor of certain of our obligations, and settlements with various vendors and creditors during the period in connection with the Imagent asset sale transaction. (For additional information regarding the Imagent asset sale transaction, see “Liquidity & Capital Resources” below, and Note 5 to the Audited Consolidated Financial Statements). For settlement agreements with vendors that provided for extended repayment terms, we had recorded the entire outstanding obligation less payments to date, as we were not released from the full liability until completing the repayment terms. Since the last payment repaying the agreed-upon settlement amount was made on July 15, 2004, we reduced the outstanding obligation to that last payment amount at June 30, 2004 and recorded a gain on disposition of asset. The balance of such vendor agreements that provided for extended repayment, which was recorded as a gain, was $767,000 at June 30, 2004. We also recorded a loss on the disposition of assets of $318,000 in connection with an August 12, 2004 amendment to the June 29, 2001 Technology Purchase and License Agreement and Promissory Note between us and Breonics, Inc. (“Breonics”) whereby Breonics will buy out the remaining royalties and the residual rights to one of our technologies for $30,000, and will pay us $52,500 and issue a convertible note for $347,000 convertible into shares of Breonics stock in satisfaction of the $400,000 Promissory Note. We did not place a value on the note.

        Our revenue was $549,000 for the year ended June 30, 2004, compared to $53,000 for the year ended June 30, 2003. This increase is primarily due to the license fee payment received from Il Yang upon the signing of our agreement with them and the recognition of deferred revenue from Mixture Sciences.

        Research and development expenses decreased by approximately 91% to $1.4 million for the year ended June 30, 2004, compared to $16.2 million for the year ended June 30, 2003. The decrease in expenses was primarily due to the downsizing, consolidation of facilities and no manufacturing expenses, all of which are connected with the sale of the Imagent assets, as well as to decreases related to our other research and development activities.

        General and administrative expenses decreased by approximately 79% to $1.5 million for the year ended June 30, 2004, compared to $7.5 million for the year ended June 30, 2003. The decrease in general and administrative expenses was primarily due to a $3.1 million decrease in professional fees related to marketing activities and other sales and marketing costs, as well as to decreases in other expenses due to the downsizing and consolidation of facilities connected with the sale of the Imagent assets.

        Investment income decreased by approximately 76% to $12,000 for the year ended June 30, 2004, compared to $51,000 for the year ended June 30, 2003. The decrease was primarily the result of lower average cash balances during the year until the receipt of funds from the June Private Placement.

        Other income was $10,000 for the year ended June 30, 2004, primarily a result of proceeds recorded from the sale of raw material, a decrease of approximately 97% compared to $329,000 for the year ended June 30, 2003, which was primarily the result of proceeds recorded from the settlement of a lawsuit.

        Loss on investment of $500,000 was recorded in the year ended June 30, 2003 when we determined that the decline in the valuation of our investment in Metracor Technologies, Inc. (“Metracor”) was “other than temporary.”

        Interest expense was $2.3 million for the year ended June 30, 2004, a decrease of approximately 41% compared to $3.9 million for the year ended June 30, 2003. The expense was primarily the result of interest and beneficial conversion expenses of $2 million recorded in connection with the terms of PFC Note issued in the second quarter of fiscal 2004.

Liquidity and Capital Resources

        Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to June 30, 2004, we had received $254 million in net proceeds from sales of our equity securities, $258 million in payments from collaboration agreements and $63.3 million in debt financing of which $36.1 million of such debt has been converted into equity and $24.6 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

        At June 30, 2004, we had approximately $8.4 million in cash, cash equivalents and investment securities compared to $763,000 at June 30, 2003. The increase resulted primarily from the June Private Placement, which netted us approximately $10 million in cash, cash received from Imcor in the amount of $848,000 for payments to creditors in connection with the sale of the Imagent assets (described below), $500,000 received from the PFC Note, and $195,000 received from the exercise of warrants and stock options, partially offset by net cash used in operations of $3.4 million, and the purchase of $46,000 of office equipment. At June 30, 2004, we had net working capital of $5.9 million, compared to a working capital deficit of $20.9 million at June 30, 2003. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

        Net cash used in operating activities totaled $3.4 million for the year ended June 30, 2004, compared to $12.5 million for the year ended June 30, 2003. The decrease in net cash used in operating activities during the year ended June 30, 2004 was primarily due to downsizing, the consolidation of facilities and no manufacturing or marketing expenses, all of which are connected to the sale of the Imagent assets, as well as to decreased expenses related to our operations overall.

        Net cash provided by financing activities totaled $10.7 million for the year ended June 30, 2004, primarily due to net proceeds of $10 million received from the June 2004 private offering, $195,000 received from the exercise of warrants and stock options, and $500,000 from the PFC Note. Net cash provided by financing activities totaled $11.2 million for the year ended June 30, 2003, consisting of net proceeds of $8.8 million from issued debt, $2 million from a revolving line of credit, net proceeds of $250,000 from the sale of preferred stock, net proceeds of $130,000 from the exercise of warrants and $657,000 cash proceeds from the sale of the Imagent assets.

        At June 18, 2003, the following approximate debt obligations were outstanding:

        (a)     $5.8 million owed to various institutional investors and Imcor pursuant to 8% Convertible Secured Promissory Notes issued from October 2002 through June 2003;

        (b)     $5.9 million owed to various investors pursuant to 5% Subordinated Convertible Debentures issued in August and September 2000;

        (c)     $3 million owed to an investment firm pursuant to two separate loan and security agreements at an effective annualized 100% interest rate entered into in July and August 2002;

        (d)     $7 million owed to various investors pursuant to 6% Subordinated Convertible Debentures issued in November 2000;

        (e)     $2.5 million owed to Cardinal Health, Inc. pursuant to a revolving line of credit entered into in March 2002; and

        (f)     $3 million owed to Baxter pursuant to an equipment lease agreement entered into in May 2001.

        On June 18, 2003, we sold all of our assets related to our Imagent product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.5 million. In addition, Imcor has assumed or we have settled $20.4 million in liabilities in full satisfaction of $25.6 million of the foregoing debt. However, $568,000 of such debt is still outstanding and to be paid by Imcor or settled in accordance with agreements with the various debt holders. If Imcor is unable to make the necessary payments, these debt holders will have recourse against us. (For additional information regarding the Imagent asset transaction see Note 5 to the Audited Consolidated Financial Statements).

        Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or our commercialization efforts.

        In June 2004, we completed the June Private Placement, a private placement of 31,427,137 shares of our common stock and warrants to purchase an additional 25,141,714 shares of our common stock at $0.50 per share. The net proceeds to us was approximately $10 million. We believe we now have working capital to fund our operations for the next 18 months; however, we expect to continue to incur substantial expenditures associated with product development. Therefore, we may seek additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our Oxygent development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

        In April 2004, PFC Therapeutics and Il Yang, a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

        Also in April 2004, certain secured creditors that accepted an ownership interest in PFC Therapeutics in satisfaction of Alliance’s obligations and liabilities to such creditors agreed to exchange their ownership interest in PFC Therapeutics for warrants to purchase shares of Alliance’s common stock.

        At June 30, 2004, the following approximate debt obligations were outstanding:

        (a)     $1.6 million owed to various vendors, approximately, $568,000 of which is subject to settlements or reimbursement from Imcor;

        (b)     $953,000 in accrued expenses, primarily consisting of $750,000 in rent and related expenses, and $171,000 in payroll and related expenses;

        (c)     $9.7 million in other liabilities, primarily consisting of accrued warrant expense of $7.9 million (see Note 8 to our Audited Consolidated Financial Statements) and deferred royalty payments of $1.8 million (see Note 6 to our Audited Consolidated Financial Statements).

Subsequent Events

        On July 2, 2004, Nycomed notified us that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. As a result, the rights to Oxygent in Europe and China have reverted back to PFC Therapeutics, and we are actively looking for a new partner or partners to develop and commercialize Oxygent in both of these regions. Subsequently, in July 2004, a dispute arose between us and some of the investors who participated in the June Private Placement. After considering all of the facts and circumstances relevant to the dispute, our board of directors determined that it was in our and our stockholders’ best interests to offer, as a settlement of the dispute, to rescind the June Private Placement.

        On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the approximately $11 million invested in the June Private Placement elected to rescind the June Private Placement. In doing so, each of these investors returned to us its stock certificate and warrant representing the number of shares it received in the June Private Placement for cancellation.

        Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby we issued to such investors Senior Notes in principal amounts equal to the amounts such investors invested in the June Private Placement. These Senior Notes are convertible into common stock at $0.25 per share. The Senior Note Purchase Agreement has restrictive covenants including limitations on cash expenditures, issuances of debt and dividends as well as other restrictive covenants, including a minimum cash balance.

        After giving effect to both transactions, we issued 880,714 shares of common stock and warrants to purchase 660,536 shares of common stock for gross proceeds to us of approximately $300,000, and we issued Senior Notes in an aggregate principal amount of approximately $10.7 million.

        Also in September 2004, the holder of the PFC Note exchanged such promissory note for a Senior Note in the principal amount of $500,000 payable directly by us.

Collaborative Relationships

        In April 2004, PFC Therapeutics and Il Yang, a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

        In December 2002, we entered into an exclusive license agreement with Mixture Sciences for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We have certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. Astral failed to meet a deadline to pay Mixture Sciences the break-up fee of $600,000 plus approximately 18 months of interest. In satisfaction of the $600,000 plus interest owed to Mixture Sciences, Astral assigned two PCT applications to Mixture Sciences. Astral is currently in negotiations with Mixture Sciences to reacquire the two PCT applications.

        In May 2000, we and Baxter entered into a joint venture for the manufacture, marketing, sales, and distribution of Oxygent in the Baxter Territory as defined in the agreement. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales, and distribution of Oxygent; and each party invested $5 million in PFC Therapeutics. In connection with the transaction, PFC Therapeutics obtained an exclusive license in the Baxter Territory to manufacture, market, sell, and distribute all of our injectable PFC emulsions capable of transporting oxygen in therapeutic effective amounts in the bloodstream, including Oxygent. PFC Therapeutics paid us a prepaid royalty of $10 million. In connection with this arrangement, Baxter purchased 500,000 shares of our convertible Series F Preferred Stock for $20 million. In May 2001, because of a revised product development schedule, Baxter purchased an additional $4 million of preferred stock and $3 million of certain Oxygent-related equipment in lieu of purchasing the same amount of preferred stock. In August 2001, Baxter purchased another $4 million of the Company’s preferred stock, and from January to June 2002, Baxter made an additional investment of $3.5 million in our preferred stock. In July 2002, Baxter purchased another $250,000 worth of the preferred stock. In June 2003, in connection with the sale of the Imagent assets, Imcor assumed our equipment lease for Imagent-related items from Baxter. All remaining equipment was returned to Baxter. Concurrent with this transaction, we acquired Baxter’s ownership interest in PFC Therapeutics. We will pay Baxter a royalty on the sales of Oxygent by PFC Therapeutics, following regulatory approval. Accordingly, we wrote off the deferred revenue against our investment in PFC Therapeutics and the carrying value of the PFC technology and charged $1.6 million to impairment of an asset.

Critical Accounting Policies

        We prepare our financial statements in conformity with accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These estimates and assumptions affect the reported balances and amounts within our financial statements and supporting notes thereto. Our critical accounting policies are disclosed in Note 1 to our Consolidated Financial Statements.

Investment in Joint Venture

        We had a 50% interest in a joint venture with Baxter. In compliance with current accounting rules, we periodically reviewed the value of the joint venture based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. In June 2003, we acquired the balance of ownership interest in the joint venture. We will pay Baxter a royalty on the sales of Oxygent by the joint venture, following regulatory approval. Concurrent with this acquisition, we offset the balance of the deferred revenue against our investment in PFC Therapeutics and the carrying value of the PFC technology and charged $1.6 million to impairment of an asset.

Metracor Technologies, Inc.

        In July 1997, we entered into a development agreement with Metracor for the joint development a minimally invasive, point-of-care patient monitoring system. In June 2001, we entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor in exchange for approximately $500,000 cash and the Metracor license. During the second quarter of fiscal 2003, we determined that the decline in the valuation of our investment in Metracor was “other than temporary.” Accordingly, we recorded a loss on investment of $500,000.

Molecular Biosystems, Inc.

        On December 29, 2000, we acquired MBI, which became a wholly owned subsidiary of the Company, in exchange for 770,000 shares of our common stock. MBI is the developer of Optison, the only intravenous ultrasound contrast agent for the heart being marketed in both the U.S. and Europe. During the fourth quarter of fiscal 2003, MBI determined that Chugai Pharmaceutical Co., Ltd. was no longer developing Optison for marketing in Japan, South Korea and Taiwan per their agreement. Accordingly, MBI recorded an impairment of purchased technology asset of $1.8 million.

Item 7.  Financial Statements

ALLIANCE PHARMACEUTICAL CORP.

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	27
Consolidated Balance Sheet at June 30, 2004	28
Consolidated Statements of Operations for the Years	29
Ended June 30, 2004 and 2003
Consolidated Statements of Stockholders' Deficit for the Years	30
Ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the Years	31
Ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements	32-46

No consolidated financial statement schedules are filed herewith because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. as of June 30, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2004 and the consolidated results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 11 to the financial statements, Alliance Pharmaceutical Corp. may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2005, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ ERNST & YOUNG LLP

San Diego, California
August 23, 2004, except for Note 11,
as to which the date is
September 24, 2004

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED BALANCE SHEET

June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$8,429,000
Other current assets	82,000

Total current assets	8,511,000
Property, plant and equipment - net	46,000
Restricted cash	1,000,000
Other assets - net	65,000

$9,622,000

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,629,000
Accrued expenses	953,000

Total current liabilities	2,582,000
Other liabilities	9,747,000
Commitments and contingencies
Stockholders' deficit (Note 11):
Preferred stock - $0.01 par value; 5,000,000 shares authorized;
Series F preferred stock - 793,750 shares issued and outstanding
at June 30, 2004; liquidation preference of $31,750,000	8,000
Common stock - $0.01 par value; 125,000,000 shares authorized;
59,968,955 issued and outstanding at June 30, 2004	600,000
Additional paid-in capital	475,087,000
Accumulated deficit	(478,402,000)

Total stockholders' deficit (Note 11)	(2,707,000)

$9,622,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2004	2003
Revenues:
License, research and royalty revenues	$549,000	$53,000
Operating expenses:
Research and development	1,399,000	16,186,000
General and administrative	1,539,000	7,455,000
Impairment of assets	--	3,353,000

	2,938,000	26,994,000

Loss from operations	(2,389,000)	(26,941,000)
Investment income	12,000	51,000
Other income	10,000	329,000
Loss on investment	--	(500,000)
Interest expense	(2,275,000)	(3,880,000)
Gain on disposition of assets - net	14,658,000	10,617,000

Net income (loss)	$10,016,000	$(20,324,000)

Net income (loss) per common share, basic	$0.33	$(1.04)

Net income (loss) per common share, diluted	$0.32	$(1.04)

Weighted average shares outstanding, basic	30,207,000	19,510,000

Weighted average shares outstanding, diluted	31,339,000	19,510,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)
Balances at June 30, 2002	788,000	$8,000	17,369,000	$174,000	$461,529,000	$(468,094,000)	$(34,008,000)
Exercise of warrants for cash	--	--	371,000	4,000	126,000	--	--
Sale of convertible Series F Preferred Stock	6,000	--	--	--	250,000	--	--
Conversion of convertible notes and accrued interest	--	--	5,679,000	57,000	4,996,000	--	--
Issuance of stock in exchange for release of debt obligation	--	--	4,555,000	45,000	1,321,000	--	--
Issuance of warrants to secured creditors	--	--	--	--	128,000	--	--
Net loss	--	--	--	--	--	(20,324,000)	(20,324,000)

Balances at June 30, 2003	794,000	$8,000	27,974,000	$280,000	$468,350,000	$(488,418,000)	$(20,324,000)
Exercise of stock options and warrants for cash	--	--	568,000	6,000	189,000	--	--
Issuance of common stock for cash	--	--	31,427,000	314,000	9,853,000	--	--
Issuance of warrants in connection with a private placement	--	--	--	--	(7,942,000)	--	--
Interest and beneficial conversion feature on convertible debt	--	--	--	--	2,000,000	--	--
Compensatory stock options	--	--	--	--	8,000	--	--
Issuance of warrants to certain creditors in exchange for participation rights	--	--	--	--	2,629,000	--	--
Net income	--	--	--	--	--	10,016,000	10,016,000

Balances at June 30, 2004	794,000	$8,000	59,969,000	$600,000	$475,087,000	$(478,402,000)	$10,016,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$10,016,000	$(20,324,000)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	--	5,359,000
Interest and beneficial conversion expense	2,000,000	--
Compensatory stock options and warrant issuance	127,000	128,000
Gain on sale of assets - net	(14,658,000)	(10,617,000)
Loss on investment	--	500,000
Loss on impairment of assets	--	3,353,000
Changes in operating assets and liabilities:
Other assets	464,000	1,373,000
Accounts payable and accrued expenses and other	(1,359,000)	7,679,000

Net cash used in operating activities	(3,410,000)	(12,549,000)
Investing activities:
Property, plant and equipment	(46,000)	--
Restricted cash	(469,000)	--
Proceeds from sale of assets	848,000	657,000

Net cash provided by investing activities	333,000	657,000
Financing activities:
Issuance of common stock and warrants	10,243,000	130,000
Issuance of convertible preferred stock - net	--	250,000
Proceeds from debt obligations	500,000	8,827,000
Proceeds from revolving line of credit	--	2,032,000

Net cash provided by financing activities	10,743,000	11,239,000
Increase (decrease) in cash and cash equivalents	7,666,000	(653,000)
Cash and cash equivalents at beginning of year	763,000	1,416,000

Cash and cash equivalents at end of year	$8,429,000	$763,000

Supplemental disclosure of cash flow information:
Interest paid	$--	$445,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of notes	$--	$5,052,000
Issuance of common stock in exchange for release of debt obligation	$--	$1,366,000

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company” or “Alliance”) are engaged in identifying, designing, and developing novel medical products. Currently, the Company is focused on developing its lead product, Oxygent™, an intravascular oxygen carrier designed to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency). In addition, Alliance is developing intellectual property and know-how for potential products to treat immune disorders, including autoimmune disease, cancer and infectious disease.

Liquidity and Basis of Presentation

        The accompanying financial statements are prepared assuming the Company is a going concern. The Company believes it has sufficient working capital to fund its operations for the next 18 months. As discussed in Note 8, in June 2004, the Company completed its June Private Placement financing (the “June Private Placement”) that netted $10 million from the sale of common stock. In September 2004, the terms of the financing were renegotiated (see Note 11) and approximately $10.7 million of the $11 million of the issued shares of common stock were cancelled and replaced by senior convertible notes (the “Senior Notes”), which could become current prior to June 30, 2005. In this event the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The 2004 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

        The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries Molecular Biosystems, Inc. (“MBI”), Astral, Inc. (“Astral”), MDV Technologies, Inc., Alliance Pharmaceutical GmbH, its majority-owned subsidiary Talco Pharmaceutical, Inc., and its majority-owned subsidiary PFC Therapeutics, LLC (“PFC Therapeutics”) from June 18, 2003, when Alliance acquired Baxter Healthcare Corporation’s (“Baxter”) ownership interest. The Company’s subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

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

        Research and Development Revenues Under Collaborative Agreements

        Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones is recognized upon completion of the milestone’s performance requirement. Revenue from product sales is recognized upon the transfer of title, which is generally when products are shipped. No revenues under these types of agreements were recognized during the years ended June 30, 2004 and 2003.

        Licensing and Royalty Revenues

        Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

Research and Development Expenses

        Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In the years ended June 30, 2004 and 2003, the Company incurred research and development expenses of $1.4 million, and $16.2 million, respectively.

Computation of Earnings Per Common Share

        Basic earnings (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share for the years ended June 30, 2004 and 2003 reflect the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants and the conversion of preferred stock where the effect of those securities is dilutive. The debentures outstanding during a portion of the year ended June 30, 2004 have not been included in the diluted earnings per share calculation as the debentures were no longer convertible following the consummation of the settlement agreements with the creditors at the time of the sale of the Imagent assets (see Note 5). All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the year ended June 30, 2003, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

	Income/(Loss) (Numerator)	Shares (Denominator)	Income/(Loss) per share
Year ended June 30, 2004
Basic earnings per share:
Net income	$10,016,000	30,207,000	$0.33
Diluted earnings per share:
Dilutive stock options and warrants	--	497,000	--
Series F preferred stock	--	635,000	--

Net income plus assumed conversions	$10,016,000	31,339,000	$0.32

Year ended June 30, 2003
Basic and diluted loss per share	$(20,324,000)	19,510,000	$(1.04)

Accounting for Stock–Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company in its financial statements applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended June 30:

	2004	2003
Net income (loss)
As reported	$10,016,000	$(20,324,000)
Fair value of stock-based
employee compensation	(890,000)	(2,693,000)
Pro forma	$9,126,000	$(23,017,000)
Net income (loss) per share, basic
As reported	$0.33	$(1.04)
Pro forma	$0.30	$(1.18)
Net income (loss) per share, diluted
As reported	$0.32	$(1.04)
Pro forma	$0.29	$(1.18)

        The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for 2004 and 2003 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate range of 1.7% to 4.6% and 3.25% to 6.5%; dividend yield of 0% for both years; volatility factor of 139% and 135%; and a weighted–average expected term of 7 years for both years. The estimated weighted average fair value at grant date for the options granted during 2004 and 2003 was $0.26 and $0.26 per option, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, “Comprehensive Income” requires unrealized gains and losses on the Company’s available-for-sale securities to be included in accumulated comprehensive income (loss). During the fiscal years ended June 30, 2004 and 2003, the total comprehensive income (loss) was not materially different than the net income (loss) as reported. The Company has reported the total comprehensive income (loss) in the Consolidated Statements of Stockholders’ Deficit.

2.  FINANCIAL STATEMENT DETAILS

Property, Plant and Equipment – Net

        Property, plant and equipment consist of the following:

	June 30,
	2004	2003
Furniture, fixtures, and equipment	$127,000	$81,000
Leasehold improvements	2,628,000	2,628,000

	2,755,000	2,709,000
Less accumulated depreciation and amortization	(2,709,000)	(2,709,000)

	$46,000	$--

Accrued Expenses

        Accrued expenses consist of the following:

	June 30,
	2004	2003
Payroll and related expenses	$171,000	$1,249,000
Accrued interest on convertible debt	--	822,000
Rent and related operating expenses	750,000	355,000
Other	32,000	270,000

	$953,000	$2,696,000

Other Liabilities

        Other liabilities consist of the following:

	June 30,
	2004	2003
Long-term debt	$55,000	$10,960,000
Deferred revenue	--	10,000,000
Deferred royalty payments (Note 6)	1,750,000	--
Accrued warrant liability (Note 8)	7,942,000	--

	$9,747,000	$20,960,000

3.  INVESTMENTS

        In July 1997, the Company entered into a development agreement with Metracor Technologies, Inc. (“Metracor”) for the joint development of a patient monitoring system. In June 2001, Alliance entered into an agreement to acquire approximately 2.5 million shares of Series B Preferred Stock of Metracor in exchange for $500,000 cash and the Metracor license. During the second quarter of fiscal year 2003, the Company determined that the decline in the valuation of its investment in Metracor was “other than temporary” and recorded a loss on investment of $500,000 during the fiscal year ended June 30, 2003.

4.  PFC THERAPEUTICS, LLC

        In May 2000, Alliance and Baxter entered into a joint venture for the manufacture, marketing, sales and distribution of Oxygent in Europe and North America. The companies formed PFC Therapeutics to oversee the further development, manufacture, marketing, sales and distribution of Oxygent. The Company accounted for its investment through the year ended June 30, 2003 using the equity method of accounting. There was no operating activity within the joint venture from May 2000 through the year ended June 30, 2003 and therefore there were no gains or losses resulting from the joint venture.

        In June 2003, Alliance acquired Baxter’s 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of Oxygent and other products. The fee to Baxter is 2% of all of Alliance’s or PFC Therapeutics’ future gross sales, if any, of the products, with a maximum fee of $30 million. In accordance with FASB No. 141, Business Combinations, the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter’s ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

        PFC Therapeutics has had no operating activity (except the purchase of the prepaid royalty of $10 million from Alliance in 2000) since inception of the joint venture.

        In June 2003, Alliance and certain of its creditors entered into an agreement (the “Participation Agreement”), which, among other things, granted each creditor an ownership interest in the Oxygent Business (as defined in the Participation Agreement). In April 2004, Alliance agreed to issue each of these creditors a warrant to purchase a certain number of shares of Alliance’s common stock. In exchange for the issuance of the warrants, these creditors have agreed to assign all of their rights under the Participation Agreement to Alliance. The fair value of the warrants issued as determined using Black-Scholes was $2.3 million. The total ownership interest the creditors assigned back to Alliance was 11.2%.

        On April 5, 2004, PFC Therapeutics, and Nycomed Denmark ApS (“Nycomed”), a leading European pharmaceutical company, signed a collaboration agreement for Nycomed to develop and commercialize Oxygent in Europe (the “Nycomed Agreement”). Under the terms of the agreement, Nycomed was to be responsible for the remaining clinical and regulatory development, and future marketing of Oxygent within a broad European territory. The agreement also included an option for Nycomed to acquire Oxygent rights for China. On July 2, 2004, Nycomed notified Alliance that it was terminating the agreement effective August 16, 2004. Therefore, the rights to Oxygent in Europe and China have reverted back to PFC Therapeutics, and the Company is actively looking for a new partner or partners to develop and commercialize Oxygent in both of these regions

        On April 19, 2004, PFC Therapeutics and Il Yang Pharm. Co., Ltd. (“Il Yang”), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

5.  SALE OF Imagent® ASSETS

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

        On February 5, 2004, Imcor held a special meeting of its stockholders, where its stockholders approved the issuance of more than 20% of Imcor’s voting stock to certain creditors of Alliance in connection with Imcor’s assumed obligations of Alliance. For the year ended June 30, 2004, Alliance recorded $15 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at $3.7 million to Alliance creditors, Imcor funding $848,000 of Alliance’s obligations, and $10.5 million related to creditor settlements or Imcor’s assumed obligations of Alliance. To date, Alliance has recorded $25.6 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at $3.7 million to Alliance creditors, Imcor funding $1.5 million of Alliance’s obligations, and $20.4 million related to settlement agreements or Imcor’s assumed obligations of Alliance. The remaining required cash payments by Imcor will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of asset at the time that Alliance is legally released from the liabilities. The balance owed by Imcor to Alliance to settle remaining liabilities at June 30, 2004 was approximately $460,000.

        In addition, subsequent to the closing and through 2010, Imcor is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions). The assets acquired by Imcor include all of Alliance’s assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration (“FDA”) for marketing in the U.S. in June 2002.

        The amount of the earn-out will equal, for each year of the earn-out: (i) 7.5% of Imagent revenue up to $20 million; (ii) 10% of Imagent revenue between $20 million and $30 million; (iii) 15% of Imagent revenue between $30 million and $40 million; and (iv) 20% of Imagent revenue above $40 million. The earn-out will be reduced by amounts Imcor must pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments they receive from Schering under the license, and amounts of any indemnification claims Imcor has against Alliance. The earn-out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated June 18, 2003 by and between Alliance and Imcor (the “Asset Purchase Agreement”)) that entitle Imcor to retain portions of the earn-out otherwise payable to Alliance:

•	Up to approximately $1.6 million for an earn-out reduction, depending on the satisfaction of certain conditions;

•	The amount of any payments not committed to at closing that Imcor makes after the closing to Alliance’s creditors plus up to $1 million of litigation expenses for certain patent and other litigation; and

•	Between $4 million and $5 million, which is the principal and accrued interest under Imcor’s prior bridge loans to Alliance, depending on the satisfaction of certain conditions.

        The detail of items comprising the gain on disposition of Imagent assets for the years ended June 30, 2004 and 2003 is calculated as follows (in thousands):

	2004	2003
Imcor bridge loan to Alliance of $4,725 and accrued
interest of $86, which was converted into a requirement by
Alliance to provide future earnout offsets to Imcor	$--	$4,811
Imcor issuance of common stock to Alliance's creditors	3,677	--
Cash payments funded by Imcor for liabilities of Alliance	848	657
Assumption by Imcor of operating liabilities and other debt
and settlements with vendors and creditors of Alliance	10,451	4,388
Assumption by Imcor of Cardinal Health Agreement and related
line of credit	--	2,460
Assumption by Imcor of secured debentures, which held an effective
100% annualized interest rate	--	5,541
Carrying value of fixed assets of Alliance acquired by Imcor	--	(7,240)

Gain on sale of assets of Imagent to Imcor	$14,976	$10,617

6.  DEBT OBLIGATIONS

        On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the “PFC Note”) to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note is classified in the other liabilities section of the Consolidated Balance Sheet at June 30, 2004. The Company recorded interest expense of $1 million and a beneficial conversion feature charge of $1 million (included in interest expense) during the second quarter of the fiscal year ended June 30, 2004 based on the valuation of the warrant issued in connection with the PFC Note.

        As of June 18, 2003, the Company had received $5.8 million through the issuance of 8% Convertible Secured Promissory Notes (the “Notes”) to various institutional investors ($1.1 million) and Imcor ($4.7 million). Alliance also agreed to issue warrants exercisable for an aggregate of 2 million shares of common stock, at an exercise price of $0.50 per share, to holders of its 2004 Debentures. In connection with the sale of all of the assets related to Imagent, the holders of the Notes (excluding Imcor) and the holders of the $4.8 million of the Company’s previously issued 2004 Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and 2004 Debentures. To induce the debt holders to enter into this agreement, Alliance and Imcor agreed to deliver certain consideration to each as described in the Asset Purchase Agreement and summarized below. The debt of $4.8 million, including accrued interest, due to Imcor was forgiven by Imcor in 2003 and will be repaid through a reduction of future Imagent earn-out payments, if any. In the event there are no future Imagent earn-out payments, the value of the Notes will remain forgiven.

        Upon delivery of the specified consideration, Alliance’s obligations under the Notes and the 2004 Debentures were terminated and satisfied in full, and each of the loan documents was deemed terminated and of no further effect. The obligation of Imcor to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Imcor for the benefit of Alliance, fully enforceable against Imcor irrespective of any actions, financial condition or other circumstances relating to Imcor. During the fiscal year ended June 30, 2004, upon Imcor issuing common stock as part of its outstanding obligation to certain debt holders, the Company eliminated the carrying value of the short-term debt totaling $12.1 million and recorded a corresponding gain on disposition of asset. During the fiscal year ended June 30, 2004, the Company also reduced accrued interest by $913,000.

        Alliance’s specified consideration included the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors and up to an aggregate of 14.84% interest of Oxygent technology. The Company will value the interest in Oxygent technology provided to certain creditors and record this value as deferred royalty payments. As of June 30, 2004, the Company has recorded deferred royalty payments of $1.75 million. Reductions to liabilities totaled $15 million due to Imcor issuance of stock to creditors, cash payments funded by Imcor to vendors and creditors, and settlements with vendors and creditors during the year ended June 30, 2004. For settlement agreements with vendors that provided for extended repayment terms, the Company has recorded the entire outstanding obligation, less payments to date, since the Company is not released from the full liability until the entire settlement amount is paid. Since the last payment of the agreed-upon settlement amount was paid on July 15, 2004, the Company has recorded a gain on disposition of assets for the outstanding obligation at June 30, 2004, less the payments made in July 2004.

        In July and August 2002, the Company entered into two separate loan and security agreements, totaling $3 million, with an investment firm. In connection with these transactions, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.38 per share. As part of the sale of the Imagent assets in June 2003, Imcor assumed Alliance’s obligation under these two loan and security agreements.

        In November 2000, the Company sold $7 million of five-year 6% subordinated convertible notes. Upon Imcor’s issuance of common stock, the outstanding balance was eliminated and a corresponding gain on sale of asset was recorded at June 30, 2004.

        In August and September 2000, the Company sold $12 million of four-year 5% subordinated convertible debentures to certain investors. On June 18, 2003, the balance outstanding on these debentures was $5.9 million. Pursuant to a payout agreement, the Company issued 1,250,000 shares of common stock and paid $100,000 in cash to one of the investors. Upon Imcor’s issuance of common stock, the outstanding balance, including accrued interest, of $5.2 million was eliminated and a corresponding gain on sale of asset was recorded at June 30, 2004.

        Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 over the next 15 months. Accordingly, Alliance has made payments totaling $65,000 and has included the balance of the compromised amount in liabilities in the Consolidated Balance Sheet at June 30, 2004.

7.  PREFERRED STOCK

        In May 2000, Alliance entered into a joint venture with Baxter and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance’s common stock is equal to or greater than $22 per share ($110 per share based on a post-reverse split of 5:1); or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

        The Series F Preferred Stock is convertible at the following conversion rates: 1) if Alliance’s common stock price averages $22 ($110 per share on a post-reverse split basis) per share over a 20-day period through May 19, 2004, the conversion price for the Series F Preferred Stock will be $22 per share ($110 per share on a post-reverse split basis); 2) if the license agreement between Alliance and PFC Therapeutics is terminated, the conversion price will not be less than $10 per share ($50 per share on a post reverse split basis); or 3) if the events discussed above do not occur, the conversion price will be based on the market value of Alliance’s common stock at the time of conversion, subject to “Certain Limitations.”

        “Certain Limitations” refers to the situation where if a conversion event occurs or a conversion election is made and conversion of shares of Series F Preferred Stock would result in the issuance by the Company of a number of shares (the “Additional Shares”) of its common stock greater than the “Issuance Limit,” then the Company need not issue the Additional Shares, unless it first obtains shareholder approval of the issuance of the Additional Shares. “Issuance Limit” means 9,389,477 shares (before the reverse stock split of 1:5) of common stock (that is, 19.9% of the shares of common stock issuance and outstanding as of May 16, 2000). If the Company does not obtain shareholder approval for the issuance of the Additional Shares or in any event, does not, prior to the expiration of 120 days after such conversion election, issue the Additional Shares required to be issued as a result of such conversion event or conversion election, the Company shall pay to each person entitled to receive such Additional Shares an amount in cash equal to the aggregate market price of such Additional Shares on the day that the conversion event occurred or the conversion election was made. The market price for such day shall be the last reported sales price on the principal exchange on which the common stock is listed, or if it is not so listed, the Nasdaq National Market or, if it is not so listed, on the over-the-counter market.

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

8.  STOCKHOLDERS’ DEFICIT

June Private Placement

        In June 2004, the Company completed its June Private Placement, a private placement of 31,427,137 shares of its common stock for aggregate gross proceeds of approximately $11 million. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10 million. In connection with this transaction, the Company also issued five-year warrants to purchase an additional 23,570,357 shares of its common stock at an exercise price of $0.50 per share. The Company also issued warrants to the placement agent to purchase 1,571,357 shares of its common stock. Pursuant to the terms of the registration rights agreements entered into in connection with the June Private Placement, the Company was required to pay a cash penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agent’s warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.4%, the contractual life of 5 years and volatility of 139%. In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Common Stock”, the estimated fair value in the amount of $7.9 million was recorded as a liability, with an offsetting charge to additional paid-in capital. The warrant liability will be reclassified to additional paid-in capital as of the date of effectiveness of the registration statement, which is the date the potential for a cash penalty ceases.

        On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in June Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company’s board of directors determined that it was in the Company’s and the Company’s stockholders’ best interests to offer, as a settlement of the dispute, to rescind the June Private Placement. (See Note 11.)

Stock Option Plans

        The Company has a 1983 Incentive Stock Option Plan (the “1983 Plan”), a 1983 Non-Qualified Stock Option Program (the “1983 Program”), a 1991 Stock Option Plan, a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the “1991 Plan”, the “2000 Plan” and the “2001 Plan”). These plans provide for the granting of options to purchase shares of the Company’s common stock (up to an aggregate of 500,000, 2,500,000, 8,300,000, 2,100,000 and 2,000,000 shares under the 1983 Plan, 1983 Program, 1991 Plan, 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan, the 1983 Program and the 1991 Plan have expired and no additional options may be granted under such plans.

        The following table summarizes stock option activity for the two years ended June 30, 2004:

	Shares	Weighted Average Price
Balance at June 30, 2002	2,201,956	$22.72
Granted	337,000	$0.28
Terminated/Expired	(1,384,299)	$16.03

Balance at June 30, 2003	1,154,657	$24.25
Granted	724,000	$0.28
Exercised	(15,500)	$0.38
Terminated/Expired	(262,674)	$25.72

Balance at June 30, 2004	1,600,483	$13.36

Available for future grant under the 2000 Plan	1,500
Available for future grant under the 2001 Plan	469,285

	470,785

        The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.17	392,500	$0.17	9.16 years	103,750	$0.17
$0.30 - $0.41	366,000	$0.40	9.81 years	354,250	$0.40
$0.44 - $4.90	296,525	$3.06	7.42 years	259,075	$3.06
$13.75 - $21.565	144,540	$14.05	6.24 years	143,140	$13.99
$24.375 - $36.875	129,558	$25.45	3.24 years	129,558	$25.45
$38.15 - $43.75	64,100	$39.04	5.13 years	58,600	$39.06
$46.875 - $82.50	207,260	$59.97	3.75 years	189,820	$59.56

	1,600,483	$13.36	7.38 years	1,238,193	$16.03

        The following table summarizes common shares reserved for issuance at June 30, 2004 on exercise or conversion of:

Series F convertible preferred stock	635,000
Common stock options	2,071,268
Common stock warrants	37,407,440

Total common shares reserved for issuance	40,113,708

Warrants

        At June 30, 2004, the Company had warrants outstanding to purchase 37,407,440 shares of common stock at prices ranging from $0.35 to $30.00 per share. The warrants expire on various dates from July 2004 through June 2009.

9.  INCOME TAXES

        No provision for income taxes was recorded for the year ended June 30, 2004 due to the utilization of net operating loss carryforwards.

        The significant components of the Company's deferred tax assets as of June 30, 2004 and 2003, respectively, are shown below. A valuation allowance of $222.6 million, of which $4.4 million is related to the year ended June 30,2004, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

        Deferred tax assets consist of the following:

	June 30,
	2004	2003
Net operating loss carryforwards	$175,537,000	$179,561,000
Research and development credits	26,425,000	26,425,000
Capitalized research expense	17,902,000	17,902,000
Other - net	2,698,000	3,078,000

Total deferred tax assets	$222,562,000	$226,966,000
Valuation allowance for deferred tax assets	(222,562,000)	(226,966,000)

Net deferred tax assets	$-	$-

        Approximately $4 million of the valuation allowance for deferred tax assets relates to stock option deductions, which, if recognized, will be allocated to contributed capital.

        At June 30, 2004, the Company had federal and various state net operating loss carryforwards of approximately $494.5 million and $42.7 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. No federal tax loss carryforwards expired in fiscal 2004; however, carryforwards will continue to expire (beginning in fiscal 2009) unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $20.8 million and $8.6 million, respectively. No federal research and development tax credit carryforwards expired in fiscal 2004; however, carryforwards will continue to expire (beginning in fiscal 2009) unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50%; therefore, a significant portion will expire prior to being fully utilized.

10.  COMMITMENTS AND CONTINGENCIES

Imagent

        On June 18, 2003, the Company sold its Imagent assets and transferred certain liabilities to Imcor for approximately $1.1 million in cash and $3.5 million of Imcor common stock that was issued directly to certain secured creditors of Alliance. During the period between 90 and 365 days after the closing, Imcor is obligated to pay up to an additional $3 million and deliver up to an additional aggregate of 1,985,522 shares of its common stock to certain creditors. The amount of consideration was determined through arms-length negotiation. In addition, subsequent to the closing and through 2010, IMCOR is obligated to pay Alliance further consideration in the form of an earn-out based on Imagent revenue invoiced (subject to certain reductions).

        In connection with the sale of the Imagent assets, the holders of the 8% Notes (excluding Imcor) and the holders of the 5% Debentures agreed to accept a Payout Amount (as defined in the Asset Purchase Agreement) in full satisfaction of Alliance’s obligations and liabilities under such Notes and Debentures. To induce the debt holders to enter into this agreement, Alliance agreed to deliver set considerations and Imcor agreed to deliver its considerations as described in the Asset Purchase Agreement, in each case in the manner and the dates specified thereon.

        Upon delivery of the specified considerations, Alliance’s obligations will be terminated and satisfied in full, and each of the loan documents shall be deemed terminated and of no further effect. It is understood that the obligation of Imcor to the debt holders to deliver the consideration contemplated in the Asset Purchase Agreement is a direct obligation of Imcor for the benefit of Alliance, fully enforceable against Imcor irrespective of any actions, financial condition or other circumstances relating to Imcor hereafter.

        Alliance's specified considerations included the issuance of an aggregate of 4,555,000 shares of common stock, which were issued on June 19, 2003, to certain secured creditors; cash payments funded by Imcor made at closing and to be made during the period between 90 and 365 days after the closing; and up to an aggregate of 13.34% of PFC Therapeutics. If Imcor meets its obligation in funding the cash payments, Alliance's accounts payable and accrued expenses as recorded at June 30, 2004, will be decreased by $568,000.

Litigation

        In April 2004, we settled a lawsuit concerning breach of two license agreements with Mt. Sinai School of Medicine of New York University. The settlement agreement did not require any payments by either party to the other.

        On July 2, 2003, Hub Properties Trust (“Hub”) filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively “Immune Complex”), and other parties. The suit alleges that the defendants are liable to Hub for damages stemming from Hub’s inability to lease two properties due to defendants’ failure to timely deactivate the radiological materials licenses on the properties. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We have filed a cross-complaint against Hub for damages. In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the Hub litigation. If Hub prevails in the litigation, it will be entitled to the funds in the controlled account up to the amount of the judgment. If the judgment exceeds the amount of money in the account, Hub may pursue other of our assets. If we prevail or the judgment is less than $1 million then any money remaining in the controlled account will be returned to us. We believe that Hub’s claims are without merit or subject to defenses; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

        On June 13, 2003, we jointly brought a patent infringement action with Imcor against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, “Amersham”) in the U.S. District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham’s Optison® product, Amersham and its related entities infringe on seven patents acquired from us by Imcor through its purchase of the Imagent assets. We and Imcor are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against us and our subsidiary Molecular Biosystems, Inc. (“MBI”) asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. We believe that Amersham’s counterclaims are without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

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

        On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. A trial date of November 8, 2004 has been set in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

11.  SUBSEQUENT EVENTS

        On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company’s board of directors determined that it was in the Company’s and the Company’s stockholders’ best interests to offer, as a settlement of the dispute, to rescind the June Private Placement.

        On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the approximately $11 million invested in the June Private Placement elected to rescind the June Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant it received in the June Private Placement for cancellation.

        Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors the Senior Notes, convertible at $0.25 per share into common stock in principal amounts equal to the amounts such investors invested in the June Private Placement.

        After giving effect to both transactions, the Company issued 880,714 shares of common stock and warrants to purchase 660,536 shares of common stock for gross proceeds to the Company of approximately $300,000, and the Company issued Senior Notes in an aggregate principal amount of approximately$10.7 million.

        Also in September 2004, the holder of the PFC Note exchanged such promissory note for a Senior Note in the principal amount of $500,000 payable directly by the Company.

        The Senior Notes are due the earlier of March 24, 2006, or an event of default (as defined). The Senior Notes can be converted at anytime prior to the maturity date. Based on these covenants, the Company has recorded the Senior Notes as current. The following pro forma balance sheet information reflects the effects of the exchange of common shares and warrants for Senior Notes as if it had occurred as of June 30, 2004 (in thousands):

	Actual	Pro Forma
Current liabilities:
Accounts payable and accrued expenses	$2,582	$2,582
Senior convertible notes	--	11,191

Total current liabilities	2,582	13,773
Other liabilities
Long-term debt	55	55
Deferred royalty payments	1,750	1,750
Accrued warrant liability	7,942	--
Stockholders' deficit:
Preferred stock	8	8
Common stock	600	294
Additional paid-in capital	475,087	472,144
Accumulated deficit	(478,402)	(478,402)

Total stockholders' deficit	(2,707)	(5,956)

	$9,622	$9,622

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.  Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date within 90 days prior to filing the Company’s June 30, 2004 Form 10-KSB (the “Evaluation Date”). Based upon that evaluation, our CEO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures

        There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on Effectiveness of Internal Control

        Our management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Alliance Pharmaceutical Corp. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act

        Information concerning the directors of the Company is incorporated by reference to the section entitled “Election of Directors” that the Company intends to include in its definitive proxy statement for Alliance’s November 11, 2004 Annual Meeting of Shareholders (the “Proxy Statement”). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-KSB.

Executive Officers of the Registrant

        The following are the executive officers of the Company:

        Duane J. Roth. Mr. Roth, who is 54, has been Chief Executive Officer since 1985 and Chairman since October 1989,. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals, and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products.

        John E. Wurst. Mr. Wurst, who is 38, has served as our corporate Secretary and General Counsel since March 2004. He has been an employee of ours since 1999. Mr. Wurst received his J.D. from Creighton University School of Law and an L.L.M. in Intellectual Property from the George Washington University School of Law.

        Edward C. Hall. Mr. Hall has been our Chief Financial Officer since July 2004, on a part-time basis. Mr. Hall has held senior financial executive positions with both public and privately held life sciences and technology companies for over 25 years. Prior to his appointment as our Chief Financial Officer, he served as Vice President and Chief Financial Officer of Chromagen, Inc, a private biotech tools company that develops proteomic and genomic assays for use in drug discovery. Prior to that Mr. Hall was Vice President, Finance and Chief Financial Officer of Cytel Corporation, a public biotech company and developer of anti-inflammatory drugs.  Prior to that, Mr. Hall was Vice President, Finance and Chief Financial Officer of Medical Device Technologies, a public medical device company. He also serves as part-time Chief Financial Officer of Aethlon Medical, Inc., a development-stage public company. Mr. Hall is a Partner of Tatum CFO Partners, LLP.

Item 10.  Executive Compensation

        Information concerning “Executive Compensation” ““is incorporated by reference to the section labeled “Executive Compensation” that the Company intends to include in the’ Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” that the Company intends to include in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

        Information concerning “Certain Relationships and Related Transactions” is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” that the Company intends to include in the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company, filed on May 7, 2001 (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001 (the “March 2001 10-Q”)).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K dated October 18, 2001).

3.3	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s registration statement on Form S-2 dated April 19, 1989 (File No. 033-28259)).

4.2	Form of Warrant issued on June 8, 2004 to certain investors and Roth Capital Partners, LLC.

4.3	Warrant issued to SDS Merchant Fund L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

4.4	Warrant issued to Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

4.5	Warrant issued to Brown Simpson Partners I, Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

4.6	Form of Senior Convertible Promissory Note.

10.1	Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Report of Form 10-K for the fiscal year ending June 30, 1994). #

10.2	License Agreement dated September 23, 1997, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 2(a) of the Company’s Report on Form 8-K/A filed on February 27, 1998).

10.3	First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q for the quarter ended December 1998.)

10.4	Split Dollar Life Insurance Agreement between the Company and Duane J. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the quarter ended September 31, 1999 (the “September 1999 10-Q”)). #

10.5	Collateral Assignment of Life Insurance Policy between the Company and Duane J. Roth dated November 25, 1998 (incorporated by reference to Exhibit 10(b) of the September 1999 10-Q). #

10.6	Eleventh Amendment to Lease Agreement dated September 1, 1999, between the Company and HUB Properties Trust (incorporated by reference to Exhibit 10(e) of the September 1999 10-Q).

10.7	Asset Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated October 4, 1999 (incorporated by reference to Exhibit 2(a) of the Current Report on Form 8-K dated November 4, 1999 (the “November 1999 8-K”).

10.8	Product Development Rights Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(b) of the November 1999 8-K).

10.9	License Agreement (License to Inhale) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(c) to the November 1999 8-K).

10.10	License Agreement (License to Alliance) between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(d) of the November 1999 8-K).

10.11	Inhale Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(e) of the November 1999 8-K).

10.12	Alliance Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(f) of the November 1999 8-K)

10.13	Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company’s Report on Form 10-Q for the quarter ended December 31, 1999).

10.14	Form of 5% Subordinated Convertible Debenture dated February 11, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated February 11, 2000 (the “February 2000 8-K”)).

10.15	Form of Securities Purchase Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.2 of the February 2000 8-K).

10.16	Form of Registration Rights Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.3 of the February 2000 8-K).

10.17	Form of 5% Subordinated Convertible Debenture dated August 22, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated August 22, 2000 (the “August 2000 8-K”)).

10.18	Form of Securities Purchase Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.2 of the August 2000 8-K).

10.19	Form of Registration Rights Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.3 of the August 2000 8-K).

10.20	License Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(pp) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”)).

10.21	Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000 between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(qq) of the 2000 10-K).

10.22	Alliance Manufacturing and Supplier Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(rr) of the 2000 10-K).

10.23	Baxter Manufacturing and Supplier Agreement dated May 19, 2000, between Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ss) of the 2000 10-K).

10.24	Operating Agreement dated May 17, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(tt) of the 2000 10-K).

10.25	Preferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(uu) of the 2000 10-K).

10.26	Deferred Stock Purchase Agreement dated May 19, 2000, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10(vv) of the 2000 10-K).

10.27	Security Agreement dated May 19, 2000, between the Company and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(ww) of the 2000 10-K).

10.28	Form of 6% Convertible Note dated as of November 15, 2000 (incorporated by reference to Exhibit 4(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 (the “December 2000 10-Q”)).

10.29	Form of Option Agreement and Zero Coupon Convertible Note dated as of November 8, 2000 (incorporated by reference to Exhibit 4(ii) of the December 2000 10-Q).

10.30	Form of Collateral Pledge and Security Agreement dated as of November 15, 2000 (incorporated by reference to Exhibit 4(iii) of the December 2000 10-Q).

10.31	Amendment No. 2 to the License Agreement dated as of September 23, 1997 between the Company and Schering Aktiengesellschaft (incorporated by reference to Exhibit 10(a) of the December 2000 10-Q).

10.32	1991 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(c) of the Company’s Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”)). #

10.33	2000 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(d) of the March 2001 10-Q). #

10.34	2001 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(e) of the March 2001 10-Q). #

10.35	Form of Option Agreement, dated June 22, 2001, between the Registrant and certain holders of Series B Preferred Stock of Metracor Technologies, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 22, 2001).

10.36	Consulting Agreement dated July 31, 2001 between the Company and Harold W. DeLong. (1) (incorporated by reference to Exhibit 10(hhh) of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”)).

10.37	Agreement and Plan of Merger dated as of October 11, 2000 by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company registration statement on Form S-4, filed on November 9, 2000).

10.38	Letter Agreement dated as of May 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

10.39	Term Sheet dated August 1, 2001 between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

10.40	Third Amendment to Optison Products Rights Agreement dated as of August 6, 2001, between the Company, Molecular Biosystems, Inc. and Mallinckrodt Inc. (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

10.41	Form of Amendment to the 1991, 2000 and 2001 Stock Option Plans of the Company adopted May 8, 2001 (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

10.42	Form of Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated October 31, 2001 (the “October 2001 8-K”)).

10.43	Form of Registration Rights Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K).

10.44	Form of Warrant dated October 30, 2001 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K).

10.45	Supplemental Agreement dated March 15, 2002, between the Company and Inhale Therapeutic Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 15, 2001).

10.46	Form of Contribution Agreement dated October 23, 2001 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated November 30, 2001).

10.47	Amended and Restated License Agreement dated as of February 22, 2002 between the Company and Schering Aktiengesellschaft (1) (incorporated by reference to Exhibit 10(b) of the March 2002 10-Q).

10.48	Agreement dated as of February 28, 2002 between the Company and RedKey, Inc., dba Cardinal Health Sales and Marketing Services (1) (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 (the “March 2002 10-Q”)).

10.49	Form of Purchase Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.1 of the October 4, 2001 8-K (the “October 2001 8-K”)).

10.50	Form of Promissory Note dated October 4, 2002 (incorporated by reference to Exhibit 99.2 of the October 2001 8-K).

10.51	Form of Imagent Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K).

10.52	Form of Imagent and Oxygent Trademark Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K).

10.53	Form of General Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.5 of the October 2001 8-K).

10.54	Form of Warrant dated October 4, 2002 (incorporated by reference to Exhibit 99.6 of the October 2001 8-K).

10.55	Form of Imagent Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.7 of the October 2001 8-K).

10.56	Form of General Collateral Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.8 of the October 2001 8-K).

10.57	Imagent and Oxygent Patent and Trademark Security Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.9 of the October 2001 8-K).

10.58	Form of Asset Purchase Agreement dated June 10, 2003 (incorporated by reference to Exhibit 2.1 of the June 20, 2003 8-K).

10.59	License Agreement dated as of December 3, 2002 between the Company and Mixture Sciences, Inc. (incorporated by reference to Exhibit 10 of the February 14, 2003 10-Q).

10.60	Asset Purchase Agreement dated June 10, 2003 by and between the Company and Photogen Technologies, Inc. (incorporated by reference to the Company’s Report on Form 8-K dated June 23, 2003).

10.61	Guaranty and Security Agreement dated November 20, 2003 by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 10-QSB for the quarter ended December 31, 2003).

10.62	Warrant issued November 20, 2003 by PFC Therapeutics LLC to Technology Gateway Partnership, L.P. (incorporated by reference to Exhibit 4.4 of the Company’s Report of Form 10-QSB for the quarter ended December 31, 2003).

10.63	Secured Convertible Note dated November 20, 2003 by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 10-QSB for the quarter ended December 31, 2003).

10.64	Security Agreement dated November 20, 2003 by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-QSB for the quarter ended December 31, 2003).

10.65	Secured Convertible Note Purchase Agreement dated November 20, 2003 by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-QSB for the quarter ended December 31, 2003).

10.66	Assignment dated April 7, 2004 by and between the Company and Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

10.67	Assignment dated April 7, 2004 by and between the Company and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

10.68	Assignment dated April 7, 2004 by and between the Company and Brown Simpson Partners I, Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

10.69	Licensing, Development and Marketing Agreement dated April 19, 2004 by and between PFC Therapeutics, LLC and Il Yang Pharm. Co. Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Report on 10-QSB for the quarter ended March 31, 2004).

10.70	Development, Assignment and Supply Agreement dated April 1, 2004 by and between PFC Therapeutics, LLC, and Nycomed Denmark ApS (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004).

10.71	Registration Rights Agreement dated May 27, 2004 by and among the Company and certain investors. *

10.72	Securities Purchase Agreement dated May 27, 2004 by and among the Company and certain investors. *

10.73	Rescission and Settlement Agreement dated September 21, 2004 by and among the Company and certain investors. *

10.74	Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004 by and among the Company and certain investors. *

10.75	Registration Rights Agreement dated September 21, 2004 by and among the Company and certain investors. *

14.1	Code of Ethics. *

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of our Chief Executive Officer and President, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

* Filed Herewith.
# Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

None.

Item 14.  Principal Accountant Fees and Services

        Information concerning “Principal Accountant Fees and Services” is incorporated by reference to the section entitled “Principal Accountant Fees and Services” that the Company intends to include in the Proxy Statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        Information concerning “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” is incorporated by reference to the section entitled “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” that the Company intends to include in the Proxy Statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)
Date: September 28, 2004	By: /s/ Duane J. Roth
Duane J. Roth
Chairman and Chief Executive Officer
By: /s/ Edward C. Hall
Edward C. Hall
Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Chairman, Chief Executive Officer
Duane J. Roth
/s/	Director
Theodore D. Roth
/s/	Director
Pedro Cuatrecasas, M.D
/s/	Director
Carroll O. Johnson
/s/	Director
Stephen M. McGrath
/s/	Director
Donald E. O'Neill
/s/	Director
Jean Riess, Ph.D