Form 10QSB
period 2004-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2004-11-10
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                               14-1644018
--------------------------------------------           -------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

6175 Lusk Boulevard
San Diego, California                                  92121
--------------------------------------------           -------------------------
(Address of principal                                  Zip Code
executive offices)

Registrant's telephone number,
including area code:                                   (858) 410-5200
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

                      Yes [X]                 No [ ]

As of October 31, 2004, Registrant had 31,922,532 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

INDEX
-----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet (unaudited)                 3

           Condensed Consolidated Statements of Operations (unaudited)      4

           Condensed Consolidated Statements of Cash Flows (unaudited)      5

           Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                               14

Item 3.    Controls And Procedures                                         18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               19

Item 2.    Changes in Securities                                           20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission Of Matters To a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits and Reports on Form 8-K                                21


PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,
                                                                                     2004
                                                                           ----------------------
ASSETS                                                                           (UNAUDITED)
------

CURRENT ASSETS:
    Cash and cash equivalents                                              $           7,419,000
    Other current assets                                                                 167,000
                                                                           ----------------------
              Total current assets                                                     7,586,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                       44,000
RESTRICTED CASH                                                                        1,000,000
                                                                           ----------------------
                                                                           $           8,630,000
                                                                           ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                       $           1,397,000
    Accrued expenses                                                                   1,202,000
    Senior notes payable                                                              11,202,000
                                                                           ----------------------
              Total current liabilities                                               13,801,000

LONG-TERM DEBT                                                                           420,000
OTHER LIABILITIES                                                                      1,250,000

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares authorized; 793,750 shares of Series F issued and outstanding at
        September 30, 2004 and June 30, 2004                                              8,000
    Common stock - $.01 par value; 125,000,000 shares authorized;
        29,422,532 and 59,968,955 shares issued and outstanding at
        September 30, 2004 and June 30, 2004, respectively                               294,000
    Additional paid-in capital                                                       474,884,000
    Accumulated deficit                                                             (482,027,000)
                                                                           ----------------------
              Total stockholders' deficit                                             (6,841,000)
                                                                           ----------------------
                                                                           $           8,630,000
                                                                           ======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  2004                    2003
                                                           ----------------------  ---------------------
                                                                            (UNAUDITED)
REVENUES:
     License, research and royalty revenues                $              47,000   $             17,000

OPERATING EXPENSES:
     Research and development                                            960,000                175,000
     General and administrative                                          637,000                127,000
                                                           ----------------------  ---------------------
                                                                       1,597,000                302,000
                                                           ----------------------  ---------------------
LOSS FROM OPERATIONS                                                  (1,550,000)              (285,000)

INVESTMENT INCOME                                                         31,000                  4,000
OTHER INCOME                                                                   -                 72,000
INTEREST EXPENSE                                                      (2,249,000)               (78,000)
GAIN ON DISPOSITION OF ASSET                                             143,000              1,899,000
                                                           ----------------------  ---------------------
NET INCOME (LOSS)                                          $          (3,625,000)  $          1,612,000
                                                           ======================  =====================

NET INCOME (LOSS) PER COMMON SHARE, BASIC                  $               (0.06)  $               0.06
                                                           ======================  =====================
NET INCOME (LOSS) PER COMMON SHARE, DILUTED                $               (0.06)  $               0.05
                                                           ======================  =====================

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC                            57,977,000             27,977,000
                                                           ======================  =====================
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED                          57,977,000             34,434,000
                                                           ======================  =====================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    2004                  2003
                                                                              -----------------     -----------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
     Net income (loss)                                                        $     (3,625,000)     $      1,612,000
     Adjustments to reconcile net income (loss) to net cash used in operations:
        Depreciation and amortization                                                    2,000                     -
        Compensatory stock options                                                       2,000                     -
        Beneficial conversion expense                                                2,238,000                     -
        Gain on disposition of asset                                                  (143,000)           (1,899,000)
        Changes in operating assets and liabilities:
           Restricted cash and other assets                                            (19,000)              529,000
           Accounts payable and accrued expenses and other                             446,000              (895,000)
                                                                              -----------------     -----------------
Net cash used in operating activities                                               (1,099,000)             (653,000)
                                                                              -----------------     -----------------

INVESTING ACTIVITIES:
     Property and equipment - net                                                       (1,000)                    -
     Proceeds from disposition of asset                                                 90,000               262,000
                                                                              -----------------     -----------------
Net cash provided by investing activities                                               89,000               262,000
                                                                              -----------------     -----------------

FINANCING ACTIVITIES:
     Issuance of common stock                                                                -                 1,000
                                                                              -----------------     -----------------
Net cash provided by financing activities                                                    -                 1,000
                                                                              -----------------     -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,010,000)             (390,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     8,429,000               763,000
                                                                              -----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      7,419,000      $        373,000
                                                                              =================     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Issuance of senior notes for common stock                                $     11,191,000      $              -


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

         Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company", "Alliance", "we" or "us") are engaged in identifying, designing, and developing novel medical products. Currently, the Company is focused on developing its lead product, OXYGENT(TM), an intravascular oxygen carrier designed to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency). In addition, Alliance is developing intellectual property and know-how for potential products to treat immune disorders, including autoimmune disease, cancer and infectious disease.

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying unaudited financial statements are prepared assuming the Company is a going concern. The Company believes it has sufficient working capital to fund its operations for the next 15 months. However, as discussed in
Note 4, in June 2004, the Company completed a private placement of its common stock with net proceeds to the Company of approximately $10 million (the "June Private Placement"). In September 2004, the terms of the June Private Placement were rescinded by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June Private Placement. Concurrently, the investors who elected to rescind the June Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"). Due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. If this were to occur, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The accompanying unaudited financial statements do not include the adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries Molecular Biosystems, Inc. ("MBI"), Astral, Inc. ("Astral"), MDV Technologies, Inc., Alliance Pharmaceutical GmbH, its majority-owned subsidiary Talco Pharmaceutical, Inc., and its majority-owned subsidiary PFC Therapeutics, LLC ("PFC Therapeutics") from June 18, 2003, when Alliance acquired Baxter Healthcare Corporation's ("Baxter") ownership interest. The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

         The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
-------------------------

         The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------

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

REVENUE RECOGNITION
-------------------

         Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

         LICENSING AND ROYALTY REVENUES
         ------------------------------
         Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In the three-month periods ended September 30, 2004 and 2003, the Company incurred research and development expenses of $960,000 and $175,000, respectively.

COMPUTATION OF EARNINGS PER COMMON SHARE
----------------------------------------

         Basic earnings (loss) per share was computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share for the three months ended September 30, 2004 and 2003 reflect the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants and the conversion of preferred stock where the effect of those securities is dilutive. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2004, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

                                                 INCOME/(LOSS)          SHARES           INCOME/(LOSS)
                                                  (NUMERATOR)        (DENOMINATOR)         PER SHARE
                                             -------------------   -----------------   -----------------
Three months ended September 30, 2004
     Basic and diluted loss per share        $       (3,625,000)         57,977,000    $          (0.06)
                                             ===================   =================   =================

THREE MONTHS ENDED SEPTEMBER 30, 2003
Basic earnings per share:
     Net income                              $        1,612,000          27,977,000    $           0.06
Diluted earnings per share:
     Dilutive stock options and warrants                      -             131,000                   -
     Series F preferred stock                                 -             289,000                   -
     Convertible debentures                              78,000           6,037,000                   -
                                             -------------------   -----------------   -----------------
     Net income plus assumed conversions     $        1,690,000          34,434,000    $           0.05
                                             ===================   =================   =================

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company in its financial statements applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in the three-month periods ended September 30, 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three months ended September 30:


THREE MONTHS ENDED SEPTEMBER 30:                               2004                 2003
                                                       -------------------   ------------------
             Net income (loss)
                 As reported                           $       (3,625,000)   $       1,612,000
                 Fair value of stock-based
                      employee compensation                      (160,000)            (195,000)
                                                       -------------------   ------------------
                 Pro forma                             $       (3,785,000)   $       1,417,000
                                                       ===================   ==================
             Net income (loss) per share, basic
                 As reported                           $            (0.06)   $            0.06
                 Pro forma                             $            (0.06)   $            0.05
             Net income (loss) per share, diluted
                 As reported                           $            (0.06)   $            0.05
                 Pro forma                             $            (0.06)   $            0.04

         The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month periods ended September 30, 2004 and 2003 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for both periods, respectively: risk-free interest rate range of 1.7% to 4.6% and 3.25% to 6.5%; dividend yield of 0% for both years; volatility factor of 139% and 135%; and a weighted-average expected term of 7 years for both years. There were no options granted during the three-month period ended September 30, 2004. The estimated weighted average fair value at grant date for the options granted during the three-month period ended September 30, 2003 was $0.16.

COMPREHENSIVE INCOME (LOSS)
---------------------------

         SFAS No. 130, "Comprehensive Income" requires unrealized gains and losses on the Company's available-for-sale securities to be included in accumulated comprehensive income (loss). During the three-month periods ended September 30, 2004 and 2003, the total comprehensive income (loss) was not materially different than the net income (loss) as reported.

2.  PFC THERAPEUTICS, LLC

         In June 2003, Alliance acquired Baxter's 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of OXYGENT and other products. The fee to Baxter is 2% of all of Alliance's or PFC Therapeutics' future gross sales, if any, of the products, with a maximum fee of $30 million. In accordance with FASB No. 141, BUSINESS COMBINATIONS, the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter's ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

         PFC Therapeutics has had no operating activity (except the purchase of the prepaid royalty of $10 million from Alliance in 2000) since inception of the joint venture.

         Also in June 2003, Alliance and certain of its creditors entered into an agreement (the "Participation Agreement"), which, among other things, granted each creditor an ownership interest in the OXYGENT Business (as defined in the Participation Agreement). In April 2004, Alliance agreed to issue each of these creditors a warrant to purchase a certain number of shares of Alliance's common stock. In exchange for the issuance of the warrants, these creditors agreed to assign all of their rights under the Participation Agreement to Alliance. The fair value of the warrants issued as determined using Black-Scholes was $2.3 million as recorded in fiscal year 2004. The total ownership interest the creditors assigned back to Alliance was 11.2% during fiscal year 2004.

         On April 5, 2004, PFC Therapeutics, and Nycomed Denmark ApS ("Nycomed"), a leading European pharmaceutical company, signed a collaboration agreement for Nycomed to develop and commercialize OXYGENT in Europe (the "Nycomed Agreement"). Under the terms of the agreement, Nycomed was to be responsible for the remaining clinical and regulatory development, and future marketing of OXYGENT within a broad European territory. The agreement also included an option for Nycomed to acquire OXYGENT rights for China. On July 2, 2004, Nycomed notified Alliance that it was terminating the agreement effective August 16, 2004. Therefore, the rights to OXYGENT in Europe and China have reverted back to PFC Therapeutics, and the Company is actively looking for a new partner or partners to develop and commercialize OXYGENT in both of these regions

         On April 19, 2004, PFC Therapeutics and Il Yang Pharm. Co., Ltd. ("Il Yang"), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea. Under terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

3.  SALE OF IMAGENT(R) ASSETS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003, $15 million during the year ended June 30, 2004, and $143,000 for the three months ended September 30, 2004 related to the disposition of this asset.

         For the three months ended September 30, 2004, Alliance recorded $143,000 as a gain on the disposition of an asset as a result of Imcor funding $90,000 of Alliance's obligations, and $53,000 related to creditor settlements or Imcor's assumed obligations of Alliance. To date, Alliance has recorded $25.7 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at $3.7 million to Alliance creditors, Imcor funding $1.6 million of Alliance's obligations, and $20.4 million related to settlement agreements or Imcor's assumed obligations of Alliance. The remaining required cash payments by Imcor will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of asset at the time that Alliance is legally released from the liabilities. The balance owed by Imcor to Alliance to settle remaining liabilities at September 30, 2004 was approximately $320,000.

         In addition, subsequent to the closing and through 2010, Imcor is obligated to pay Alliance further consideration in the form of an earn-out based on IMAGENT revenue invoiced (subject to certain reductions).

         The amount of the earn-out will equal, for each year of the earn-out:
(i) 7.5% of IMAGENT revenue up to $20 million; (ii) 10% of IMAGENT revenue between $20 million and $30 million; (iii) 15% of IMAGENT revenue between $30 million and $40 million; and (iv) 20% of IMAGENT revenue above $40 million. The earn-out will be reduced by amounts Imcor must pay pursuant to a license agreement with Schering Aktiengesellschaft ("Schering"), net of payments they receive from Schering under the license, and amounts of any indemnification claims Imcor has against Alliance. The earn-out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated June 18, 2003 by and between Alliance and Imcor (the "Asset Purchase Agreement")) that entitle Imcor to retain portions of the earn-out otherwise payable to Alliance:

         o Up to approximately $1.6 million for an earn-out reduction, depending on the satisfaction of certain conditions;

         o The amount of any payments not committed to at closing that Imcor makes after the closing to Alliance's creditors plus up to $1 million of litigation expenses for certain patent and other litigation; and

         o Between $4 million and $5 million, which is the principal and accrued interest under Imcor's prior bridge loans to Alliance, depending on the satisfaction of certain conditions.

         The detail of items comprising the gain on disposition of IMAGENT assets for the three months ended September 30, 2004 and 2003 is calculated as follows (in thousands):


THREE MONTHS ENDED SEPTEMBER 30:                                            2004             2003
                                                                       -------------     ------------
Cash payments funded by Imcor for liabilities of Alliance               $        90      $       262
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance                         53            1,637
                                                                       -------------     ------------
Gain on sale of assets of IMAGENT to Imcor                              $       143      $     1,899
                                                                       =============     ============

4.  DEBT OBLIGATIONS

PFC NOTE
--------

         On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note was classified in the other liabilities section of the Consolidated Balance Sheet at June 30, 2004. The Company had recorded interest expense of $1 million and a beneficial conversion feature charge of $1 million during fiscal year ended June 30, 2004 based on the valuation of the warrant issued in connection with the PFC Note. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company and such promissory note for a Senior Note (described below) in the principal amount of $500,000 payable directly by the Company. The principal plus interest due on all of the Senior Notes is included in the current liabilities section of the Unaudited Condensed Consolidated Balance Sheet at September 30, 2004.

JUNE PRIVATE PLACEMENT
----------------------

         In June 2004, the Company completed its June Private Placement, a private placement of 31,427,137 shares of its common stock for aggregate gross proceeds of approximately $11 million. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10 million. In connection with this transaction, the Company also issued five-year warrants to purchase an additional 23,570,357 shares of its common stock at an exercise price of $0.50 per share. In addition, the Company issued warrants to the placement agent to purchase 1,571,357 shares of its common stock. Pursuant to the terms of the registration rights agreements entered into in connection with the June Private Placement, the Company was required to pay a cash penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agent's warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.4%, the contractual life of 5 years and volatility of 139%. In accordance with Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Common Stock", the estimated fair value in the amount of $7.9 million was recorded as a liability, with an offsetting charge to additional paid-in capital at June 30, 2004. The warrant liability was reclassified to additional paid-in capital as of September 30, 2004, the date of effectiveness of the registration statement, which is the date the potential for a cash penalty ceased.

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's board of directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June Private Placement.

         On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the approximately $11 million invested in the June Private Placement elected to rescind the June Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors the Senior Notes convertible at $0.25 per share into common stock in principal amounts equal to the amounts such investors invested in the June Private Placement.

         After giving effect to both transactions, the Company issued 880,714 shares of common stock, warrants to purchase 660,536 shares of common stock remained outstanding from the June Private Placement, and the Company issued Senior Notes in an aggregate principal amount of approximately $10.7 million.

         The Company recorded a beneficial conversion feature charge of $2.2 million (included in interest expense) for the three months ended September 30, 2004, based on the difference between the $0.25 conversion rate of the Senior Notes and the closing price of $0.30 of the Company's common stock on September 24, 2004.

         The Senior Notes are due the earlier of March 24, 2006, or an event of default (as defined). The Senior Notes can be converted at anytime prior to the maturity date at the conversion price of $0.25. Due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. Based on these covenants, the Company has recorded the Senior Notes and the accrued interest on such notes as current.

ASTRAL LIABILITIES
------------------

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two Patent Cooperation Treaty ("PCT") applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance. Upon the signing of the agreement the Company made the first cash payment of $100,000 to Mixture Sciences and recorded the remaining cash payments of $200,000 as accrued expenses on the Condensed Consolidated Balance Sheet at September 30, 2004. The Company also recorded the stock due as long-term debt on the Condensed Consolidated Balance Sheet at September 30, 2004.

OTHER COMMITMENTS
-----------------

         Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 over the next 12 months. Accordingly, Alliance has made payments totaling $115,000 and has included the balance of the compromised amount in current liabilities in the Condensed Consolidated Balance Sheet at September 30, 2004.

5.  PREFERRED STOCK

         In May 2000, Alliance entered into a joint venture with Baxter and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance's common stock is equal to or greater than $22 per share ($110 per share based on a post-reverse split of 5:1); or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

         The Series F Preferred Stock is convertible at the following conversion rates: 1) if Alliance's common stock price averages $22 ($110 per share on a post-reverse split basis) per share over a 20-day period through May 19, 2004, the conversion price for the Series F Preferred Stock will be $22 per share ($110 per share on a post-reverse split basis); 2) if the license agreement between Alliance and PFC Therapeutics is terminated, the conversion price will not be less than $10 per share ($50 per share on a post reverse split basis); or
3) if the events discussed above do not occur, the conversion price will be based on the market value of Alliance's common stock at the time of conversion, subject to "Certain Limitations."

         "Certain Limitations" refers to the situation where if a conversion event occurs or a conversion election is made and conversion of shares of Series F Preferred Stock would result in the issuance by the Company of a number of shares (the "Additional Shares") of its common stock greater than the "Issuance Limit," then the Company need not issue the Additional Shares, unless it first obtains shareholder approval of the issuance of the Additional Shares. "Issuance Limit" means 9,389,477 shares (before the reverse stock split of 1:5) of common stock (that is, 19.9% of the shares of common stock issuance and outstanding as of May 16, 2000). If the Company does not obtain shareholder approval for the issuance of the Additional Shares or in any event, does not, prior to the expiration of 120 days after such conversion election, issue the Additional Shares required to be issued as a result of such conversion event or conversion election, the Company shall pay to each person entitled to receive such Additional Shares an amount in cash equal to the aggregate market price of such Additional Shares on the day that the conversion event occurred or the conversion election was made. The market price for such day shall be the last reported sales price on the principal exchange on which the common stock is listed, or if it is not so listed, the Nasdaq National Market or, if it is not so listed, on the over-the-counter market.

         In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, the conversion price of the Series F Preferred Stock to common stock is fixed at $50 per common share (post-reverse split of 5:1). Based on this conversion price, the outstanding shares of Series F Preferred Stock are convertible into 635,000 shares of common stock. The Company has accounted for the Series F Preferred Stock as a component of stockholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION
-----------------

(References to years are to the Company's fiscal years ended June 30.)

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of September 30, 2004, have an accumulated deficit of $482 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

FORWARD-LOOKING INFORMATION
---------------------------

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development, and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the Company's most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled, "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB.

RESEARCH AND DEVELOPMENT
------------------------

         For the three months ended September 30, 2004 and 2003, we incurred research and development expenses of $145,000 and $84,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $156 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral, our wholly owned subsidiary, is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the three months ended September 30, 2004 and 2003, Astral incurred research and development expenses of $815,000, largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences, and $91,000, respectively. Astral's research and development costs to date total approximately $12 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral's product candidates for commercialization. We do not anticipate that any of Astral's early-stage product candidates will reach the market for at least several years, if at all.

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two PCT applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance. Upon the signing of the agreement the Company made the first cash payment of $100,000 to Mixture Sciences and recorded the remaining cash payments of $200,000 as accrued expenses on the Condensed Consolidated Balance Sheet at September 30, 2004. The Company also recorded the stock due as long-term debt on the Condensed Consolidated Balance Sheet at September 30, 2004.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

         For the three months ended September 30, 2004, we recorded a gain on the disposition of the IMAGENT assets of $143,000, resulting from the recording of payments from Imcor of $90,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $53,000 during the period in connection with the IMAGENT asset sale transaction. For the three months ended September 30, 2003, we recorded a gain of $1.9 million resulting from the recording of payments of $262,000 from Imcor and settlements with various vendors of $1.6 million during the period.

         Our revenue was $47,000 for the three months ended September 30, 2004, compared to $17,000 for the three months ended September 30, 2003. This increase is due to an increase in royalties received from sales other than IMAGENT.

         Research and development expenses increased by $785,000, or 449%, to $960,000 for the three months ended September 30, 2004, compared to $175,000 for the three months ended September 30, 2003. The increase in research and development expenses was primarily due to the recording of the $720,000 expense of the Mixture Sciences assignment agreement whereby Astral reacquired all rights to certain intellectual property and an increase of $61,000 spent on OXYGENT-related activities.

         General and administrative expenses increased by $510,000, or 401%, to $637,000 for the three months ended September 30, 2004, compared to $127,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to a $367,000 increase in legal and accounting fees related to the June Private Placement rescission activities, including the registration of the stock underlying the Senior Notes. There was also an increase in personnel, rent and travel costs.

         Investment income increased by approximately $27,000 to $31,000 for the three months ended September 30, 2004, compared to $4,000 for the three months ended September 30, 2003. The increase was primarily the result of higher cash balances during the quarter because of the receipt of funds from the June Private Placement.

         Interest expense was $2.2 million for the three months ended September 30, 2004, compared to $78,000 for the three months ended September 30, 2003. The expense for the current period was primarily the result of the beneficial conversion expense recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to September 30, 2004, we had received $243 million in net proceeds from sales of our equity securities, $258 million in payments from collaboration agreements and $74.3 million in debt financing of which $35.6 million of such debt has been converted into equity and $23.3 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At September 30, 2004, we had approximately $7.4 million in cash, cash equivalents and investment securities compared to $8.4 million at June 30, 2004. The decrease resulted primarily from net cash used in operations of $1.1 million, partially offset by $90,000 received from Imcor to fund payments to vendors. At September 30, 2004, we had a net working capital deficit of $6.2 million, compared to net working capital of $5.9 million at June 30, 2004. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $1.1 million for the three months ended September 30, 2004, compared to $653,000 for the three months ended September 30, 2003. The increase in net cash used in operating activities during the three months ended September 30, 2004 was primarily due to the increase in general and administrative costs, primarily professional fees resulting from the June Private Placement rescission, and the increase in research and development costs related to Astral, primarily the $100,000 paid to reacquire intellectual property

         Net cash provided by investing activities totaled $89,000 for the three months ended September 30, 2004, primarily due to proceeds of $90,000 received from Imcor to fund payments to vendors. Net cash provided by investing activities totaled $262,000 for the three months ended September 30, 2003, consisting of $262,000 cash proceeds from Imcor.

         At September 30, 2004, the following approximate debt obligations were outstanding:

         (a) $1.4 million owed to various vendors, approximately $425,000 of which is subject to settlements or reimbursements from Imcor;
         (b) $1.2 million in accrued expenses, primarily consisting of $788,000 in rent and related expenses, $200,000 to regain exclusive rights to certain intellectual property, and $172,000 in payroll and related expenses;
         (c) Senior Notes in the amount of $11.2 million principal and $10,000 accrued interest;
         (d) $420,000 payable in Astral or Alliance stock in exchange for rights to certain intellectual property;
         (e) $1.25 million in deferred royalty payments to be paid through IMAGENT royalty earn-outs.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.6 million. In addition, Imcor has assumed or we have settled $20.4 million in liabilities in full satisfaction of $25.7 million of the foregoing debt. However, $425,000 of such debt is still outstanding and to be paid by Imcor or settled in accordance with agreements with the various debt holders. If Imcor is unable to make the necessary payments, these debt holders will have recourse against us.

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

         In June 2004, we completed the June Private Placement, which was rescinded in September 2004 and replaced with the Senior Notes (as described in Note 4). The net proceeds to us were approximately $10 million. We believe we now have working capital to fund our operations for the next 15 months; however, due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. In this event the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

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

         Also in April 2004, certain secured creditors that accepted an ownership interest in PFC Therapeutics in satisfaction of Alliance's obligations and liabilities to such creditors agreed to exchange their ownership interest in PFC Therapeutics for warrants to purchase shares of Alliance's common stock.

WHERE YOU CAN FIND MORE INFORMATION
-----------------------------------

         We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 450 Fifth Street, N.W. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding registrants, like us, which file electronically with the Commission.

         We were incorporated in New York in 1983. Our principal executive offices are located at 6175 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 410-5200. Our Web site is under construction.

         Our common stock is traded on the OTCBB under the symbol "ALLP.OB".

CRITICAL ACCOUNTING POLICIES
----------------------------

         There were no significant changes in critical accounting policies or estimates from those at June 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the34Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         On July 2, 2003, Hub Properties Trust ("Hub") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleges that the defendants are liable to Hub for damages stemming from Hub's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We have filed a cross-complaint against Hub for damages. In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the Hub litigation. If Hub prevails in the litigation, it will be entitled to the funds in the controlled account up to the amount of the judgment. If the judgment exceeds the amount of money in the account, Hub may pursue other of our assets. If we prevail or the judgment is less than $1 million then any money remaining in the controlled account will be returned to us. Trial is currently scheduled for January 2005. We believe that Hub's claims are without merit or subject to defenses; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

         On June 13, 2003, we jointly brought a patent infringement action with Imcor against Amersham Health Inc., Amersham Health AS and Amersham Health plc (collectively, "Amersham") in the U.S. District Court for the District of New Jersey. The lawsuit alleges that through the sale of Amersham's OPTISON(R) product, Amersham and its related entities infringe on seven patents acquired from us by Imcor through its purchase of the IMAGENT assets. We and Imcor are seeking damages and injunctive relief against Amersham. Amersham brought counterclaims against us and our subsidiary Molecular Biosystems, Inc. ("MBI") asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. We believe that Amersham's counterclaims are without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

         In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleged that MBI breached a license agreement and sought damages and a declaratory judgment terminating the license agreement, and payment of fees and expenses. In December 2003, the court entered a judgment in favor of MBI. On January 29, 2004, the court denied plaintiff's motion to amend the judgment. On February 25, 2004, the plaintiff appealed the court's judgment.

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. A trial date of January 10, 2005 has been set in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the approximately $11 million invested in the June Private Placement elected to rescind the June Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors the Senior Notes in principal amounts equal to the amounts such investors invested in the June Private Placement. The Senior Notes are generally convertible into our common stock at any time at the election of the holder at a conversion price of $0.25 per share.

         On November 20, 2003, PFC Therapeutics sold the PFC Note in the principal amount of $500,000 to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics. On September 24, 2004, the investor exchanged such warrant for 2,500,000 shares of common stock of the Company and the PFC Note for a Senior
Note in the principal amount of $500,000

         The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates or notes in such transactions. All recipients had adequate access to information about us.

         Our ability to declare or pay a dividend on our capital stock is restricted for so long as the Senior Notes remain outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      INDEX TO EXHIBITS

      EXHIBIT                            DESCRIPTION
      -------                            -----------

         4.6 Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on 10-KSB for the fiscal year ended June 30, 2004).
         10.73 Rescission and Settlement Agreement dated September 21, 2004 by and among the Company and certain investors (incorporated by reference to Exhibit 10.73 of the Company's Annual Report on 10-KSB ior the fiscal year ended June 30, 2004).
         10.74 Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004 by and among the Company and certain investors (incorporated by reference to Exhibit 10.74 of the Company's Annual Report on 10-KSB for the fiscal year ended June 30, 2004).
         10.75 Registration Rights Agreement dated September 21, 2004 by and among the Company and certain investors (incorporated by reference to Exhibit 10.75 of the Company's Annual Report on 10-KSB ior the fiscal year ended June 30, 2004).
         31.1 Certification of Chief Executive Officer and President, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
         31.2 Certification of Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
         32.1 Statement of Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
         32.2 Statement of Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

----------------
* Filed Herewith.

(b)      REPORTS ON FORM 8-K.

         On July 15, 2004, the Company filed a Current Report on Form 8-K/A for the purpose of refiling an exhibit that was originally filed as an exhibit to the Company's Current Report on Form 8-K filed April 1, 2002 and for which confidential treatment has been requested.

         On September 24, 2004, the Company filed a Current Report on Form 8-K for the purpose of disclosing the entry into material definitive agreements pursuant to Item 1.01 and the creation of a direct financial obligation under
Item 2.03 in connection with the issuance of the Senior Notes.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALLIANCE PHARMACEUTICAL CORP.
                                    (Registrant)

Date:    November 9, 2004           By: /s/ Duane J. Roth
                                        ----------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer

                                    By: /s/ Edward C. Hall
                                        ----------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer