Form 10QSB
period 2004-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2005-02-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                                  14-1644018
--------------------------------------                    ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

4660 La Jolla Village Dr, #825
San Diego, California                                     92122
--------------------------------------                    ----------------------
(Address of principal                                     Zip Code
executive offices)

Registrant's telephone number,
including area code:                                      (858) 410-5200
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

                          Yes [X]          No [ ]

As of February 9, 2005, Registrant had 33,120,206 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------



INDEX
-----

                                                                        Page No.
                                                                        --------



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                      3

         Condensed Consolidated Statements of Operations (unaudited)           4

         Condensed Consolidated Statements of Cash Flows (unaudited)           5

         Notes to Unaudited Condensed Consolidated Financial Statements        6



Item 2.  Management's Discussion and Analysis or Plan of Operation            14



Item 3.  Controls and Procedures                                              19



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5   Other Information                                                    22

Item 6.  Exhibits                                                             23


PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS


         ALLIANCE PHARMACEUTICAL CORP.
         CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------
                                                                                     DECEMBER 31,
                                                                                        2004
                                                                                   ----------------
ASSETS                                                                              (UNAUDITED)
------

CURRENT ASSETS:
         Cash and cash equivalents                                                  $   6,296,000
         Other current assets                                                             110,000
                                                                                    --------------
                             Total current assets                                       6,406,000

PROPERTY AND EQUIPMENT - NET                                                               42,000
RESTRICTED CASH                                                                         1,000,000
OTHER ASSETS - NET                                                                         12,000
                                                                                    --------------
                                                                                    $   7,460,000
                                                                                    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                                           $   1,119,000
         Accrued expenses                                                               1,354,000
         Senior convertible notes payable                                              11,362,000
                                                                                    --------------
                             Total current liabilities                                 13,835,000


OTHER LIABILITIES                                                                       1,250,000

STOCKHOLDERS' DEFICIT:
         Preferred stock - $.01 par value; 5,000,000 shares authorized;
                 Series F preferred stock - 793,750 issued and
                 outstanding at
                 December 31, 2004                                                          8,000
         Common stock - $.01 par value; 125,000,000 shares authorized;
                 31,922,532 shares issued and outstanding at December 31, 2004            319,000
         Additional paid-in capital                                                   474,858,000
         Accumulated deficit                                                         (482,810,000)
                                                                                    --------------
                             Total stockholders' deficit                               (7,625,000)
                                                                                    --------------
                                                                                    $   7,460,000
                                                                                    ==============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    ALLIANCE PHARMACEUTICAL CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              DECEMBER 31,                          DECEMBER 31,
                                                       2004                2003              2004               2003
                                                   -------------      -------------      -------------      -------------
                                                            (UNAUDITED)                            (UNAUDITED)
REVENUES:
        Royalty, license and research revenue      $     25,000       $     47,000       $     72,000       $     64,000

OPERATING EXPENSES:
        Research and development                        239,000            209,000          1,199,000            383,000
        General and administrative                      569,000            337,000          1,206,000            465,000
                                                   -------------      -------------      -------------      -------------
                                                        808,000            546,000          2,405,000            848,000
                                                   -------------      -------------      -------------      -------------
LOSS FROM OPERATIONS                                   (783,000)          (499,000)        (2,333,000)          (784,000)

INVESTMENT INCOME                                        34,000              2,000             65,000              6,000
OTHER INCOME                                             10,000             12,000             10,000             84,000
INTEREST EXPENSE                                       (160,000)        (2,078,000)        (2,409,000)        (2,156,000)
GAIN ON DISPOSITION OF ASSETS                           116,000            513,000            259,000          2,412,000
                                                   -------------      -------------      -------------      -------------
NET LOSS                                           $   (783,000)      $ (2,050,000)      $ (4,408,000)      $   (438,000)
                                                   =============      =============      =============      =============

NET LOSS PER COMMON SHARE,
                        BASIC AND DILUTED          $      (0.02)      $      (0.07)      $      (0.10)      $      (0.02)
                                                   =============      =============      =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING,
                        BASIC AND DILUTED            31,787,000         28,301,000         44,632,000         28,140,000
                                                   =============      =============      =============      =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        ALLIANCE PHARMACEUTICAL CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   2004               2003
                                                                               -------------      -------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
      Net loss                                                                 $ (4,408,000)      $   (438,000)
      Adjustments to reconcile net loss to net cash used in operations:
             Depreciation and amortization                                            5,000                 --
             Accrued interest on senior convertible notes payable                   170,000                 --
             Compensatory stock options                                               2,000              3,000
             Beneficial conversion expense                                        2,238,000          2,000,000
             Gain on disposition of asset                                          (259,000)        (2,412,000)
             Changes in operating assets and liabilities:
                   Restricted cash and other assets                                  25,000            567,000
                   Accounts payable, accrued expenses and other liability             5,000         (1,467,000)
                                                                               -------------      -------------
Net cash used in operating activities                                            (2,222,000)        (1,747,000)
                                                                               -------------      -------------

INVESTING ACTIVITIES:
      Property and equipment                                                         (1,000)                --
      Proceeds from disposition of assets                                            90,000            760,000
                                                                               -------------      -------------
Net cash provided by investing activities                                            89,000            760,000
                                                                               -------------      -------------

FINANCING ACTIVITIES:
      Issuance of common stock                                                           --            145,000
      Proceeds from debt                                                                 --            500,000
                                                                               -------------      -------------
Net cash provided by financing activities                                                --            645,000
                                                                               -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (2,133,000)          (342,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  8,429,000            763,000
                                                                               -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,296,000       $    421,000
                                                                               =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for cancellation of warrant               $     25,000       $         --
                                                                               =============      =============
Issuance of senior convertible notes for common stock                          $ 10,692,000       $         --
                                                                               =============      =============
Issuance of senior convertible notes for secured convertible note              $    500,000       $         --
                                                                               =============      =============
Reclassification of warrant liability                                          $  7,942,000       $         --
                                                                               =============      =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through December 31, 2004 and has negative working capital at that date of approximately $7.4 million, which among other factors, raise substantial doubt about its ability to continue as a going concern.

         The Company believes it has sufficient working capital to fund its operations for the next 12 months. As discussed in Note 4, in June 2004, the Company completed a private placement of its common stock with net proceeds to the Company of approximately $10 million (the "June Private Placement"). In September 2004, the terms of the June Private Placement were rescinded by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June Private Placement. Concurrently, the investors who elected to rescind the June Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"). Due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. If this were to occur, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The accompanying unaudited condensed consolidated financial statements do not include the adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

         The condensed consolidated balance sheet as of December 31, 2004, the condensed consolidated statements of operations for the three months and six months ended December 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended December 31, 2004 and 2003 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Actual results could differ from those estimates.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In the six-month periods ended December 31, 2004 and 2003, the Company incurred research and development expenses of $1.2 million and $383,000, respectively.

COMPUTATION OF NET LOSS PER COMMON SHARE
----------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months and six months ended December 31, 2004 and 2003, as their inclusion would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company in its financial statements applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in the three-month and six-month periods ended December 31, 2004 or 2003. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the three months and six months ended December 31:

                                        THREE MONTHS ENDED  THREE MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                                           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                               2004                 2003                 2004                2003
                                           ------------         ------------         ------------        ------------
Net loss:
        As reported                        $  (783,000)         $(2,050,000)         $(4,408,000)        $  (438,000)
        Fair value of stock-based
               employee compensation          (157,000)            (198,000)            (317,000)           (393,000)
                                           ------------         ------------         ------------        ------------
        Pro forma                          $  (940,000)         $(2,248,000)         $(4,725,000)        $  (831,000)
                                           ============         ============         ============        ============

Net loss per share, basic and diluted
        As reported                        $     (0.02)         $     (0.07)         $     (0.10)        $     (0.02)
        Pro forma                          $     (0.03)         $     (0.08)         $     (0.11)        $     (0.03)

         The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and six-month periods ended December 31, 2004 and 2003 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the periods, respectively: risk-free interest rate range of 1.7% to 4.6% and 3.25% to 6.5%; dividend yield of 0% for all periods; volatility factor of 139% and 135%; and a weighted-average expected term of 7 years for all periods. The estimated weighted average fair value at grant date for the options granted during the periods ended December 31, 2004 and 2003 was $0.24 and $0.16 per option, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" Statement 123(R) to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

COMPREHENSIVE INCOME (LOSS)
---------------------------

         The Company did not have any items of comprehensive income during the three-month and six-month periods ended December 31, 2004 and 2003.

2. PFC THERAPEUTICS, LLC

         In June 2003, Alliance acquired Baxter's 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of OXYGENT and other products. The fee to Baxter is 2% of all of Alliance's or PFC Therapeutics' future gross sales, if any, of the products, with a maximum fee of $30 million. In accordance with SFAS No. 141, BUSINESS COMBINATIONS, the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter's ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

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

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an Exclusivity Agreement to enter into a License Agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada. The terms of the License Agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada.

3. SALE OF IMAGENT(R) BUSINESS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003, $15 million during the year ended June 30, 2004, and $259,000 for the six months ended December 31, 2004 related to the disposition of this asset.

         For the six months ended December 31, 2004, Alliance recorded $259,000 as a gain on the disposition of an asset as a result of Imcor funding $90,000 of Alliance's obligations, and $169,000 related to creditor settlements or Imcor's assumed obligations of Alliance. To date, Alliance has recorded $25.9 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at $3.7 million to Alliance creditors, Imcor funding $1.6 million of Alliance's obligations, and $20.5 million related to settlement agreements or Imcor's assumed obligations of Alliance. The remaining required cash payments by Imcor will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of asset at the time that Alliance is legally released from the liabilities. The balance owed by Imcor to Alliance to settle remaining liabilities at December 31, 2004 was approximately $270,000.

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

         The detail of items comprising the gain on disposition of IMAGENT assets for the six months ended December 31, 2004 and 2003 is calculated as follows (in thousands):

             SIX MONTHS ENDED DECEMBER 31:                        2004        2003
                                                                 ------      -------
Cash payments funded by Imcor for liabilities of Alliance        $   90      $  760
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance            169       1,652
                                                                 -------     -------
Gain on sale of assets of IMAGENT to Imcor                       $  259      $2,412
                                                                 =======     =======

4. DEBT OBLIGATIONS

PFC NOTE
--------

         On November 20, 2003, PFC Therapeutics issued a secured convertible note in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note was classified in the other liabilities section of the consolidated balance sheet at June 30, 2004. The Company had recorded imputed interest expense of $1 million based on the estimated fair value of the warrant. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company, which were issued in October 2004, valued at $1 million based on the estimated fair value on the date of grant, and the PFC Note for a Senior Note (described below) in the principal amount of $500,000 payable directly by the Company. The principal plus interest due on all of the Senior Notes is included in the current liabilities section of the unaudited condensed consolidated balance sheet at December 31, 2004.

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

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement (see Note 2) effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's board of directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June Private Placement.

         On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the approximately $11 million invested in the June Private Placement elected to rescind the June Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors Senior Notes convertible into common stock at $0.25 per share in principal amounts equal to the amounts such investors invested in the June Private Placement.

         After giving effect to both transactions, the Company issued 880,714 shares of common stock, warrants to purchase 660,536 shares of common stock remained outstanding from the June Private Placement, and the Company issued Senior Notes in an aggregate principal amount of approximately $10.7 million.

         The Company recorded a beneficial conversion feature ("BCF") charge of $2.2 million (included in interest expense) at September 30, 2004, based on the difference between the $0.25 conversion rate of the Senior Notes and the closing price of $0.30 of the Company's common stock on September 24, 2004. Such BCF charge includes the conversion of the $500,000 PFC Note.

         The Senior Notes are due the earlier of March 24, 2006, or an event of default (as defined). The Senior Notes can be converted at anytime prior to the maturity date at the conversion price of $0.25. Due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. Based on these covenants, the Company has recorded the Senior Notes and the accrued interest on such notes as a current liability.

ASTRAL LIABILITIES
------------------

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two Patent Cooperation Treaty ("PCT") applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance, which must be paid prior to December 31, 2005. Upon the signing of the agreement the Company made the first cash payment of $100,000 to Mixture Sciences and recorded the remaining cash payments of $200,000 and the $420,000 of stock due as accrued expenses, which is included in the condensed consolidated balance sheet at December 31, 2004.

OTHER COMMITMENTS
-----------------

         Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 over the next 9 months. Alliance has made payments totaling $265,000 and has included the balance of the compromised amount in current liabilities in the condensed consolidated balance sheet at December 31, 2004.

5. PREFERRED STOCK

         In May 2000, Alliance entered into a joint venture with Baxter and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible at the option of Baxter.

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

6. SUBSEQUENT EVENTS

         On January 28, 2005, MBI settled a lawsuit filed in December 2001, which alleged that MBI breached a license agreement and the plaintiff sought damages and a declaratory judgment terminating the license agreement and payment of fees and expenses. Per the terms of the settlement, MBI paid no money to the plaintiff and agreed to return patent rights to the plaintiff in the countries of Japan, South Korea and Taiwan.

         Subsequent to December 31, 2004 and as of February 9, 2005, holders of certain Senior Notes converted an aggregate of $295,000 in principal amount and $4,419 in accrued interest into an aggregate of 1,197,674 of our common stock at a conversion price of $0.25 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(References to years are to the Company's fiscal years ended June 30.)

PLAN OF OPERATIONS
------------------

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of December 31, 2004, have an accumulated deficit of $482.8 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT
------------------------

         For the six months ended December 31, 2004 and 2003, we incurred research and development expenses of $307,000 and $209,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $156.3 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral, our wholly owned subsidiary, is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the six months ended December 31, 2004 and 2003, Astral incurred research and development expenses of $892,000, largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences, and $174,000, respectively. Astral's research and development costs to date total approximately $12 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral's product candidates for commercialization. We do not anticipate that any of Astral's early-stage product candidates will reach the market for at least several years, if at all.

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two PCT applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance. Upon the signing of the agreement the Company made the first cash payment of $100,000 to Mixture Sciences and recorded the remaining cash payments of $200,000 and the $420,000 fair value of common stock due as accrued expenses, which are included in the condensed consolidated balance sheet at December 31, 2004.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED DECEMBER 31, 2004 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2003

         For the six months ended December 31, 2004, we recorded a gain on the disposition of the IMAGENT assets of $259,000, resulting from the recording of payments from Imcor of $90,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $169,000 during the period in connection with the IMAGENT asset sale transaction. For the six months ended December 31, 2003, we recorded a gain of $2.4 million, resulting from the recording of payments of $760,000 from Imcor, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $1.7 million during the period.

         Our revenue increased to $72,000 for the six months ended December 31, 2004, compared to $64,000 for the six months ended December 31, 2003. This increase was primarily due to an increase in royalties received from sales other than IMAGENT.

         Research and development expenses increased by $816,000, or 213%, to $1.2 million for the six months ended December 31, 2004, compared to $383,000 for the six months ended December 31, 2003. The increase in research and development expenses was primarily due to the recording of the $720,000 expense of the Mixture Sciences assignment agreement whereby Astral reacquired all rights to certain intellectual property and an increase of $96,000 spent on OXYGENT-related activities.

         General and administrative expenses increased by $741,000, or 159%, to $1.2 million for the six months ended December 31, 2004, compared to $465,000 for the six months ended December 31, 2003. The increase in general and administrative expenses was primarily due to a $679,000 increase in legal and accounting fees related to the June Private Placement rescission activities, including the registration of the stock underlying the Senior Notes, and $62,000 increase in public company expenses due to the timing difference between the two annual meetings.

         Investment income increased by $59,000 to $65,000 for the six months ended December 31, 2004, compared to $6,000 for the six months ended December 31, 2003. The increase was primarily a result of higher cash balances during the period because of the receipt of funds from the June Private Placement.

         Other income was $10,000 for the six months ended December 31, 2004, a result of proceeds recorded from the sale of raw material, compared to $84,000 for the six months ended December 31, 2003, which was primarily a result of proceeds recorded from insurance dividends and distributions (most of which was reclassified at June 30, 2004).

         Interest expense was $2.4 million for the six months ended December 31, 2004, compared to $2.2 million for the six months ended December 31, 2003. The expense for the current period was primarily the result of the BCF expense recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004 and the accrued interest on such Senior Notes. The expense for the prior period was primarily the result of the valuation of the warrant and estimated fair value of the common stock issued in connection with the cancellation of such warrant of $2 million recorded in connection with the issuance of the PFC Note and the subsequent Senior Note.

THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

         For the three months ended December 31, 2004, we recorded a gain on the disposition of the IMAGENT assets of $116,000, resulting from the recording of the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors during the period in connection with the IMAGENT asset sale transaction. For the three months ended December 31, 2003, we recorded a gain of $513,000, resulting from the recording of payments of $498,000 from Imcor and settlements with various vendors and creditors of $15,000 during the period.

         Our revenue decreased to $25,000 for the three months ended December 31, 2004, compared to $47,000 for the three months ended December 31, 2003. This decrease was primarily due to a decrease in royalties received from sales other than IMAGENT.

         Research and development expenses increased by $30,000, or 14%, to $239,000 for the three months ended December 31, 2004, compared to $209,000 for the three months ended December 31, 2003. The increase in research and development expenses was primarily due to certain OXYGENT development activities.

         General and administrative expenses increased by $232,000, or 69%, to $569,000 for the three months ended December 31, 2004, compared to $337,000 for the three months ended December 31, 2003. The increase in general and administrative expenses was primarily due to a $174,000 increase in legal and accounting fees related to the June Private Placement rescission activities, including the registration of the stock underlying the Senior Notes and $58,000 increase in public company expenses due to the timing difference between the two annual meetings.

         Investment income increased by $32,000 to $34,000 for the three months ended December 31, 2004, compared to $2,000 for the three months ended December 31, 2003. The increase was primarily a result of higher cash balances during the period because of the receipt of funds from the June Private Placement.

         Interest expense was $160,000 for the three months ended December 31, 2004, compared to $2.1 million for the three months ended December 31, 2003. The expense for the current period was primarily the result of recording accrued interest on the Senior Notes. The expense for the prior period was primarily the result of imputed interest for the estimated fair value of a warrant and BCF expenses of $2 million recorded in connection with the issuance of the PFC Note and the subsequent Senior Note.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to December 31, 2004, we had received $243 million in net proceeds from sales of our equity securities, $258 million in payments from collaboration agreements and $74.3 million in debt financing of which $35.6 million of such debt has been converted into equity and $27.3 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At December 31, 2004, we had approximately $6.3 million in cash, cash equivalents and investment securities compared to $8.4 million at June 30, 2004. The decrease resulted primarily from net cash used in operations of $2.2 million, partially offset by $90,000 received from Imcor to fund payments to vendors. At December 31, 2004, we had a net working capital deficit of $7.4 million, compared to net working capital of $5.9 million at June 30, 2004. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $2.2 million for the six months ended December 31, 2004, compared to $1.7 million for the six months ended December 31, 2003. The increase in net cash used in operating activities during the six months ended December 31, 2004 was primarily due to the increase in general and administrative costs, primarily professional fees resulting from the June Private Placement rescission and SEC-related expenses, a payment of $150,000 to a former landlord pursuant to a settlement agreement, and the increase in research and development costs, primarily the $100,000 paid to reacquire certain Astral intellectual property.

         Net cash provided by investing activities totaled $89,000 for the six months ended December 31, 2004, primarily due to proceeds of $90,000 received from Imcor to fund payments to vendors. Net cash provided by investing activities totaled $760,000 for the six months ended December 31, 2003, primarily due to proceeds from Imcor.

         At December 31, 2004, the following approximate liabilities and debt obligations were outstanding:

         (a) $1.1 million owed to various vendors, approximately $375,000 of which is subject to settlements or reimbursements from Imcor;

         (b) $1.4 million in accrued expenses, primarily consisting of $545,000 in rent and related expenses, $200,000 in cash and $420,000 in Astral or Alliance stock to regain exclusive rights to certain intellectual property, and $157,000 in payroll and related expenses;
         (c) Senior Notes in the amount of $11.2 million principal and $171,000 accrued interest;
         (d) $1.25 million in deferred royalty payments to be paid through IMAGENT royalty earn-outs.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.6 million. In addition, Imcor has assumed or we have settled $20.5 million in liabilities in full satisfaction of $25.9 million of the foregoing debt. However, $375,000 of such debt is still outstanding and to be paid by Imcor or settled in accordance with agreements with the various debt holders. If Imcor is unable to make the necessary payments, these debt holders will have recourse against us.

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

         In June 2004, we completed the June Private Placement, which was rescinded in September 2004 and replaced with the Senior Notes (as described in Note 4). The net proceeds to us were approximately $10 million. We believe we now have working capital to fund our operations for the next 12 months; however, due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. In this event the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

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

         On December 22, 2004, PFC Therapeutics and LEO signed an Exclusivity Agreement to enter into a License Agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the License Agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada.

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

         We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Dr., Suite 825, San Diego, California 92122, and our telephone number is (858) 410-5200. Our Web site is under construction.

         Our common stock is traded on the OTCBB under the symbol "ALLP.OB".

CRITICAL ACCOUNTING POLICIES
----------------------------

         There were no significant changes in critical accounting policies or estimates from those at June 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS
-----------------------------------------------------

         The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         On July 2, 2003, Hub Properties Trust ("Hub") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleges that the defendants are liable to Hub for damages stemming from Hub's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We have filed a cross-complaint against Hub for damages. In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the Hub litigation. If Hub prevails in the litigation, it will be entitled to the funds in the controlled account up to the amount of the judgment. If the judgment exceeds the amount of money in the account, Hub may pursue other of our assets. If we prevail or the judgment is less than $1 million then any money remaining in the controlled account will be returned to us. Trial is currently scheduled for March 2005. We believe that Hub's claims are without merit or subject to defenses; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

         On June 13, 2003, we and Imcor jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") in the U.S. District Court for the District of New Jersey, Civil Action No. 03-2853. The lawsuit alleges that (1) through the sale of Amersham's OPTISON(R) product, Amersham and its related entities infringe on eight patents acquired from us by Imcor through its purchase of the IMAGENT assets; (2) Alliance and Imcor did not and do not infringe any Amersham patent;
(3) Amersham misappropriated confidential trade secrets from Imcor (then Alliance) when Amersham (then Nycomed) was negotiating a marketing agreement for IMAGENT; and (4) Amersham is in violation of U.S. Antitrust laws. Alliance and Imcor are seeking damages and injunctive relief against Amersham. Amersham counterclaimed for infringement of 12 of its patents and brought counterclaims against us and our subsidiary MBI asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. Imcor is paying all costs in this lawsuit, including attorney fees and will keep any and all damages. Alliance has little financial risk in the lawsuit since all of the patents at issue and the IMAGENT product are now owned by Imcor. We believe our claims in this lawsuit have merit and believe Amersham's claims are without merit and are subject to defenses; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

         In December 2001, a lawsuit was filed against MBI in the U.S. District Court for the Northern District of Illinois. The plaintiff in the action alleged that MBI breached a license agreement and sought damages and a declaratory judgment terminating the license agreement, and payment of fees and expenses. In December 2003, the court entered a judgment in favor of MBI. On January 29, 2004, the court denied plaintiff's motion to amend the judgment. On February 25, 2004, the plaintiff appealed the court's judgment. On January 28, 2005, the parties settled the lawsuit with MBI paying no money to the plaintiff and agreeing to return patent rights to the plaintiff in the countries of Japan, South Korea and Taiwan.

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. The parties participated in a mediation in December 2004. The mediation did not result in a settlement, but discussions are continuing. A trial date of March 23, 2005 has been set in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Subsequent to December 31, 2004 and as of February 9, 2005, holders of certain Senior Notes converted an aggregate of $295,000 in principal amount and $4,419 in accrued interest into an aggregate of 1,197,674 of our common stock at a conversion price of $0.25 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of shareholders of the Company was held on November 11, 2004.

PROPOSAL 1 - ELECTION OF DIRECTORS
----------------------------------

         The following directors were re-elected for the following year and until the election and qualification of their respective successors:

                                                                         Broker
     Director                     For         Against      Withheld    Non-Votes
     --------                     ---         -------      --------    ---------

Pedro Cuatrecasas, M.D.       22,402,213        0           925,505       0

Carroll O. Johnson            22,366,369        0           961,349       0

Stephen M. McGrath            22,386,140        0           941,578       0

Jean G. Riess, Ph.D.          22,387,709        0           940,009       0

Duane J. Roth                 22,353,441        0           974,277       0

Theodore D. Roth              22,353,423        0           974,295       0


PROPOSAL 2 - AMENDMENT TO 2001 STOCK OPTION PLAN TO INCREASE COMMON SHARES *
----------------------------------------------------------------------------

         The following is the vote approving the Company's 2001 Stock Option Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 4 million shares:

                                For               Against            Abstain
                                ---               -------            -------

Beneficial Common             2,009,303         1,490,829            10,161

Registered Common             1,285,119            15,044            30,358

Total Shares Voted            3,294,423         1,505,874            40,519

* Pursuant to New York law, Proposal 2 passed as a majority of the votes cast was cast in favor of the proposal.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

(a) INDEX TO EXHIBITS

         EXHIBIT                        DESCRIPTION

         4.6 Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on 10-KSB for the fiscal year ended June 30, 2004).

         10.76 2001 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on January 14, 2005).

         10.77 Exclusivity Agreement dated December 22, 2004 between PFC Therapeutics, LLC and LEO Pharma A/S. * (1)

         31.1 Certification of Chief Executive Officer and President, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

         31.2 Certification of Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

         32.1 Statement of Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

         32.2 Statement of Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

       -------------
         o        * Filed Herewith.

         o (1) Portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ALLIANCE PHARMACEUTICAL CORP.
                                         (Registrant)
Date:       February 14, 2005            By: /s/   Duane J. Roth
                                             -----------------------------------
                                                   Duane J. Roth
                                                   Chairman and Chief Executive
                                                   Officer



                                         By: /s/   Edward C. Hall
                                             -----------------------------------
                                                   Edward C. Hall
                                                   Chief Financial Officer