Form 10QSB
period 2005-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2005-05-16
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                              14-1644018
---------------------------------                     -------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

4660 La Jolla Village Dr, #825
San Diego, California                                 92122
---------------------------------                     -------------------------
(Address of principal                                 Zip Code
executive offices)

Registrant's telephone number,
including area code:                                  (858) 410-5200
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

Yes [X]         No [ ]

As of May 11, 2005, Registrant had 34,120,206 shares of its Common Stock, $.01 par value, outstanding.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------


INDEX
-----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                   3

         Condensed Consolidated Statements of Operations (unaudited)        4

         Condensed Consolidated Statements of Cash Flows (unaudited)        5

         Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis or Plan of Operation         17

Item 3.  Controls and Procedures                                           23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.  Defaults Upon Senior Securities                                   26

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 5   Other Information                                                 26

Item 6.  Exhibits                                                          26

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                     MARCH 31,
                                                                       2005
                                                                  -------------
ASSETS                                                            (UNAUDITED)
------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   6,935,000
    Other current assets                                                109,000
                                                                  -------------
              Total current assets                                    7,044,000

PROPERTY AND EQUIPMENT - NET                                             57,000
RESTRICTED CASH                                                       1,000,000
OTHER ASSETS - NET                                                       12,000
                                                                  -------------
                                                                  $   8,113,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $   1,309,000
    Accrued expenses                                                  1,566,000
    Senior convertible notes payable                                 11,133,000
                                                                  -------------
              Total current liabilities                              14,008,000

OTHER LIABILITIES                                                     1,250,000

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares
      authorized; Series F preferred stock - 793,750
      issued and outstanding at March 31, 2005                            8,000
    Common stock - $.01 par value; 125,000,000 shares
      authorized; 33,520,206 shares issued and
      outstanding at March 31, 2005                                     335,000
    Additional paid-in capital                                      475,251,000
    Accumulated deficit                                            (482,739,000)
                                                                  -------------
              Total stockholders' deficit                            (7,145,000)
                                                                  -------------
                                                                  $   8,113,000
                                                                  =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   MARCH 31,                           MARCH 31,
                                             2005              2004              2005              2004
                                         ------------      ------------      ------------      ------------
                                                  (UNAUDITED)                         (UNAUDITED)
REVENUES:
   Royalty, license and research
     revenue                             $  1,383,000      $         --      $  1,455,000      $     64,000

OPERATING EXPENSES:
   Research and development                   376,000           205,000         1,575,000           588,000
   General and administrative                 851,000           326,000         2,057,000           791,000
                                         ------------      ------------      ------------      ------------
                                            1,227,000           531,000         3,632,000         1,379,000
                                         ------------      ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                 156,000          (531,000)       (2,177,000)       (1,315,000)

INVESTMENT INCOME                              41,000             1,000           106,000             7,000
OTHER INCOME                                       --                --            10,000            84,000
INTEREST EXPENSE                             (170,000)               --        (2,579,000)       (2,156,000)
GAIN ON DISPOSITION OF ASSETS                  44,000        13,312,000           303,000        15,724,000
                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS)                        $     71,000      $ 12,782,000      $ (4,337,000)     $ 12,344,000
                                         ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON
  SHARE, BASIC                           $       0.00      $       0.45      $      (0.11)     $       0.44
                                         ============      ============      ============      ============
NET INCOME (LOSS) PER COMMON
  SHARE, DILUTED                         $       0.00      $       0.43      $      (0.11)     $       0.42
                                         ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC                                    33,130,000        28,442,000        40,784,000        28,240,000
                                         ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
  DILUTED                                  33,766,000        29,984,000        40,784,000        29,581,000
                                         ============      ============      ============      ============


              SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                     4

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     2005               2004
                                                                                  ------------      ------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
   Net income (loss)                                                              $ (4,337,000)     $ 12,344,000
   Adjustments to reconcile net income (loss) to net cash used in operations:
      Depreciation and amortization                                                      7,000                --
      Accrued interest on senior convertible notes payable                             341,000                --
      Compensatory stock options                                                        11,000             5,000
      Beneficial conversion expense                                                  2,238,000         2,000,000
      Gain on disposition of asset                                                    (303,000)      (15,724,000)
      Changes in operating assets and liabilities:
         Restricted cash and other assets                                               26,000           566,000
         Accounts payable, accrued expenses and other liabilities                      415,000        (1,496,000)
                                                                                  ------------      ------------
Net cash used in operating activities                                               (1,602,000)       (2,305,000)
                                                                                  ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (18,000)               --
   Proceeds from disposition of assets                                                 126,000           963,000
                                                                                  ------------      ------------
Net cash provided by investing activities                                              108,000           963,000
                                                                                  ------------      ------------

FINANCING ACTIVITIES:
   Issuance of common stock                                                                 --           195,000
   Proceeds from debt                                                                       --           500,000
                                                                                  ------------      ------------
Net cash provided by financing activities                                                   --           695,000
                                                                                  ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,494,000)         (647,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     8,429,000           763,000
                                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  6,935,000      $    116,000
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for cancellation of warrant                  $     25,000      $         --
                                                                                  ============      ============
Issuance of senior convertible notes for common stock                             $ 10,692,000      $         --
                                                                                  ============      ============
Issuance of senior convertible notes for secured convertible note                 $    500,000      $         --
                                                                                  ============      ============
Issuance of common stock upon conversion of senior notes and interest             $    399,000      $         --
                                                                                  ============      ============
Reclassification of warrant liability                                             $  7,942,000      $         --
                                                                                  ============      ============


                 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                        5

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 MARCH 31, 2005

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

         Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company", "Alliance", "we" or "us") are engaged in identifying, designing and developing novel medical products. Currently, the Company is focused on developing its lead product, OXYGENT(TM), an intravascular oxygen carrier designed to reduce the need for donor blood in surgical and other patients at risk of acute tissue hypoxia (oxygen deficiency). In addition, Alliance is developing intellectual property and know-how for potential products to treat immune disorders, including autoimmune disease, cancer and infectious disease.

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through March 31, 2005 and has negative working capital at that date of approximately $7 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION
---------------------------

         The consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., and its wholly owned subsidiaries Molecular Biosystems, Inc. ("MBI"), Astral, Inc. ("Astral"), MDV Technologies, Inc., Alliance Pharmaceutical GmbH, its majority-owned subsidiary Talco Pharmaceutical, Inc., and its majority-owned subsidiary PFC Therapeutics, LLC ("PFC Therapeutics") from June 18, 2003, when Alliance acquired Baxter Healthcare Corporation's ("Baxter") ownership interest. The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

         The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months and nine months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. In the nine-month periods ended March 31, 2005 and 2004, the Company incurred research and development expenses of $1.6 million and $588,000, respectively.

COMPUTATION OF EARNINGS PER COMMON SHARE
----------------------------------------

         Basic earnings (loss) per share was computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2005 and 2004 and the nine months ended March 31, 2004 reflect the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants, and the conversion of convertible debt and preferred stock where the effect of those securities is dilutive. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2005, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

                                             INCOME/(LOSS)        SHARES         INCOME/(LOSS)
                                              (NUMERATOR)      (DENOMINATOR)      PER SHARE
                                             ------------      ------------     ---------------
Three Months ended March 31, 2005
Basic earnings per share:
     Net income                              $     71,000        33,130,000     $          0.00
Diluted earnings per share:
     Dilutive stock options and warrants               --             1,000
     Series F preferred stock                          --           635,000
                                             ------------      ------------     ---------------
     Net income plus assumed conversions     $     71,000        33,766,000     $          0.00
                                             ============      ============     ===============

NINE MONTHS ENDED MARCH 31, 2005
     Basic and diluted loss per share        $ (4,337,000)       40,784,000     $         (0.11)
                                             ============      ============     ===============

THREE MONTHS ENDED MARCH 31, 2004
Basic earnings per share:
     Net income                              $ 12,782,000        28,442,000     $          0.45
Diluted earnings per share:
     Dilutive stock options and warrants               --           907,000
     Series F preferred stock                          --           635,000
                                             ------------      ------------     ---------------
     Net income plus assumed conversions     $ 12,782,000        29,984,000     $          0.43
                                             ============      ============     ===============

NINE MONTHS ENDED MARCH 31, 2004
Basic earnings per share:
     Net income                              $ 12,344,000        28,240,000     $          0.44
Diluted earnings per share:
     Dilutive stock options and warrants               --           706,000
     Series F preferred stock                          --           635,000
                                             ------------      ------------     ---------------
     Net income plus assumed conversions     $ 12,344,000        29,581,000     $          0.42
                                             ============      ============     ===============


ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company in its financial statements applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in the three-month and nine-month periods ended March 31, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated below for the three months and nine months ended March 31:

                                            THREE MONTHS      THREE MONTHS        NINE MONTHS          NINE MONTHS
                                                ENDED             ENDED               ENDED               ENDED
                                              MARCH 31,         MARCH 31,           MARCH 31,           MARCH 31,
                                                2005              2004                2005                2004
                                         -----------------   ----------------    ---------------    ----------------
Net income (loss):
     As reported                         $         71,000    $     12,782,000    $    (4,337,000)   $     12,344,000
     Fair value of stock-based
        employee compensation                    (161,000)           (198,000)          (478,000)           (591,000)
                                         -----------------   ----------------    ---------------    ----------------
     Pro forma                           $        (90,000)   $     12,584,000    $    (4,815,000)   $     11,753,000
                                         ================    ================    ===============    ================

Net income (loss) per share, basic
     As reported                         $           0.00    $          0.45     $         (0.11)   $           0.44
     Pro forma                           $           0.00    $          0.44     $         (0.12)   $           0.42

Net income (loss) per share, diluted
     As reported                         $           0.00    $          0.43     $         (0.11)   $           0.42
     Pro forma                           $           0.00    $          0.42     $         (0.12)   $           0.40


         The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and nine-month periods ended March 31, 2005 and 2004 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the periods, respectively: risk-free interest rate range of 1.7% to 4.6% and 3.25% to 6.5%; dividend yield of 0% for all periods; volatility factor of 139% and 135%; and a weighted-average expected term of 7 years for all periods. The estimated weighted average fair value at grant date for the options granted during the three-month and nine-month periods ended March 31, 2005 was $0.27 per option. The estimated weighted average fair value at grant date for the options granted during the three-month and nine-month periods ended March 31, 2004 was $0.41 and $0.17 per option, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in fiscal 2007. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

COMPREHENSIVE INCOME (LOSS)
---------------------------

         The Company did not have any items of comprehensive income during the three-month and nine-month periods ended March 31, 2005 and 2004.

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

         On April 5, 2004, PFC Therapeutics, and Nycomed Denmark ApS ("Nycomed"), a leading European pharmaceutical company, signed a collaboration agreement for Nycomed to develop and commercialize OXYGENT in Europe (the "Nycomed Agreement"). Under the terms of the agreement, Nycomed was to be responsible for the remaining clinical and regulatory development, and future marketing of OXYGENT within a broad European territory. The agreement also included an option for Nycomed to acquire OXYGENT rights for China. On July 2, 2004, Nycomed notified Alliance that it was terminating the agreement effective August 16, 2004. Therefore, the rights to OXYGENT in Europe and China reverted back to PFC Therapeutics.

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

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an Exclusivity Agreement to enter into a License Agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada. The terms of the License Agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the condensed consolidated balance sheet at March 31, 2005.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier pilot study. The Company anticipates that the "proof of concept" study will commence in the second half of 2005 and be completed in the first half of 2006; provided, however, that for so long as the minimum cash covenant set forth in Section 4.12(l) of the Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004 between Alliance and certain investors (the "Note Purchase Agreement") is in effect, the commencement of any such "proof of concept" study will likely require the prior approval of the Lender Committee (as that term is defined in the Note Purchase Agreement). Alliance has initiated discussions with the Lender Committee on this matter. The remaining terms of the Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial described above.

3.  SALE OF IMAGENT(R) BUSINESS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the Federal Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of $10.6 million during the year ended June 30, 2003, $15 million during the year ended June 30, 2004, and $303,000 for the nine months ended March 31, 2005 related to the disposition of this asset.

         For the nine months ended March 31, 2005, Alliance recorded $303,000 as a gain on the disposition of an asset as a result of Imcor funding $126,000 of Alliance's obligations, and $177,000 related to creditor settlements or Imcor's assumed obligations of Alliance. To date, Alliance has recorded $25.9 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at $3.7 million to Alliance creditors, Imcor funding $1.6 million of Alliance's obligations, and $20.6 million related to settlement agreements or Imcor's assumed obligations of Alliance. The remaining required cash payments by Imcor will not be applied against the corresponding liabilities of Alliance until Alliance is legally released from the associated liabilities. Alliance will record an additional gain on disposition of asset at the time that Alliance is legally released from the liabilities. The balance owed by Imcor to Alliance to settle remaining liabilities at March 31, 2005 was approximately $235,000.

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

         The detail of items comprising the gain on disposition of IMAGENT assets for the nine months ended March 31, 2005 and 2004 is calculated as follows (in thousands):

                     NINE MONTHS ENDED MARCH 31:                    2005           2004
                                                                -----------     -----------
Cash payments funded by Imcor for liabilities of Alliance       $       126     $       963
Issuance of Imcor common stock to Alliance creditors                     --           3,677
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance                177          11,084
                                                                -----------     -----------
Gain on sale of assets of IMAGENT to Imcor                      $       303     $    15,724
                                                                ===========     ===========


4.  DEBT OBLIGATIONS

PFC NOTE
--------

         On November 20, 2003, PFC Therapeutics issued a secured convertible note in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note was classified in the other liabilities section of the consolidated balance sheet at June 30, 2004. The Company had recorded imputed interest expense of $1 million based on the estimated fair value of the warrant. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company, which were issued in October 2004, valued at $1 million based on the estimated fair value on the date of grant, and the PFC Note for a Senior Note (described below) in the principal amount of $500,000 payable directly by the Company. The principal plus interest due on the Senior Notes is included in the current liabilities section of the unaudited condensed consolidated balance sheet at March 31, 2005.

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

         During the quarter ended March 31, 2005, holders of certain Senior Notes converted an aggregate of $395,000 in principal amount and $4,419 in accrued interest into an aggregate of 1,597,674 shares of our common stock at a conversion price of $0.25 per share.

ASTRAL LIABILITIES
------------------

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two Patent Cooperation Treaty ("PCT") applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance, which must be paid prior to December 31, 2005. Upon the signing of the agreement, the Company made the first cash payment of $100,000 to Mixture Sciences and subsequently made a second cash payment of $50,000 during the quarter ended March 31, 2005. The Company has recorded the remaining cash payments of $150,000 and the $420,000 of stock due as accrued expenses, which are included in the condensed consolidated balance sheet at March 31, 2005.

OTHER COMMITMENTS
-----------------

         Pursuant to a settlement agreement with a former landlord, the Company has a commitment to pay $420,000 over the next six months. Alliance has made payments totaling $365,000 and has included the balance of the compromised amount in current liabilities in the condensed consolidated balance sheet at March 31, 2005.

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against the Company, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the security deposit the Company provided in the amount of $779,000. In June of 2004, the Company deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the HUB litigation. HUB is entitled to the funds in the controlled account up to the amount of the judgment. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000, or $700,000 in excess of our security deposit. We expensed our security deposit of $779,000 related to this property in fiscal 2003, accrued an additional amount of $379,000 in fiscal 2004 and have accrued the remaining $321,000 of the amounts due in March 2005. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also now seeks inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs. The judgment currently states that these amounts are "to be determined"; however, if HUB prevails in its request to include these additional aspects of recovery in the judgment, it is possible that the amount of the judgment will exceed the amount of our security deposit plus the amount currently being held in the controlled bank account, which would allow HUB to pursue other of our assets to satisfy the judgment. If HUB is able to pursue other of our assets to satisfy the judgment, it could have a materially adverse effect on our financial conditions and operations. We will substantively and procedurally oppose some of these additional aspects of recovery. The time and manner of the determination has not yet been set for hearing. We have filed motions which, if successful, would reduce the judgment to $638,000, an amount approximately $150,000 less than our security deposit. The hearing is set for June 2, 2005. In addition, we are currently evaluating whether we will appeal the judgment.

5. EQUITY

PREFERRED STOCK
---------------

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

STOCK OPTIONS
-------------

         In January 2005, the Company granted options to purchase an aggregate of 1,250,000 shares of common stock to various directors of the Company. The exercise price of the options is $0.29 per share (the fair market value of the Company's common stock on the date of grant). The options vest upon certain performance-related objectives, as defined, none of which have been reached at March 31, 2005 and expire in January 2015.

         In January 2005, the Company granted options to purchase an aggregate of 280,000 shares of common stock to various employees of the Company. The exercise price of the options is $0.29 per share (the fair market value of the Company's common stock on the date of grant) and vest through January 2008. The options expire in January 2015.

         In January 2005, the Company granted an option to purchase 100,000 shares of common stock to a consultant. The exercise price of the option is $0.29 per share and was valued at $27,000 (based on the Black Scholes option pricing model) and vests through January 2008. The option expires in January 2015. The Company recognized $11,000 as expense in the accompanying statement of operations for the three months ended March 31, 2005 in accordance with the related vesting provisions.

6. NEKTAR THERAPEUTICS

         In November 1999, the Company transferred to Nektar Therapeutics ("Nektar") (formerly, Inhale Therapeutic Systems, Inc.) certain rights to its PULMOSPHERES(R) technology and other assets for use in respiratory drug delivery. In March 2002, a supplemental agreement modified and expanded this original agreement and provided for the Company to receive milestone payments based on the achievement of future defined events, plus additional royalty payments based on eventual sales of a defined number of products commercialized using the technology.

         In February 2005, the supplemental agreement was amended to, among other things, terminate the Company's right to receive the milestone and royalty payments discussed above. In consideration of the Company's cancellation of the right to receive the milestone and royalty payments, Nektar paid the Company $1,383,000 during the quarter ended March 31, 2005. The Company recorded the payments as revenue as there are no future services to be performed. The amended supplemental agreement also provides for the sale by the Company to Nektar of certain raw material inventories to enable Nektar to develop products based upon the technology assigned or licensed. Pursuant to the amended supplemental agreement, Nektar agreed to pay the Company $368,000 upon acceptance of the raw material inventories within 90 days of receipt. As of March 31, 2005, the raw material has not formally been accepted, therefore the Company has not recorded any related amounts.

7. SUBSEQUENT EVENTS

         Subsequent to March 31, 2005 and as of May 11, 2005, holders of certain Senior Notes converted an aggregate of $150,000 in principal amount into an aggregate of 600,000 shares of our common stock at a conversion price of $0.25 per share.

         On April 5, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), entered into a Memorandum of Understanding ("MOU") for the development of OXYGENT in The People's Republic of China ("PRC"). On May 13, 2005, pursuant to the MOU, the parties entered into a Development, License and Supply Agreement (the "Agreement") whereby Double-Crane will be granted the right to develop and commercialize OXYGENT in the PRC. Double-Crane will make an upfront license fee payment and will be obligated to make milestone and royalty payments to the Company. In addition, Double-Crane will be responsible for conducting clinical trials in the PRC, in accordance with international guidelines, necessary to receive marketing approval for OXYGENT and the Company will have the right to use any data derived from these clinical trials in other territories. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC. Double-Crane will also have a right of first refusal to add specific additional countries to the Agreement upon further negotiation with the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to the Company's fiscal years ended June 30.)

PLAN OF OPERATION
-----------------

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of March 31, 2005, have an accumulated deficit of $482.7 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT
------------------------

         For the nine months ended March 31, 2005 and 2004, we incurred research and development expenses of $572,000 and $330,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical and other patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $156.7 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral, our wholly owned subsidiary, is engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the nine months ended March 31, 2005 and 2004, Astral incurred research and development expenses of $1 million, largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences, and $259,000, respectively. Astral's research and development costs to date total approximately $12.1 million. Because of the numerous risks and uncertainties associated with early-stage technology platform research efforts, we are unable to estimate with any certainty the costs of continued development of Astral's product candidates for commercialization. We do not anticipate that any of Astral's early-stage product candidates will reach the market for at least several years, if at all.

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two PCT applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance. Upon the signing of the agreement the Company made the first cash payment of $100,000 to Mixture Sciences and subsequently made a second cash payment of $50,000 during the quarter ended March 31, 2005. The Company recorded the remaining cash payments of $150,000 and the $420,000 fair value of common stock due as accrued expenses, which are included in the condensed consolidated balance sheet at March 31, 2005.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED MARCH 31, 2005 AS COMPARED WITH NINE MONTHS ENDED MARCH 31,
2004

         For the nine months ended March 31, 2005, we recorded a gain on the disposition of the IMAGENT assets of $303,000, resulting from the recording of payments from Imcor of $126,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $177,000 during the period in connection with the IMAGENT asset sale transaction. For the nine months ended March 31, 2004, we recorded a gain of $15.7 million, resulting from the recording of Imcor issuing shares of its stock to Alliance creditors, payments from Imcor of $963,000 to fund our obligations, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $11.1 million during the period.

         Our revenue increased to $1.5 million for the nine months ended March 31, 2005, compared to $64,000 for the nine months ended March 31, 2004. This increase was primarily due to $1.4 million received from Nektar per the Amendment (as discussed in Note 6 to our unaudited consolidated financial statements).

         Research and development expenses increased by $987,000, or 168%, to $1.6 million for the nine months ended March 31, 2005, compared to $588,000 for the nine months ended March 31, 2004. The increase in research and development expenses was primarily due to the recording of the $720,000 expense of the Mixture Sciences assignment agreement whereby Astral reacquired all rights to certain intellectual property and an increase of $242,000 spent on OXYGENT-related activities.

         General and administrative expenses increased by $1.3 million, or 160%, to $2.1 million for the nine months ended March 31, 2005, compared to $791,000 for the nine months ended March 31, 2004. The increase in general and administrative expenses was primarily due to a $827,000 increase in legal and accounting fees primarily related to the June Private Placement rescission activities, including the registration of the stock underlying the Senior Notes, $321,000 increase in rent accrued as the result of a judgment in a lawsuit (as discussed in Part II: Item 1. Legal Proceedings), $52,000 increase in public company expenses, $41,000 increase in information technology expenses and $24,000 increase in personnel-related costs.

         Investment income increased by $99,000 to $106,000 for the nine months ended March 31, 2005, compared to $7,000 for the nine months ended March 31, 2004. The increase was primarily a result of higher cash balances during the period because of the receipt of funds from the June Private Placement.

         Other income was $10,000 for the nine months ended March 31, 2005, a result of proceeds recorded from the sale of raw material, compared to $84,000 for the nine months ended March 31, 2004, which was primarily a result of proceeds recorded from insurance dividends and distributions.

         Interest expense was $2.6 million for the nine months ended March 31, 2005, compared to $2.2 million for the nine months ended March 31, 2004. The expense for the current period was primarily the result of the BCF expense recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004 and the accrued interest on such Senior Notes. The expense for the prior period was primarily the result of the valuation of the warrant and estimated fair value of the common stock issued in connection with the cancellation of such warrant of $2 million recorded in connection with the issuance of the PFC Note and the subsequent Senior Note.

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

         For the three months ended March 31, 2005, we recorded a gain on the disposition of the IMAGENT assets of $44,000, resulting from the recording of payments from Imcor of $36,000 to fund our obligations, the assumption by Imcor of certain of our obligations, and settlements with various vendors and creditors of $8,000 during the period in connection with the IMAGENT asset sale transaction. For the three months ended March 31, 2004, we recorded a gain of $13.3 million, resulting from the recording of Imcor issuing shares of its stock to Alliance creditors, payments of $203,000 from Imcor to fund our obligations, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $9.4 million during the period.

         Our revenue increased to $1.4 million for the three months ended March 31, 2005, compared to no revenue for the three months ended March 31, 2004. The revenue for this quarter consisted of $1.4 million received from Nektar per the Amendment (as discussed in Note 6 to our unaudited consolidated financial statements).

         Research and development expenses increased by $171,000, or 83%, to $376,000 for the three months ended March 31, 2005, compared to $205,000 for the three months ended March 31, 2004. The increase in research and development expenses was primarily due to certain OXYGENT development activities.

         General and administrative expenses increased by $525,000, or 161%, to $851,000 for the three months ended March 31, 2005, compared to $326,000 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily litigation expenses and rent accrual as the result of a judgment in a lawsuit (as discussed in Part II: Item 1. Legal Proceedings).

         Investment income increased by $40,000 to $41,000 for the three months ended March 31, 2005, compared to $1,000 for the three months ended March 31, 2004. The increase was primarily a result of higher cash balances during the period because of the receipt of funds from the June Private Placement.

         Interest expense was $170,000 for the three months ended March 31, 2005, compared to no interest expense for the three months ended March 31, 2004. The expense for the current period was primarily the result of recording accrued interest on the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to March 31, 2005, we had received $243 million in net proceeds from sales of our equity securities, $260 million in payments from collaboration agreements and $74.3 million in debt financing of which $35.8 million of such debt has been converted into equity and $27.4 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At March 31, 2005, we had approximately $6.9 million in cash, cash equivalents and investment securities compared to $8.4 million at June 30, 2004. The decrease resulted primarily from net cash used in operations of $1.6 million, partially offset by $126,000 received from Imcor to fund payments to vendors. At March 31, 2005, we had a net working capital deficit of $7 million, compared to net working capital of $5.9 million at June 30, 2004. The decrease was principally due to the conversion of shares in the June Private Placement to Senior Notes and the inclusion of the Senior Notes in current liabilities due to their associated cash covenant. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $1.6 million for the nine months ended March 31, 2005, compared to $2.3 million for the nine months ended March 31, 2004. The decrease in net cash used in operating activities during the nine months ended March 31, 2005 was primarily due to the $1.4 million received from Nektar per the Amendment (as discussed in Note 6 to our unaudited consolidated financial statements), partially offset by an increase in general and administrative payments, primarily professional fees resulting from the June Private Placement rescission and SEC-related payments, payments totaling $250,000 to a former landlord pursuant to a settlement agreement, and the increase in research and development payments, primarily $150,000 paid to reacquire certain Astral intellectual property.

         Net cash provided by investing activities totaled $108,000 for the nine months ended March 31, 2005, primarily due to proceeds of $126,000 received from Imcor to fund payments to vendors, partially offset by the purchase of computers and other office equipment. Net cash provided by investing activities totaled $963,000 for the nine months ended March 31, 2004, primarily due to proceeds from Imcor.

         At March 31, 2005, the following approximate liabilities and debt obligations were outstanding:
         (a) $1.3 million owed to various vendors, approximately $356,000 of which is subject to settlements or reimbursements from Imcor;
         (b) $1.6 million in accrued expenses, primarily consisting of $722,000 in rent and related expenses, $150,000 in cash and $420,000 in Astral or Alliance stock to regain exclusive rights to certain intellectual property, $100,000 in deferred license revenue, and $174,000 in payroll and other expenses;
         (c) Senior Notes in the amount of $10.8 million principal and $333,000 accrued interest;
         (d) $1.25 million in deferred royalty payments to be paid through IMAGENT royalty earn-outs.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.6 million. In addition, Imcor has assumed or we have settled $20.6 million in liabilities in full satisfaction of $25.9 million of the foregoing debt. However, $356,000 of such debt is still outstanding and to be paid by Imcor or settled in accordance with agreements with the various debt holders. If Imcor is unable to make the necessary payments, these debt holders will have recourse against us.

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

         In June 2004, we completed the June Private Placement, which was rescinded in September 2004 and replaced with the Senior Notes (as described in Note 4 to our unaudited consolidated financial statements). The net proceeds to us were approximately $10 million. We believe we now have working capital to fund our operations for the next 12 months; however, due to certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times while the Senior Notes are outstanding, the Senior Notes may become current prior to June 30, 2005. In this event the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

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

         On December 22, 2004, PFC Therapeutics and LEO signed an Exclusivity Agreement to enter into a License Agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the License Agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the Exclusivity Agreement, which amount is included in current liabilities in the condensed consolidated balance sheet at March 31, 2005.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier pilot study. The Company anticipates that the "proof of concept" study will commence in the second half of 2005 and be completed in the first half of 2006; provided, however, that for so long as the minimum cash covenant set forth in Section 4.12(l) of the Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004 between Alliance and certain investors (the "Note Purchase Agreement") is in effect, the commencement of any such "proof of concept" study will likely require the prior approval of the Lender Committee (as that term is defined in the Note Purchase Agreement). Alliance has initiated discussions with the Lender Committee on this matter. The remaining terms of the Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial described above.

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

         We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Dr., Suite 825, San Diego, California 92122, and our telephone number is (858) 410-5200. Our Web site address is www.allp.com.

         Our common stock is traded on the OTCBB under the symbol "ALLP.OB."

CRITICAL ACCOUNTING POLICIES
----------------------------

         There were no significant changes in critical accounting policies or estimates from those at June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the security deposit we provided in the amount of $779,000. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we may incur as a result of the HUB litigation. HUB is entitled to the funds in the controlled account up to the amount of the judgment. If the judgment exceeds the amount of money in the account, HUB may pursue other of our assets. If we prevail or the judgment is less than $1 million then any money remaining in the controlled account will be returned to us. By the time of trial, all parties and cross-complaints were dismissed other than the lawsuit by HUB directly against Alliance and the cross-complaint by Alliance against HUB. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that we owed HUB approximately $638,000 in damages based on HUB's allegations, an amount approximately $150,000 less than our security deposit. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000, or $700,000 in excess of the security deposit. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also now seeks inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs. The judgment currently states that these amounts are "to be determined"; however, if HUB prevails in its request to include these additional aspects of recovery in the judgment, it is possible that the amount of the judgment will exceed the amount of our security deposit plus the amount currently being held in the controlled bank account, which would allow HUB to pursue other of our assets to satisfy the judgment. If HUB is able to pursue other of our assets to satisfy the judgment, it could have a materially adverse effect on our financial condition and operations. We will substantively and procedurally oppose some of these additional aspects of recovery. The time and manner of the determination has not yet been set for hearing. We have filed post-trial motions which, if successful, would reduce the judgment to $638,000. The motions are set for hearing on June 2, 2005. In addition, we are currently evaluating whether we will appeal the judgment.

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

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. The parties participated in a mediation in December 2004. The mediation did not result in a settlement, but discussions are continuing. A trial date was continued to September 19, 2005 in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2005, holders of certain Senior Notes converted an aggregate of $395,000 in principal amount and $4,419 in accrued interest into an aggregate of 1,597,674 shares of our common stock at a conversion price of $0.25 per share.

         Subsequent to March 31, 2005 and as of May 11, 2005, holders of certain Senior Notes converted an aggregate of $150,000 in principal amount into an aggregate of 600,000 shares of our common stock at a conversion price of $0.25 per share.

         In January 2005, the Company granted options to purchase an aggregate of 1,630,000 shares of common stock to various employees, directors and a consultant of the Company. The exercise price of the options is $0.29 per share (the fair market value of the Company's common stock on the date of grant). The options expire in January 2015.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         INDEX TO EXHIBITS

       EXHIBIT    DESCRIPTION

       10.78 Amendment to Exclusivity Agreement dated February 25, 2005 between PFC Therapeutics and LEO. * (1)
       10.79      Amendment to Supplemental Agreement dated February 7, 2005 between the Company and Nektar Therapeutics. *
       31.1       Certification of Chief Executive Officer and President,
                  pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
       31.2 Certification of Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
       32.1 Statement of Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
       32.2 Statement of Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

----------
* Filed Herewith.

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

                                      ALLIANCE PHARMACEUTICAL CORP.
                                      (Registrant)

Date:    May 16, 2005                 By: /s/ Duane J. Roth
                                          ------------------------------------
                                          Duane J. Roth
                                          Chairman and Chief Executive Officer

                                      By: /s/ Edward C. Hall
                                          ------------------------------------
                                          Edward C. Hall
                                          Chief Financial Officer