Form 10KSB
period 2005-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2005-09-28
CIK 736994

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

                                   (MARK ONE)

  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-12950

                                -----------------

                          ALLIANCE PHARMACEUTICAL CORP.
                 (Name of Small Business Issuer in Its Charter)

                  NEW YORK                                      14-1644018
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

   4660 LA JOLLA VILLAGE DRIVE, SUITE 825                        92122
          SAN DIEGO, CALIFORNIA
  (Address of Principal Executive Offices)                    (Zip Code)

          Issuer's telephone number, including are code: (858) 410-5200

                                -----------------

              Securities registered under Section 12(b) of the Act:

                                      NONE

                                -----------------

                            Title of each class: NONE

                 Name of each exchange on which registered: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

                                -----------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the issuer's fiscal year ended June 30, 2005 were $1.5 million. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers ("NASDAQ") on September 15, 2005 was $5.2 million.

         The number of shares of the Registrant's common stock, $0.01 par value, outstanding at September 15, 2005 was 34,829,827.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive Proxy Statement with respect to the 2005 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the fiscal year covered by this report.

                                                            FORM 10-KSB

                                                               INDEX
PART I....................................................................................................................5
   Item 1.  Business......................................................................................................5
   Item 2.  Description of Property......................................................................................16
   Item 3.  Legal Proceedings............................................................................................17
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................................17
PART II..................................................................................................................18
   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................................18
   Item 6.  Management's Discussion and Analysis or Plan of Operation....................................................19
   Item 7.  Financial Statements.........................................................................................24
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................43
   Item 8A. Controls and Procedures......................................................................................43
PART III.................................................................................................................45
   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act .....45
   Item 10. Executive Compensation.......................................................................................45
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............45
   Item 12. Certain Relationships and Related Transactions...............................................................45
   Item 13. Exhibits.....................................................................................................46
   Item 14. Principal Accountant Fees and Services.......................................................................51

Signatures...............................................................................................................52
Certifications...........................................................................................................53


                                                             3

                           FORWARD-LOOKING STATEMENTS

         This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

         We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2006 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

         o demand for the repayment of our senior convertible promissory notes (the "Senior Notes");

         o our inability to obtain adequate financing for our development efforts;

         o our inability to enter into collaborative relationships to further develop and commercialize our products;

         o changes in any of our existing relationships or the inability of any collaborative partner to adequately commercialize our products;

         o the uncertainties associated with the lengthy regulatory approval process in the U.S. and foreign countries, including uncertainties associated with the United States Food and Drug Administration ("FDA") decisions and timing of product development or approval;

         o the uncertainties associated with obtaining and enforcing patents important to our business;

         o        possible competition from other products;

         o        difficulties in manufacturing on a large scale;

         o the ability to obtain necessary raw materials at cost-effective prices or at all;

         o        failure to obtain market acceptance;

         o the uncertainty of the timing of product approvals and introductions and of sales growth; and

         o the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

         You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

                                     PART I

         EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. ALLIANCE PHARMACEUTICAL CORP. REFERS YOU TO CAUTIONARY INFORMATION AND RISK FACTORS CONTAINED ELSEWHERE HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC FROM TIME TO TIME. AS USED HEREIN, THE TERMS "WE," "OUR," "US," "COMPANY" OR "ALLIANCE" REFER TO ALLIANCE PHARMACEUTICAL CORP. AND ITS SUBSIDIARIES.

ITEM 1.  BUSINESS

OVERVIEW

         We are a pharmaceutical research and development company that is currently focused on developing our lead product, OXYGENT(TM), an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients.

         We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Drive, Suite 825, San Diego, California 92122, and our telephone number is (858) 410-5200.

         You can view our filings with the SEC online at the SEC's Web site, http://www.sec.gov. See "Where You Can Find More Information" for additional information regarding us.

OXYGENT(TM)

         The transfusion of blood is routinely used in major elective surgeries and trauma. While generally considered "safe and effective", there are many well-known risks associated with blood transfusion including, among others, the transmission of infectious diseases (hepatitis, HIV, West Nile, etc.), clerical error potentially resulting in life-threatening incompatible transfusion, and immune suppression. In addition, the collection of donor blood is labor-intensive and expensive. The "shelf life" of each unit of red blood cells is only 42 days from the time of donation, which adds to the complexity of managing the inventory requirements of the various blood groups (A, B, AB and O) and Rh types (positive or negative). With the demographics of the population growing older, the requirements for blood transfusions are expected to increase while donations have been decreasing over the past several years. These trends may lead to shortages. These challenges have led to research to develop and test methods and products to reduce or eliminate the requirement for transfusion in as many patients as possible.

         We have developed certain proprietary technologies based on the use of biochemically inert perfluorochemicals ("PFCs") for medical applications. OXYGENT is a sterile PFC emulsion that is compatible with all blood types and is expected to have a "shelf life" of approximately two years. We are pursuing two separate clinical indications.

         The first indication is intended to provide oxygen to tissues during elective surgeries where a blood transfusion is anticipated. It is estimated that approximately eight to ten million patients worldwide annually receive one or more units of donor blood during elective surgeries, including cardiovascular, orthopedic and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. Each single unit of OXYGENT is expected to provide the equivalent oxygen delivery of approximately one unit of fresh red blood cells.

         The efficacy and safety of OXYGENT have been demonstrated in more than 250 preclinical pharmacology and toxicology studies. To date, approximately 1,500 human patients and volunteers have been enrolled in 20 OXYGENT clinical studies, including Phase 1 healthy volunteer studies, and Phase 2 and 3 studies in surgical patients. More than 800 subjects have been dosed with OXYGENT in these studies. The ability of OXYGENT to enhance oxygenation and delay the need for blood transfusion was demonstrated in two previous Phase 2b clinical studies.

         In December 2002, results of the Company's Phase 3 general surgery clinical trial in Europe were published in ANESTHESIOLOGY. The results established that the product provided a statistically significant reduction in the need for donor blood in patients undergoing a variety of general surgery procedures. Additionally, a significant percentage of patients in the OXYGENT-treated group were able to avoid the need for any donor blood transfusion as compared to the control group.

         A second Phase 3 study conducted mainly in the U.S. in cardiac surgery patients undergoing cardiopulmonary bypass ("CPB") procedures was suspended voluntarily in January 2001, due to an unexpected imbalance in certain adverse events, primarily the incidence of stroke and a higher incidence of postoperative bleeding.

         We conducted an extensive integrated review of the combined safety data from both Phase 3 studies as well as all previous clinical studies. This analysis revealed no evidence to directly link the product to the observed imbalances in adverse events; instead, the protocol-mandated blood harvesting procedure and hemodilution techniques used in the OXYGENT-treated group (but not in the control group) appeared to be the main factor contributing to the imbalance in adverse events.

         Following this analysis, we met with the FDA regarding the continuing clinical development of OXYGENT and presented a data analysis that explained reasons for the imbalance. The FDA requested that we provide additional preclinical supporting data before submitting a new Phase 3 study plan.

         We also met with several European regulatory authorities to review the safety findings from the Phase 3 cardiac surgery study and to propose a new Phase 3 protocol design for a study in general surgery that did not incorporate hemodilution. We received approval to initiate such a program in several EU countries. This protocol was intended to support future regulatory filings in various countries for a product indication to avoid and reduce allogeneic blood transfusion during general surgery. However, in June 2004, following submission to the European Medicines Agency (the "EMEA") for EU-wide confirmation of the study design, we received scientific advice that it would be necessary to prove in a statistical demonstration that OXYGENT is not inferior to blood transfusion for serious adverse events or death, no matter how rare these events are. The EMEA suggested that such a study would not be practical to conduct as it would require an enormous number of patients. As an alternative, the EMEA recommended a study design for initial approval of OXYGENT where blood transfusion is not available. We have developed a study design that we believe will meet the requirements of the EMEA.

         The second indication incorporates the use of OXYGENT as a therapeutic for organ perfusion during major elective surgeries to protect vital organs from hypoxic injury. This indication is based in part on results obtained during the Phase 3 cardiac surgery study. In a small subset of patients, gastric tonometry was performed to evaluate differences between carbon dioxide ("CO2") tensions in the arterial blood and those in the gut measured by a tonometer balloon. On bypass, control subjects demonstrated significantly abnormal CO2 gap (difference between the gastric CO2 measurements and arterial CO2 measurements) than those obtained in the OXYGENT group (in which these values were normal). This difference translated into a clinical benefit of significantly shorter postoperative time to first bowel movement and a strong trend to earlier consumption of solid food. The occurrence of abnormal tonometric values during cardiac surgery is well known and has been repeatedly shown to be associated with delay in return of normal organ function and increased length of hospital stay. OXYGENT's ability to prevent these changes and improve postoperative organ function is a logical consequence of its known ability to oxygenate poorly perfused microcirculatory beds.

         We are currently developing a Phase 2 "proof of concept" study to obtain confirmation of the above clinical results. This Phase 2a trial will be conducted in 3 to 5 centers and will aim to enroll 30 to 50 patients undergoing CPB. The proposed study will be a double blind design allowing unbiased assessment of safety, which has not been possible in previous OXYGENT trials. This will effectively eliminate investigator bias, evidence of which was observed in previous studies.

         On April 19, 2004, PFC Therapeutics, LLC, our majority-owned subsidiary, ("PFC Therapeutics"), and Il Yang Pharm. Co., Ltd. ("Il Yang"), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea (the "Il Yang Agreement"). Under the terms of the agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2005.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a "proof of concept" clinical study discussed above. We anticipate that the "proof of concept" study will be completed in the first half of calendar 2006. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the "proof of concept" clinical trial described above.

         On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("the Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. We will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         Double-Crane is a "Qualified Third Party" as that term is defined in the Senior Note Purchase Agreement dated September 21, 2004, by and among us and certain investors, which required us to maintain on hand a minimum of $5.5 million in cash or cash equivalents (the "Cash Covenant") in order not to be in default under our Senior Notes. The Cash Covenant ceased to apply on the date that we entered into a binding agreement for the joint development of OXYGENT with a Qualified Third Party. Accordingly, the Double-Crane Agreement satisfied the termination requirements of the Cash Covenant; therefore, as of May 13, 2005, the restrictions related to the amount of cash and cash equivalents that we must maintain on hand in order not to be in default under the Senior Notes, as set forth in the Cash Covenant, have ceased and are of no further force or effect.

ASTRAL, INC.

         On September 6, 2005, Alliance and Astral, Inc. ("Astral") entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the outstanding capital stock of Astral Therapeutics. In total, the Company transferred approximately $719,000 of net liabilities to Astral Therapeutics in exchange for 490,000 shares of common stock of Astral Therapeutics.

COLLABORATIVE RELATIONSHIPS

         A key aspect of our business strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. The following is a brief description of our material collaboration agreements.

         BEIJING DOUBLE-CRANE PHARMACEUTICAL CO., LTD. On May 13, 2005, PFC Therapeutics and Double-Crane entered into the Double-Crane Agreement for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. We will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         LEO PHARMA A/S. On December 22, 2004, PFC Therapeutics and LEO signed the LEO Exclusivity Agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by us to confirm the results of an earlier study. We anticipate that the "proof of concept" study will be completed in the first half of calendar 2006. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the "proof of concept" clinical trial described above.

         IL YANG PHARM. CO., LTD. On April 19, 2004, PFC Therapeutics and Il Yang signed the Il Yang Agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea. Under the terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

         MULTICELL TECHNOLOGIES, INC. On September 6, 2005, Alliance and Astral entered into an the Astral Agreement with MultiCell and Astral Therapeutics pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the outstanding capital stock of Astral Therapeutics.

         We intend to obtain other collaborative relationships, but we do not know if we will be able to enter into future collaborative relationships on acceptable terms. Furthermore, the termination of any of our existing collaborative relationships or failure to enter into such future relationships may limit our ability to develop our technology and may harm our business. Please see the Section entitled "Risk Factors" for a more complete discussion of the risks related to our collaborative relationships.

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are an essential part of our business. We seek proprietary protection for our products, processes, technologies and ongoing improvements. We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors. We have filed numerous patent applications in the U.S., European Patent Office, Japan, Canada, Australia, Israel, Norway, South Africa, China and other countries, and we have been issued patents in many of these countries. We currently hold 110 issued patents worldwide. In addition, we hold 48 patent applications worldwide. Of our issued patents, 61 relate to PFC emulsions and their manufacture and methods of using blood substitutes to facilitate oxygen delivery and 13 more are pending. These PFC-related patents expire at various times between 2006 and 2014.

         We also attempt to protect our proprietary products, processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with our employees, consultants and certain other persons who have access to such products, processes and information. The agreements affirm that all inventions conceived by our employees are our exclusive property, with the exception of inventions unrelated to our business and developed entirely on the employee's own time.

COMPETITION

         Biotechnology and pharmaceutical companies are highly competitive. There are several pharmaceutical companies, biotechnology companies, public and private universities, and research organizations actively engaged in research and development of products that may be similar to our products.

         Companies that we know are in active development of a blood substitute product include Biopure Corporation ("Biopure"), Northfield Laboratories Inc. ("Northfield"), Hemosol, Inc. ("Hemosol"), Sangart Inc. ("Sangart"), Synthetic Blood International ("SBI") and Sanguine Corp. ("Sanguine"). There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in OXYGENT, and hemoglobin solutions. Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine red blood cells. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. One of these companies, Hemosol, has determined that the adverse cardiovascular-related events could be corrected with a modification of its product; however, the company has determined that it would pursue other protein therapeutic opportunities instead of pursuing further clinical development of its hemoglobin-based blood substitute product. Northfield, another company working on hemoglobin solutions derived from outdated human blood, has recently announced the third interim review of 250 patients by its Independent Data Monitoring Committee in its 750-patient Phase 3 urban ambulance trial that was initiated in December 2003. A third company developing a bovine-based hemoglobin solution, Biopure, has an approval for its product in South Africa and is currently addressing the FDA's questions regarding its product's safety and efficacy arising during the regulatory review of the company's Biologic License Application ("BLA") to market its product in the U.S. for an orthopedic surgery indication. Biopure has completed a 46-patient Phase 2 clinical trial in Europe using its product following coronary angioplasty. Its trauma trial, in collaboration with the U.S. Navy, has been placed on hold pending resolutions of dosing, safety and risk/benefit questions raised by the FDA. The fourth company, Sangart, has recently completed a 90-patient Phase 2 study in Sweden with patients undergoing orthopedic surgeries with its human hemoglobin-based product and has initiated a 40-patient Phase 2 study in the U.S. With respect to PFC emulsion development, we are aware of two early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to clinical trials. SBI has recently announced the initiation of a Phase 2 study in orthopedic patients in the U.S. The only other company, Sanguine, is still in the early preclinical stages of discovery and formulation development and has announced that its first indication will be for the transport of pancreatic islet cells. We are also aware of one product, PERFTORAN, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia only for a variety of clinical indications.

         We believe that OXYGENT and the perfluorochemical approach may have several advantages compared to the hemoglobin-based oxygen carriers, including the potential availability of highly purified raw materials in commercial-scale quantities, as well as the relatively low cost and ease of production for OXYGENT. However, you should see the Section entitled "Risk Factors" for a complete discussion of the risks related to our competition.

GOVERNMENT REGULATION

         Our products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S., by the EMEA in the European Union, by the State Food and Drug Administration P.R. China (the "SFDA") in China and by similar agencies in other countries. The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current Good Clinical Practice ("cGCP") standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the Investigational New Drug ("IND") application. Further, an independent Institutional Review Board ("IRB") or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Following completion of these studies, a New Drug Application ("NDA") must be submitted to and approved by the FDA in order to market the product in the U.S., while a Marketing Authorization Application ("MAA") is submitted to the EMEA in Europe. Similar applications, generally based upon data already collected for an NDA or MAA, are then used to file for marketing approval in foreign countries. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will then govern manufacturing and commercialization activities.

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

EMPLOYEES

         As of September 15, 2005, we had two full-time employees, one of whom was engaged in research and development and associated support, and one in general administration. We also had three part-time employees, one in research and development and two in administration. None of our employees is represented by a labor union and we believe that our employee relations are satisfactory. We also maintain agreements with four research and development consultants.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SENIOR NOTES COME DUE IN MARCH 2006, AND WE CURRENTLY DO NOT HAVE THE MEANS TO REPAY THIS AMOUNT. IF WE ARE UNABLE TO REPAY OUR SENIOR NOTES WHEN THEY COME DUE, THE HOLDERS OF OUR SENIOR NOTES MAY FORCE OUR LIQUIDATION.

         In September 2004, we entered into a Senior Note Purchase Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million. As of September 15, 2005, we owe the holders of our Senior Notes approximately $11 million in principal and accrued interest. The Senior Notes come due in March 2006. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment in March 2006, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation under these circumstances, it is highly unlikely the holders of our equity securities will receive any distribution upon such liquidation.

WE HAVE A HISTORY OF OPERATING LOSSES AND LIMITED PRODUCT REVENUES AND WE MAY NEVER BECOME PROFITABLE.

         We are a product development company with no current revenue from product sales. We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs. As of June 30, 2005, we had an accumulated deficit of $484.1 million. For the years ended June 30, 2005 and 2004, we incurred net (loss) income of ($5.7 million) and $10 million, respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements. To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

CURRENTLY, WE ARE NOT CONDUCTING ANY CLINICAL TRIALS RELATED TO OUR PRODUCT CANDIDATE OXYGENT.

         Currently, we are not conducting any clinical trials related to our product candidate OXYGENT. Double-Crane is obligated to initiate clinical trials in China, but we do not expect that these trials will be initiated until the first quarter of calendar 2006 and they will likely be Phase 1 clinical trials. We expect that it will require at least one additional Phase 2 and one Phase 3 clinical trials with positive results before we are able to seek marketing approval from any regulatory authority with respect to OXYGENT. In addition, on September 20, 2004, we received a letter from the EMEA clarifying certain information contained in scientific advice issued to us by the EMEA on June 4, 2004, stating that it would be necessary to prove in a statistical demonstration that OXYGENT is not inferior to blood transfusion for serious adverse events or death, no matter how rare these events are. The EMEA suggested that such a study would not be practical to conduct as it would require an enormous number of patients. As an alternative, the EMEA recommended a study design for initial approval of OXYGENT where blood transfusion is not available. We have developed a study design that we believe will meet the requirements of the EMEA. If we are unable to reinitiate clinical trials with respect to OXYGENT, or the results of any such clinical trials are not positive, we may never be able to seek marketing approval for OXYGENT from any regulatory authority or to generate significant revenue from product sales.

WE DO NOT HAVE MANUFACTURING CAPABILITIES FOR OUR PRODUCTS.

         We no longer have manufacturing capabilities for any of our products since our downsizing in 2002. We are negotiating contract manufacturing agreements with third parties to provide the products for our development activities, but we do not know if we will be able to enter into such agreements on commercially reasonable terms, or at all. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with current Good Manufacturing Practices ("cGMP") guidelines as established by the FDA. We do not know whether the FDA will determine that any such third-party facilities maintain compliance with cGMP. A delay in FDA approval of our manufacturing facilities or the manufacturing facilities of any third-party collaborator would delay the marketing of our products and negatively impact our revenue and profitability.

WE DEPEND ON COLLABORATIONS WITH THIRD PARTIES TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TO PROVIDE THE MAJORITY OF OUR REVENUES.

         A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. Currently, we do not have a collaboration agreement with any third party to develop our product OXYGENT in the U.S. We have entered into the LEO Exclusivity Agreement that would grant LEO the right to develop and commercialized OXYGENT in Europe; however, a definitive collaboration agreement with LEO is subject to the successful completion of a "proof of concept" study that must validate clinical data from a prior study. We expect this "proof of concept" study to be completed in the first half of calendar 2006; however, we do not know whether the results will satisfy LEO or cause them to enter into a definitive collaboration agreement with us. Until such time as they do, LEO is under no further obligation to us under the LEO Exclusivity Agreement.

         Further, our existing and future collaborators may fail to develop or effectively commercialize our products or technologies because they:

         o do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

         o decide to pursue a competitive potential product developed outside of the collaboration; or

         o        cannot obtain the necessary regulatory approvals.

         The continuation of our collaborations is dependent on our collaborators' periodic renewal of the governing agreements. Therefore, we may not be able to renew these collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators.

IF CONFLICTS ARISE WITH OUR COLLABORATORS, THEY MAY ACT IN THEIR SELF-INTERESTS, WHICH MAY BE ADVERSE TO OUR INTERESTS.

         Conflicts may arise in our collaborations due to one or more of the following:

         o disputes with respect to payments that we believe are due under a collaboration agreement;

         o disagreements with respect to ownership of intellectual property rights;

         o unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

         o delay of a collaborator's development or commercialization efforts with respect to our drug candidates; or

         o        termination or non-renewal of the collaboration.

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

         Our preclinical development activities or clinical trials may be delayed, suspended or terminated if:

         o these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

         o        these third parties need to be replaced; or

         o the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

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

DELAYS, SUSPENSIONS AND TERMINATIONS OF OUR CLINICAL TRIALS COULD RESULT IN INCREASED COSTS TO US AND DELAY OUR ABILITY TO GENERATE PRODUCT REVENUES.

         If we are able to reinitiate clinical trials, our clinical trials may be delayed, suspended or terminated due to a number of factors, including:

         o ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

         o failure to conduct clinical trials in accordance with regulatory requirements;

         o lower than anticipated enrollment rate of patients in clinical trials;

         o serious adverse events or side effects experienced by participants; and

         o insufficient supply or deficient quality of drug supply or other materials necessary for the conduct of our clinical trials.

         For example, in January 2001, we voluntarily suspended enrollment in an on-going Phase 3 cardiac surgery study in the U.S. for OXYGENT due to an imbalance in certain adverse events, primarily the incidence of stroke.

         Many of these factors described above may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays in our clinical trials, the commercial prospects for our product candidates will be harmed and our ability to generate product revenues will be delayed.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FUNDING WE WILL NEED TO COMPLETE DEVELOPMENT AND TO INTRODUCE PRODUCTS TO THE MARKET.

         We will need substantial additional funding for our business. Our future capital requirements will depend on many factors, including:

         o the timing and extent of our late-stage clinical trials for OXYGENT;

         o continued scientific progress in our research and development programs;

         o the time and cost involved in obtaining regulatory approvals for our products;

         o        patent costs;

         o        completing technological and market developments; and

         o        the cost of manufacturing scale-up.

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

EVEN IF WE SUCCESSFULLY COMPLETE THE CLINICAL TRIALS OF OUR PRODUCT CANDIDATES, THEY MAY FAIL FOR OTHER REASONS.

         Even if we successfully complete the clinical trials of our product candidates, they may fail for other reasons, including the possibility that the product candidates will:

         o fail to receive the regulatory clearances required to market them;

         o be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

         o be difficult or expensive to manufacture on a commercial scale; or

         o fail to compete with products or other treatments commercialized by our competitors.

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

         Even if our product candidates are approved for commercial sale by the FDA or European or other foreign regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

         o our ability to provide acceptable evidence of safety and efficacy;

         o        relative convenience and ease of administration;

         o        the prevalence and severity of any adverse side effects;

         o        availability of alternative treatments;

         o pricing and cost effectiveness, which may be subject to regulatory control;

         o effectiveness of our or our collaborators' sales and marketing strategy; and

         o our ability to obtain sufficient third-party insurance coverage or reimbursement.

         If any product candidate that we discover and develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product likely will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION AND WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

THE LACK OR INADEQUACY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS WOULD MAKE IT MORE DIFFICULT TO MARKET ANY PRODUCTS WE DEVELOP.

         Our ability to commercialize our products successfully depends in part on the extent to which the cost of the products and related treatment will be reimbursed by government authorities, private health insurers and other group purchasing organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. The purchase of healthcare services and products could be significantly affected by:

         o        the trend toward managed healthcare in the U.S.;

         o        the growth of group purchasing organizations; and

         o legislative proposals to reform healthcare and government insurance programs.

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

WE EXPECT THAT OUR RESULTS OF OPERATIONS WILL FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE FROM PERIOD TO PERIOD.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

         o the status of development of OXYGENT and the preclinical and clinical development of our other drug candidates;

         o whether we generate revenues by achieving specified research and development or commercialization milestones under any agreements;

         o the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

         o the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;

         o the timing of our ability to satisfy applicable regulatory requirements;

         o the rate of expansion of our clinical development and other internal research and development efforts;

         o the effect of competing technologies and products and market developments; and

         o        general and industry specific economic conditions.

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

                   RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR ABILITY TO COMPETE MAY DECLINE IF WE DO NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

         We believe that our success will depend largely on our ability to obtain and maintain patent protection for our own inventions, to license the use of patents owned by third parties when necessary, to protect trade secrets and to conduct our business without infringing the proprietary rights of others. We have obtained patents covering intermediate- and high-concentration PFC emulsions, stabilized PFC-emulsion formulations, as well as other patents. In addition, we have filed, and when appropriate will file, other patent applications with respect to our products and processes in the U.S. and in foreign countries. We do not know, however, whether:

         o any of our current or future patent applications will result in the issuance of patents;

         o any of our issued patents will provide significant proprietary protection or commercial advantage; or

         o        any of our issued patents will not be circumvented by others.

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

         Because we operate in a highly technical field, we rely in part on trade secret protection in order to protect our proprietary technology and processes; however, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

         There is significant litigation in our industry regarding patent and other intellectual property rights. If our product development activities are found to infringe any such intellectual property rights of others, we may have to pay significant damages. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets, or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

         o payment of damages, potentially treble damages, if we are found to have willfully infringed a party's patent rights;

         o injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

         o we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all. As a result, we could be prevented from commercializing current or future products.

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

         Outside the U.S., the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the U.S. and, similarly, approval by regulatory authorities outside the U.S. will not automatically lead to FDA approval.

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

         Other companies that we know are engaged in clinical development of blood substitute products include Biopure, Northfield, Hemosol, Sangart, SBI and Sanguine. There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in OXYGENT, and hemoglobin solutions. Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine red blood cells. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. One of these companies, Hemosol, has determined that the adverse cardiovascular-related events could be corrected with a modification of its product; however, the company has determined that it would pursue other protein therapeutic opportunities instead of pursuing further clinical development of its hemoglobin-based blood substitute product. Northfield, another company working on hemoglobin solutions derived from outdated human blood, has recently announced the third interim review of 250 patients by its Independent Data Monitoring Committee in its 750-patient Phase 3 urban ambulance trial that was initiated in December 2003. A third company developing a bovine-based hemoglobin solution, Biopure, has an approval for its product in South Africa and is currently addressing the FDA's questions regarding its product's safety and efficacy arising during the regulatory review of the company's BLA to market its product in the U.S. for an orthopedic surgery indication. Biopure has completed a 46-patient Phase 2 clinical trial in Europe using its product following coronary angioplasty. Its trauma trial, in collaboration with the U.S. Navy, has been placed on hold pending resolutions of dosing, safety and risk/benefit questions raised by the FDA. The fourth company, Sangart, has recently completed a 90-patient Phase 2 study in Sweden with patients undergoing orthopedic surgeries with its human hemoglobin-based product and has initiated a 40-patient Phase 2 study in the U.S. With respect to PFC emulsion development, we are aware of two early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to clinical trials. SBI has recently announced the initiation of a Phase 2 study in orthopedic patients in the U.S. The only other company, Sanguine, is still in the early preclinical stages of discovery and formulation development and has announced that its first indication will be for the transport of pancreatic islet cells. We are also aware of one product, PERFTORAN, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia only for a variety of clinical indications.

         We do not know whether our technology or the technology of a competitor will gain market acceptance. Our failure to compete could have a material adverse effect on our business.

CONSUMERS MAY SUE US FOR PRODUCT LIABILITY, WHICH COULD RESULT IN SUBSTANTIAL LIABILITIES THAT EXCEED OUR AVAILABLE RESOURCES AND DAMAGE OUR REPUTATION.

         Researching, developing and commercializing products entail significant product liability risks. Liability claims may arise from our and our collaborators' use of products in clinical trials and the commercial sale of those products. Consumers may make these claims directly and our collaborators or others selling these products may seek contribution from us if they receive claims from consumers. We will need to increase and expand our product liability insurance that covers our clinical trials as we commence larger scale trials and if our drug candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products.

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET AS A RESULT OF AN OFFERING, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         As of September 15, 2005, 34,829,827 shares of our common stock were outstanding. We registered, pursuant to an SB-2, 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain stockholders. These shares, upon acquisition, unless held by "affiliates," will be freely tradable without restriction or further registration under federal securities laws immediately following this registration.

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

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

         The market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

         o quarterly variations in operating results and overall financial condition;

         o economic and political developments affecting the economy as a whole;

         o        results of our clinical trials;

         o        short-selling programs;

         o the stock market's perception of the biotechnology industry as a whole;

         o        technological innovations by others;

         o        proprietary rights disputes or litigation;

         o        changes in earnings estimates by analysts;

         o        additions or departures of key personnel; and

         o sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the penny stock rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

         These and other factors may make it difficult for our stockholders to sell their shares in the open market if and when eligible to do so. In addition, stock prices for many biotechnology companies fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

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

ITEM 3.  LEGAL PROCEEDINGS

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. We filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, we deposited $1 million into a controlled bank account as security for any liability we might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that we owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court now has ruled that HUB is entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. California law awards post-judgment interest at 10% simple per annum. Both HUB and Alliance have filed Notices of Appeal. Alliance has accrued approximately $1.5 million related to the HUB lawsuit and remitted $779,000 of the $2.3 million judgment in the form of a security deposit.

         On June 13, 2003, we and Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") in the U.S. District Court for the District of New Jersey, Civil Action No. 03-2853 (the "Amersham Litigation"). The lawsuit alleged that (1) through the sale of Amersham's OPTISON product, Amersham and its related entities infringed on eight patents acquired from us by Imcor through its purchase of the IMAGENT assets; (2) Alliance and Imcor did not infringe any Amersham patent; (3) Amersham misappropriated confidential trade secrets from Imcor (then Alliance) when Amersham (then Nycomed) was negotiating a marketing agreement for IMAGENT; and (4) Amersham was in violation of U.S. Antitrust laws. Alliance and Imcor were seeking damages and injunctive relief against Amersham. Amersham counterclaimed for infringement of 12 of its patents and brought counterclaims against us and our subsidiary Molecular Biosystems, Inc. ("MBI") asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. Imcor paid all costs in this lawsuit, including attorney fees and Alliance had little financial risk in the lawsuit. In September 2005, all parties agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

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

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. The parties participated in a mediation in December 2004. The mediation did not result in a settlement, but discussions are continuing. A trial date was continued to October 17, 2005 in the lawsuit. We believe that the lawsuit is completely without merit; however, we do not know if we will ultimately prevail or if the outcome of the action will harm our business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of our fiscal year ended June 30, 2005.

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

         Fiscal 2005
                       Quarter ended June 30, 2005              $0.26      $0.15
                       Quarter ended March 31, 2005             $0.36      $0.15
                       Quarter ended December 31, 2004          $0.32      $0.16
                       Quarter ended September 30, 2004         $0.40      $0.10

         Fiscal 2004
                       Quarter ended June 30, 2004              $0.60      $0.30
                       Quarter ended March 31, 2004             $0.51      $0.34
                       Quarter ended December 31, 2003          $0.65      $0.31
                       Quarter ended September 30, 2003         $0.76      $0.14

         On September 15, 2005, the closing bid price of the Company's common stock was $0.15.

         As of September 15, 2005, there were 833 stockholders of record of our common stock. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

         The transfer agent and registrar for our common stock is American Stock Transfer.

DIVIDEND POLICY

         Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. Pursuant to the Senior Note Purchase Agreement we entered into with certain of our investors, we are restricted from declaring or paying dividends on our capital stock for so long as the Senior Notes we issued pursuant to the Senior Note Purchase Agreement remain outstanding.

"PENNY STOCK" RULES

         Until our shares re-qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information as of June 30, 2005 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                  (a)                            (b)                             (c)

Plan category                     Number of securities to be     Weighted-average exercise       Number of securities
                                  issued upon exercise of        price of outstanding            remaining available for
                                  outstanding options,           options, warrants and rights    future issuance under
                                  warrants and rights (1)                                        equity compensation plans
                                                                                                 (excluding securities
                                                                                                 reflected in column (a))(1)

Equity compensation plans
approved by security holders       2,849,218                     $6.22                           4,100,510


Equity compensation plans not
approved by security holders
(1)                               14,872,619                     $2.43                           N/A

                                  --------------                 ------                          ----------
Totals                            17,721,837                     $3.04                           4,100,510

         (1)      The description of the material terms of non-plan issuances of equity instruments is discussed in Note 7 to the accompanying consolidated financial statements.

         We have a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the "2000 Plan" and the "2001 Plan"). The 2001 Plan was adopted and approved by our shareholders. The 2000 Plan was not adopted or approved by our shareholders. These plans provide for the granting of options to purchase shares of our common stock (up to an aggregate of 2,100,000 and 6,000,000 shares under the 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years, are determined by the Compensation Committee of our Board of Directors. Our 1983 Incentive Stock Option Plan (the "1983 Plan"), 1983 Non-Qualified Stock Option Program (the"1983 Program") and 1991 Stock Option Plan (the "1991 Plan") have expired and no additional options may be granted under such plans.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 2005, holders of certain Senior Notes converted an aggregate of $715,000 in principal and approximately $12,000 in accrued interest into an aggregate of 2,907,295 shares of our common stock at a conversion price of $0.25 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

         CERTAIN STATEMENTS CONTAINED HEREIN THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR BUSINESS STRATEGY AND OBJECTIVES, FUTURE FINANCIAL POSITION, EXPECTATIONS ABOUT PENDING LITIGATION AND ESTIMATED COST SAVINGS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, REGULATORY POLICIES, COMPETITION FROM OTHER SIMILAR BUSINESSES, AND MARKET AND GENERAL ECONOMIC FACTORS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE QUALIFIED IN THEIR ENTIRETY BY THIS STATEMENT.

PLAN OF OPERATION

(References to years are to our fiscal years ended June 30.)

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2005, have an accumulated deficit of $484.1 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT

         For the years ended June 30, 2005 and 2004, we incurred research and development expenses of $856,000 and $912,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $157 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral (our wholly owned subsidiary until September 2005) was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the years ended June 30, 2005 and 2004, Astral incurred research and development expenses of approximately $1.1 million and $487,000, respectively. In September 2005, pursuant to the Astral Agreement, $520,000 of accrued Astral expenses will be assumed by MultiCell.

         In December 2002, we entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. We had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two PCT applications to Mixture Sciences. We recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into the Mixture Assignment Agreement whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance. Upon the signing of the agreement, we made the first cash payment of $100,000 to Mixture Sciences and made subsequent cash payments totaling $100,000 during the fiscal year ended June 30, 2005. The remaining cash payments of $100,000 and the $420,000 fair value of common stock due by December 31, 2005 are included in accrued expenses in the accompanying consolidated balance sheet at June 30, 2005. Pursuant to the Astral Agreement in September 2005, MultiCell assumed our obligations under the Mixture Assignment Agreement.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2005 AS COMPARED WITH YEAR ENDED JUNE 30, 2004

         Our revenue increased to $1.5 million for the year ended June 30, 2005, compared to $549,000 for the year ended June 30, 2004. This revenue is primarily due to $1.4 million received from Nektar Therapeutics ("Nektar"). In November 1999, we transferred to Nektar (formerly, Inhale Therapeutic Systems, Inc.) certain rights to our PULMOSPHERES(R) technology and other assets for use in respiratory drug delivery. In March 2002, a supplemental agreement modified and expanded this original agreement. In February 2005, the supplemental agreement was amended to, among other things, terminate our right to receive the milestone and royalty payments discussed above. In consideration of the cancellation of our right to receive the milestone and royalty payments, Nektar paid us $1.4 million.

         Research and development expenses increased by $536,000, or 38%, to $1.9 million for the year ended June 30, 2005, compared to $1.4 million for the year ended June 30, 2004. The increase in research and development expenses was primarily due to the recording of the $720,000 expense of the Mixture Assignment Agreement ($520,000 of which to be assumed by MultiCell per the Astral Agreement in September 2005), partially offset by a decrease of $178,000 in OXYGENT-related activities.

         General and administrative expenses increased by $1.8 million, or 119%, to $3.4 million for the year ended June 30, 2005, compared to $1.5 million for the year ended June 30, 2004. The increase in general and administrative expenses was primarily due to the recording of an additional $1.1 million in rent and litigation expenses awarded to HUB in connection with a lawsuit (see "Item 3. Legal Proceedings" above), $974,000 increase in fees related to litigation and legal costs, partially offset by a decrease in financing costs of $214,000.

         For the year ended June 30, 2005, we recorded a gain on the sale of the IMAGENT assets of $306,000 resulting from the recording of payments of $128,000 from Imcor to fund our obligations and settlements with various vendors and creditors of $178,000 during the year in connection with the IMAGENT asset sale transaction. For the year ended June 30, 2004, we recorded a net gain on the disposition of assets of $14.7 million, primarily due to the gain on the sale of the IMAGENT assets of $15 million. (For additional information regarding the IMAGENT asset sale transaction, see "Liquidity & Capital Resources" below, and
Note 4 to our audited consolidated financial statements).

         Investment income increased to $141,000 for the year ended June 30, 2005, compared to $12,000 for the year ended June 30, 2004. The increase was primarily the result of higher average cash balances during the year upon the receipt of funds from the June 2004 Private Placement.

         Other income was $378,000 for the year ended June 30, 2005, a result of proceeds recorded from sales of raw material primarily pursuant to the amended supplemental agreement with Nektar that provided among other things for our sale to Nektar of certain raw material inventories (which were previously written off) to enable Nektar to develop products based upon the technology assigned or licensed, compared to $10,000 for the year ended June 30, 2004.

         Interest expense was $2.7 million for the year ended June 30, 2005, an increase of 21% compared to $2.3 million for the year ended June 30, 2004. The expense for the current year was primarily the result of the beneficial conversion feature ("BCF") expense recorded in connection with the exchange of our common stock for the Senior Notes on September 24, 2004 and the accrued interest on such Senior Notes. The expense for the prior year was primarily in connection with a secured convertible note sold by PFC Therapeutics in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics at an exercise price of $0.01 per unit. We recorded interest expense of $1 million and a BCF charge of $1 million (included in interest expense) during fiscal 2004 based on the valuation of the warrant issued in connection with the PFC Note.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to June 30, 2005, we had received $243 million in net proceeds from sales of our equity securities, $260.5 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.4 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

         At June 30, 2005, we had approximately $6.8 million in cash and cash equivalents compared to $8.4 million at June 30, 2004. The decrease resulted primarily from the net cash used in operations of $1.7 million, and the purchase of $59,000 of office equipment, partially offset by cash received from Imcor of $128,000. At June 30, 2005, we had a working capital deficit of $8.1 million, compared to net working capital of $5.9 million at June 30, 2004. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $1.7 million for the year ended June 30, 2005, compared to $3.4 million for the year ended June 30, 2004. The decrease in net cash used in operating activities during the year ended June 30, 2005 was primarily due to the increase in license fee receipts of $1.4 million and the increase in receipts from the sale of raw material of $367,000.

         There was no net cash provided by financing activities for the year ended June 30, 2005, compared to net cash provided by financing activities of $10.7 million for the year ended June 30, 2004, primarily due to net proceeds of $10 million received from the June 2004 Private Placement, $195,000 received from the exercise of warrants and stock options, and $500,000 from the PFC Note.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.6 million. In addition, Imcor has assumed or we have settled $20.6 million in liabilities in full satisfaction of $25.9 million of the foregoing debt. (For additional information regarding the IMAGENT asset transaction, see Note 4 to our audited consolidated financial statements).

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

         In June 2004, we completed the June 2004 Private Placement, with net proceeds to us of $10 million. On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing $10.7 million of the $11 million invested in the June 2004 Private Placement elected to rescind the June 2004 Private Placement. In so doing, each of these investors returned to us its stock certificate and warrant representing the number of shares it received in the June 2004 Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby we issued to such investors Senior Notes in principal amounts equal to the amounts such investors invested in the June 2004 Private Placement. These Senior Notes are convertible into common stock at $0.25 per share. The Senior Note Purchase Agreement has restrictive covenants including limitations on issuances of debt and dividends, as well as other restrictive covenants.

         On December 22, 2004, PFC Therapeutics and LEO signed the LEO Exclusivity Agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement, which amount is recorded as deferred revenue and included in current liabilities in our audited consolidated balance sheet at June 30, 2005. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by us to confirm the results of an earlier study. We anticipate that the "proof of concept" study will be completed in the first half of calendar 2006. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the "proof of concept" clinical trial described above.

         On May 13, 2005, PFC Therapeutics and Double-Crane entered into the Double-Crane Agreement whereby Double-Crane was granted the right to develop and commercialize OXYGENT in the PRC. Double-Crane made an upfront license fee payment of $500,000, which amount is recorded as deferred revenue and included in current liabilities in our audited consolidated balance sheet at June 30, 2005, and they will be obligated to make milestone and royalty payments to us. In addition, Double-Crane will be responsible for conducting clinical trials in the PRC, in accordance with international guidelines, necessary to receive marketing approval for OXYGENT and we will have the right to use any data derived from these clinical trials in other territories. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC. Double-Crane will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         Double-Crane is a "Qualified Third Party" as that term is defined in the Senior Note Purchase Agreement dated September 21, 2004, by and among us and certain investors, which included the Cash Covenant. The Cash Covenant ceased to apply on the date that we entered into a binding agreement for the joint development of OXYGENT with a Qualified Third Party. Accordingly, the Double-Crane Agreement satisfied the termination requirements of the Cash Covenant; therefore, as of May 13, 2005, the restrictions related to the amount of cash and cash equivalents that we must maintain on hand in order not to be in default under the Senior Notes, as set forth in the Cash Covenant, have ceased and are of no further force or effect.

         If the holders of our Senior Notes do not demand repayment in March 2006, we believe we now have working capital to fund our operations for the next 12 months; however, we currently do not have the resources to repay the Senior Notes and the holders may be able to force our liquidation. Therefore, we may seek additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         At June 30, 2005, the following approximate debt obligations were outstanding:

         (a) $1.1 million owed to various vendors, approximately $550,000 of which is subject to settlements with vendors or reimbursement from Imcor, or was assumed by MultiCell (see "Subsequent Events" below);

         (b) $2.2 million in accrued expenses, primarily consisting of $1.5 million due to HUB (see "Item 3. Legal Proceedings"), $520,000 due to Mixture Sciences in either cash or stock (which obligation was assumed by MultiCell per the Astral Agreement subsequent to June 30, 2005), $126,000 in payroll and other expenses, and $77,000 in rent and related expenses;

         (c) $11 million in Senior Notes, including $490,000 in accrued interest;

         (d) $1.3 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

SUBSEQUENT EVENTS

         On September 6, 2005, Alliance and Astral entered into the Astral Agreement with MultiCell and Astral Therapeutics pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. In total, the Company transferred approximately $719,000 of net liabilities to Astral Therapeutics in exchange for 490,000 shares of common stock of Astral Therapeutics.

         In June 2003, in connection with the sale of the IMAGENT assets to Imcor, Alliance assigned certain rights and obligations related to the IMAGENT assets to Imcor pursuant to an asset purchase agreement (the "IMAGENT Purchase Agreement"). In addition, Alliance and Imcor were co-plaintiffs in the Amersham Litigation. On September 19, 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligations under the IMAGENT Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement. In addition, the parties have agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements.

COLLABORATIVE RELATIONSHIPS

         On May 13, 2005, PFC Therapeutics and Double-Crane entered into the Double-Crane Agreement for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. We will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         On December 22, 2004, PFC Therapeutics and LEO signed the LEO Exclusivity Agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by us to confirm the results of an earlier study. We anticipate that the "proof of concept" study will be completed in the first half of calendar 2006. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the "proof of concept" clinical trial described above.

         In April 2004, PFC Therapeutics and Il Yang signed the Il Yang Agreement granting them exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea. Under terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in conformity with accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These estimates and assumptions affect the reported balances and amounts within our financial statements and supporting notes thereto. Our critical accounting policies are disclosed in Note 1 to our audited consolidated financial statements.

INVESTMENT IN JOINT VENTURE

         We had a 50% interest in a joint venture with Baxter Healthcare Corporation ("Baxter"). In compliance with current accounting rules, we periodically reviewed the value of the joint venture based upon the projected cash flows to be received from license fees, milestone payments, royalties and other product revenue. In June 2003, we acquired the balance of ownership interest in the joint venture. We will pay Baxter a royalty on the sales of OXYGENT by the joint venture, following regulatory approval. Concurrent with this acquisition, we offset the balance of the deferred revenue against our investment in PFC Therapeutics and the carrying value of the PFC technology and charged $1.6 million to impairment of an asset during fiscal year 2004.

MOLECULAR BIOSYSTEMS, INC.

         On December 29, 2000, we acquired MBI, which became a wholly owned subsidiary of the Company, in exchange for 770,000 shares of our common stock. MBI is the developer of OPTISON, the only intravenous ultrasound contrast agent for the heart being marketed in both the U.S. and Europe. During the fourth quarter of fiscal 2003, MBI determined that Chugai Pharmaceutical Co., Ltd. was no longer developing OPTISON for marketing in Japan, South Korea and Taiwan per their agreement. Accordingly, MBI recorded an impairment of purchased technology asset of $1.8 million during fiscal year 2004.

ITEM 7.  FINANCIAL STATEMENTS

                          ALLIANCE PHARMACEUTICAL CORP.
                          -----------------------------

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                   25

Report of Independent Registered Public Accounting Firm                   26

Consolidated Balance Sheet at June 30, 2005                               27

Consolidated Statements of Operations for the Years                       28
         Ended June 30, 2005 and 2004

Consolidated Statements of Stockholders' Deficit for the Years            29
         Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the Years                       30
         Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements                                31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. (the "Company") as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2006, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /S/ CORBIN & COMPANY LLP

Irvine, California
September 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the consolidated statements of operations, stockholders' deficit, and cash flows of Alliance Pharmaceutical Corp. (the "Company") for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                     /S/ ERNST & YOUNG LLP

San Diego, California
August 23, 2004, except for Note 11,
as to which the date is
September 24, 2004

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------

                                                                                   JUNE 30,
                                                                                     2005
                                                                                 -------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                                    $   6,782,000
    Other current assets                                                                86,000
                                                                                 -------------
            Total current assets                                                     6,868,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                     94,000
RESTRICTED CASH                                                                      1,000,000
OTHER ASSETS - NET                                                                      12,000
                                                                                 -------------
                                                                                 $   7,974,000
                                                                                 =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                             $   1,140,000
    Accrued expenses                                                                 2,237,000
    Deferred revenue                                                                   600,000
    Senior notes payable                                                            10,967,000
                                                                                 -------------
            Total current liabilities                                               14,944,000

OTHER LIABILITIES                                                                    1,250,000
                                                                                 -------------

            Total liabilities                                                       16,194,000
                                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value; 5,000,000 shares authorized; Series F preferred stock - 793,750 shares issued and outstanding,
       liquidation preference of $31,750,000                                             8,000
    Common stock - $0.01 par value; 125,000,000 shares authorized;
       34,829,827 shares issued and outstanding                                        348,000
    Additional paid-in capital                                                     475,569,000
    Accumulated deficit                                                           (484,145,000)
                                                                                 -------------
            Total stockholders' deficit                                             (8,220,000)
                                                                                 -------------
                                                                                 $   7,974,000
                                                                                 =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                      YEARS ENDED JUNE 30,
                                                     2005              2004
                                                 ------------      ------------

REVENUES:
    License, research and royalty                $  1,477,000      $    549,000
                                                 ------------      ------------

OPERATING EXPENSES:
    Research and development                        1,935,000         1,399,000
    General and administrative                      3,365,000         1,539,000
                                                 ------------      ------------
                                                    5,300,000         2,938,000
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (3,823,000)       (2,389,000)

INVESTMENT INCOME                                     141,000            12,000
OTHER INCOME                                          378,000            10,000
INTEREST EXPENSE                                   (2,745,000)       (2,275,000)
GAIN ON DISPOSITION OF ASSETS - NET                   306,000        14,658,000
                                                 ------------      ------------
NET (LOSS) INCOME                                $ (5,743,000)     $ 10,016,000
                                                 ============      ============

NET (LOSS) INCOME PER COMMON SHARE, BASIC        $      (0.15)     $       0.33
                                                 ============      ============
NET (LOSS) INCOME PER COMMON SHARE, DILUTED      $      (0.15)     $       0.32
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC         39,276,000        30,207,000
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED       39,276,000        31,339,000
                                                 ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                           CONVERTIBLE
                                         PREFERRED STOCK          COMMON STOCK          ADDITIONAL                        TOTAL
                                      ---------------------  -----------------------     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                       SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL         DEFICIT         DEFICIT
                                      ---------  ----------  -----------   ---------   -------------   -------------   ------------

BALANCES AT JULY 1, 2003                794,000  $    8,000   27,974,000   $ 280,000   $ 468,350,000   $(488,418,000)  $(19,780,000)
  Exercise of stock options
    and warrants for cash                    --          --      568,000       6,000         189,000              --        195,000
  Issuance of common stock
    for cash                                 --          --   31,427,000     314,000       9,853,000              --     10,167,000
  Issuance of warrants in
    connection with a
    private placement                        --          --           --          --      (7,942,000)             --     (7,942,000)
  Interest and beneficial
    conversion feature on
    convertible debt                         --          --           --          --       2,000,000              --      2,000,000
  Compensatory stock options                 --          --           --          --           8,000              --          8,000
  Issuance of warrants to
    certain creditors in
    exchange for
    participation rights                     --          --           --          --       2,629,000              --      2,629,000
  Net income                                 --          --           --          --              --      10,016,000     10,016,000
                                      ---------  ----------  -----------   ---------   -------------   -------------   ------------
BALANCES AT JUNE 30, 2004               794,000  $    8,000   59,969,000   $ 600,000   $ 475,087,000   $(478,402,000)  $ (2,707,000)
  Rescission of private
    placement                                --          --  (30,546,000)   (306,000)    (10,386,000)             --    (10,692,000)
  Reclassification of
    warrant liability                        --          --           --          --       7,942,000              --      7,942,000
  Beneficial conversion
    feature on senior notes                  --          --           --          --       2,238,000              --      2,238,000
  Issuance of common stock
    in exchange for warrant
    cancellation                             --          --    2,500,000      25,000         (25,000)             --             --
  Issuance of common stock
    upon conversion of
    senior notes and accrued
    interest                                 --          --    2,907,000      29,000         698,000              --        727,000
  Compensatory stock options                 --          --           --          --          15,000              --         15,000
  Net loss                                   --          --           --          --              --      (5,743,000)    (5,743,000)
                                      ---------  ----------  -----------   ---------   -------------   -------------   ------------
BALANCES AT JUNE 30, 2005               794,000  $    8,000   34,830,000   $ 348,000   $ 475,569,000   $(484,145,000)  $ (8,220,000)
                                      =========  ==========  ===========   =========   =============   =============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------

                                                                                    YEARS ENDED JUNE 30,
                                                                                   2005              2004
                                                                               ------------      ------------
OPERATING ACTIVITIES:
     Net (loss) income                                                         $ (5,743,000)     $ 10,016,000
     Adjustments to reconcile net (loss) income to net cash
        used in operating activities:
            Depreciation and amortization                                            11,000                --
            Interest and beneficial conversion expense                            2,238,000         2,000,000
            Accrued interest                                                        502,000                --
            Compensatory stock options and warrant issuance                          15,000           127,000
            Gain on sale of assets - net                                           (306,000)      (14,658,000)
            Changes in operating assets and liabilities:
               Other assets                                                          49,000           464,000
               Accounts payable and accrued expenses and other                    1,518,000        (1,359,000)
                                                                               ------------      ------------
Net cash used in operating activities                                            (1,716,000)       (3,410,000)

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (59,000)          (46,000)
     Restricted cash                                                                     --          (469,000)
     Proceeds from sale of assets                                                   128,000           848,000
                                                                               ------------      ------------
Net cash provided by investing activities                                            69,000           333,000

FINANCING ACTIVITIES:
     Issuance of common stock and warrants                                               --        10,243,000
     Proceeds from debt obligations                                                      --           500,000
                                                                               ------------      ------------
Net cash provided by financing activities                                                --        10,743,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,647,000)        7,666,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    8,429,000           763,000
                                                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  6,782,000      $  8,429,000
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock in exchange for cancellation of warrant          $     25,000      $         --
                                                                               ============      ============
     Issuance of senior convertible notes in connection
        with cancellation of common stock and warrants                         $ 10,692,000      $         --
                                                                               ============      ============
     Issuance of senior convertible notes for secured convertible note         $    500,000      $         --
                                                                               ============      ============
     Issuance of common stock upon conversion of senior notes and interest     $    727,000      $         --
                                                                               ============      ============
     Reclassification of warrant liability                                     $  7,942,000      $         --
                                                                               ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                      30

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

         Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company", "Alliance", "we" or "us") are engaged in identifying, designing and developing novel medical products. Currently, the Company is focused on developing its lead product, OXYGENT(TM), an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients at risk of acute tissue hypoxia (oxygen deficiency).

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through June 30, 2005 and has negative working capital at June 30, 2005 of approximately $8.1 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company believes it has sufficient cash to fund its operations for the next 12 months. As discussed in Note 5, in June 2004, the Company completed a private placement financing (the "June 2004 Private Placement") that netted approximately $10 million from the sale of common stock. In September 2004, the terms of the financing were renegotiated and approximately $10.7 million of the $11 million of the issued shares of common stock were cancelled and replaced by senior convertible notes (the "Senior Notes"), which, unless previously converted, will mature and the unpaid principal, together with accrued interest, shall become due and payable on March 26, 2006. In this event, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The accompanying consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

         The accompanying consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries
- Molecular Biosystems, Inc. ("MBI") and Astral, Inc. ("Astral") - and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). (MDV Technologies, Inc., a former subsidiary, was returned to the MDV Holders' Committee in September 2003, and Alliance Pharmaceutical GmbH, its European subsidiary, was dissolved in June 2004.) The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates made by management include, among others, recoverability of property, plant and equipment and valuation of deferred tax assets. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS
-------------------------

         The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------

         Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At June 30, 2005, the Company had approximately $6.2 million in these accounts in excess of the FDIC insurance limits.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

         Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property, plant and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At June 30, 2005, management has determined that there is no impairment of property, plant and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property, plant and equipment impairment.

REVENUE RECOGNITION
-------------------

         The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.

         Revenue is deferred until all contractual obligations have been satisfied.

         RESEARCH AND DEVELOPMENT REVENUES UNDER COLLABORATIVE AGREEMENTS
         ----------------------------------------------------------------

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the years ended June 30, 2005 and 2004, the Company incurred research and development expenses of approximately $1.9 million and $1.4 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of June 30, 2005 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF EARNINGS PER COMMON SHARE
----------------------------------------

         Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share for the years ended June 30, 2005 and 2004 reflect the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants and the conversion of convertible debt and preferred stock where the effect of those securities is dilutive. All potential dilutive common shares (approximately 34,000 shares) have been excluded from the calculation of diluted loss per share for the year ended June 30, 2005, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

                                                       INCOME/(LOSS)          SHARES           INCOME/(LOSS)
                                                        (NUMERATOR)        (DENOMINATOR)        PER SHARE
                                                      --------------      --------------     --------------
         Year ended June 30, 2005
              Basic and diluted loss per share        $   (5,743,000)         39,276,000     $        (0.15)
                                                      ==============      ==============     ==============

         YEAR ENDED JUNE 30, 2004
              Basic earnings per share:
              Net income                              $   10,016,000          30,207,000     $         0.33
         Diluted earnings per share:
              Dilutive stock options and warrants                 --             497,000                 --
              Series F preferred stock                            --             635,000                 --
                                                      --------------      --------------     --------------
              Net income plus assumed conversions     $   10,016,000          31,339,000     $         0.32
                                                      ==============      ==============     ==============

INCOME TAXES
------------

         The Company accounts for income taxes in accordance with the liability method for financial accounting and reporting purposes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations:

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         Stock-based awards to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and Emerging Issues Task Force ("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

         The Company has adopted the disclosure-only provisions of SFAS No. 123,. The Company in its financial statements applies Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended June 30:

                                                               2005                 2004
                                                        ------------------   -------------------
         Net (loss) income as reported                  $      (5,743,000)   $       10,016,000
               Total stock-based employee compensation
                   expense determined under fair-value-
                   based method for all awards, net
                   of tax-related effects                        (693,000)             (890,000)
                                                        ------------------   -------------------
               Pro forma net (loss) income              $      (6,436,000)   $        9,126,000
                                                        ==================   ===================
         Net (loss) income per share, basic:
               As reported                              $           (0.15)   $             0.33
                                                        ==================   ===================
               Pro forma                                $           (0.16)   $             0.30
                                                        ==================   ===================
         Net (loss) income per share, diluted:
               As reported                              $           (0.15)   $             0.32
                                                        ==================   ===================
               Pro forma                                $           (0.16)   $             0.29
                                                        ==================   ===================

         The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for 2005 and 2004 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2004, respectively: risk-free interest rate range of 3.3% to 4.3% and 1.7% to 4.6%; dividend yield of 0% for both years; volatility factor of 365% and 139%; and a weighted-average expected term of 7 years for both years. The estimated weighted average fair value at grant date for the options granted during 2005 and 2004 was $0.29 and $0.26 per option, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in fiscal 2007. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for the exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have a material impact on our financial statements.

         Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

COMPREHENSIVE INCOME (LOSS)
---------------------------

         The Company did not have any items of comprehensive income (loss) during the years ended June 30, 2005 and 2004.

     2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET
-----------------------------------

         Property, plant and equipment consist of the following at June 30, 2005:

         Furniture, fixtures and equipment                   $          186,000
         Leasehold improvements                                       2,628,000
                                                             ------------------
                                                                      2,814,000
         Less accumulated depreciation and amortization              (2,720,000)
                                                             ------------------
                                                             $           94,000
                                                             ==================


ACCRUED EXPENSES
----------------

         Accrued expenses consist of the following at June 30, 2005:

         Accrued lawsuit judgment award (See Note 9)            $     1,514,000
         Payable to reacquire technology rights (See Note 5)            520,000
         Payroll and related expenses                                    93,000
         Rent and related operating expenses                             77,000
         Other                                                           33,000
                                                                ---------------
                                                                $     2,237,000
                                                                ===============


OTHER LIABILITIES
-----------------

         Other liabilities consist of approximately $1.3 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any (see Note 4). In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

3.  PFC THERAPEUTICS, LLC

         In May 2000, Alliance and Baxter Healthcare Corporation ("Baxter") entered into the joint venture PFC Therapeutics for the development, manufacture, marketing, sales and distribution of OXYGENT in Europe and North America. PFC Therapeutics has had no operating activity (except the purchase of the prepaid royalty of $10 million from Alliance in 2000) since inception of the joint venture.

         In June 2003, Alliance acquired Baxter's 50% interest in PFC Therapeutics in exchange for contingent payments to Baxter based on the future commercial sales of OXYGENT and other products. The fee to Baxter is 2% of all of Alliance's or PFC Therapeutics' future gross sales, if any, of the products, with a maximum fee of $30 million. In accordance with SFAS No. 141, "BUSINESS COMBINATIONS," the Company has not recorded the value of the potential consideration to be issued to Baxter for Baxter's ownership interest in PFC Therapeutics as the future payments are contingent on future commercial sales of an undeveloped product.

         In June 2003, Alliance and certain of its creditors entered into an agreement (the "Participation Agreement"), which, among other things, granted each creditor an ownership interest in the OXYGENT Business (as defined in the Participation Agreement). In April 2004, Alliance agreed to issue these creditors warrants to purchase an aggregate of 5,715,000 shares of Alliance's common stock. The warrants have an exercise price of $0.35, vested upon grant and expire in December 2006. In exchange for the issuance of the warrants, these creditors agreed to assign all of their rights under the Participation Agreement to Alliance. The fair value of the warrants issued as determined using the Black-Scholes pricing model was approximately $2.3 million as recorded in fiscal year 2004. The total ownership interest the creditors assigned back to Alliance was 11.2% during fiscal year 2004.

         On April 5, 2004, PFC Therapeutics, and Nycomed Denmark ApS ("Nycomed") signed a collaboration agreement for Nycomed to develop and commercialize OXYGENT in Europe (the "Nycomed Agreement"). Under the terms of the agreement, Nycomed was to be responsible for the remaining clinical and regulatory development, and future marketing of OXYGENT within a broad European territory. On July 2, 2004, Nycomed notified Alliance that it was terminating the agreement effective August 16, 2004. Therefore, the rights to OXYGENT in Europe reverted back to PFC Therapeutics.

         On April 19, 2004, PFC Therapeutics and Il Yang Pharm. Co., Ltd. ("Il Yang"), a leading South Korean pharmaceutical research and development and marketing company, signed a licensing, development and marketing agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea (the "Il Yang Agreement"). Under terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"),, one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2005.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier study. The Company anticipates that the "proof of concept" study will be completed in the first half of calendar 2006. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial described above.

         On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2005. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

4.  SALE OF IMAGENT(R) ASSETS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, and approximately $306,000 during the year ended June 30, 2005 related to the disposition of these assets. To date, Alliance has recorded approximately $25.9 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.6 million of Alliance's obligations, and approximately $20.6 million related to settlement agreements or Imcor's assumed obligations of Alliance. In September 2005, Alliance and Imcor entered into a global settlement agreement (see Note 10).

         The detail of items comprising the gain on disposition of IMAGENT assets for the years ended June 30, 2005 and 2004 is calculated as follows (in thousands):

                                                                            2005           2004
                                                                         ----------     ----------
         Imcor issuance of common stock to Alliance's creditors          $       --     $    3,677
         Cash payments funded by Imcor for liabilities of Alliance              128            848
         Assumption by Imcor of operating liabilities and other debt
           and settlements with vendors and creditors of Alliance               178         10,451
                                                                         ----------     ----------
         Gain on sale of assets of IMAGENT to Imcor                      $      306     $   14,976
                                                                         ==========     ==========


5.  DEBT OBLIGATIONS

PFC NOTE
--------

         On November 20, 2003, PFC Therapeutics issued a secured convertible note in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. The principal amount of the PFC Note was classified in the other liabilities section of the consolidated balance sheet at June 30, 2004. The Company had recorded imputed interest expense of $1 million based on the estimated fair value of the warrant. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company, which were issued in October 2004, valued at $1 million based on the estimated fair value on the date of issuance, and the PFC Note for a Senior Note (described below) in the principal amount of $500,000.

SENIOR NOTES PAYABLE
--------------------

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement (see Note 7). After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement.

         On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the $11 million invested in the June 2004 Private Placement (see Note 7) elected to rescind the June 2004 Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June 2004 Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors Senior Notes convertible into common stock at $0.25 per share in principal amounts equal to the amounts such investors invested in the June 2004 Private Placement.

         After giving effect to both transactions, the Company issued 880,714 shares of common stock and warrants to purchase 660,536 shares of common stock in the June 2004 Private Placement, and the Company issued Senior Notes in an aggregate principal amount of approximately $10.7 million.

         On September 24, 2004, the Company recorded a beneficial conversion feature ("BCF") charge of approximately $2.2 million (included in interest expense), based on the difference between the $0.25 conversion rate of the Senior Notes and the closing price of $0.30 of the Company's common stock on September 24, 2004. Such BCF charge includes the conversion of the $500,000 PFC Note (see above).

         The Senior Notes are due March 24, 2006, and bear interest at 6% per annum. The Senior Notes can be converted at anytime prior to the maturity date at the conversion price of $0.25. The Senior Note Purchase Agreement included certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times (the "Cash Covenant") while the Senior Notes are outstanding. The Cash Covenant ceased to apply on the date that the Company entered into a binding agreement for the joint development of OXYGENT with a Qualified Third Party. Accordingly, the agreement with Double-Crane (a "Qualified Third Party" as defined) (see Note 3) satisfied the termination requirements of the Cash Covenant; therefore, as of May 13, 2005, the restrictions related to the amount of cash and cash equivalents that the Company was required to maintain on hand in order not to be in default under the Senior Notes, as set forth in the Cash Covenant, ceased and are of no further force or effect.

         During the fiscal year ended June 30, 2005, holders of certain Senior Notes converted an aggregate of $715,000 in principal and approximately $12,000 in accrued interest into an aggregate of 2,907,295 shares of our common stock at a conversion price of $0.25 per share. At June 30, 2005, the principal and accrued interest balance approximates $10.5 million and $490,000, respectively.

ASTRAL LIABILITIES
------------------

         In December 2002, Astral entered into an exclusive license agreement with Mixture Sciences, Inc. ("Mixture Sciences") for Mixture Sciences to acquire all rights to a proprietary immunotherapy platform technology developed by Astral. Mixture Sciences provided financing to support the overhead and salaries of key employees involved with this technology for a secured position in the technology subject to a royalty-bearing license. The Company had certain rights to repurchase the technology by paying Mixture Sciences a break-up fee. In satisfaction of the break-up fee, Astral assigned two Patent Cooperation Treaty ("PCT") applications to Mixture Sciences. The Company recorded the funds received from Mixture Sciences totaling $285,000 as license revenues during the fiscal year ended June 30, 2004. On September 27, 2004, Astral and Mixture Sciences entered into an assignment agreement (the "Mixture Assignment Agreement") whereby Mixture Sciences reassigned all rights to the proprietary immunotherapy platform, including the PCT applications, back to Astral in exchange for payments of $300,000 of cash and $420,000 of stock of either Astral or Alliance, which is to be paid prior to December 31, 2005. Upon the signing of the agreement, the Company made the first cash payment of $100,000 to Mixture Sciences and made subsequent payments totaling $100,000 during the fiscal year ended June 30, 2005. The Company has recorded the remaining cash payments of $100,000 and the $420,000 of stock due as accrued expenses, which are included in the accompanying consolidated balance sheet at June 30, 2005. Subsequent to year end, the Company and Astral entered into an agreement to form a new entity for the purpose of further developing the Astral assets (see Note 10).

OTHER COMMITMENTS
-----------------

         Pursuant to a settlement agreement with a former landlord, the Company had a commitment to pay $420,000. Alliance has made payments totaling $365,000 and has included the balance due in accrued expenses in the accompanying consolidated balance sheet at June 30, 2005.

6.  PREFERRED STOCK

         In May 2000, Alliance entered into a joint venture with Baxter and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance's common stock is equal to or greater than $110 per share; or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

         The Series F Preferred Stock is convertible at the following conversion rates: 1) if Alliance's common stock price averages $110 per share over a 20-day period through May 19, 2004, the conversion price for the Series F Preferred Stock will be $110 per share; 2) if the license agreement between Alliance and PFC Therapeutics is terminated, the conversion price will not be less than $50 per share; or 3) if the events discussed above do not occur, the conversion price will be based on the market value of Alliance's common stock at the time of conversion, subject to "Certain Limitations."

         In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, the conversion price of the Series F Preferred Stock to common stock is fixed at $50 per common share. Based on this conversion price, the outstanding shares of Series F Preferred Stock are convertible into 635,000 shares of common stock. The Company has accounted for the Series F Preferred Stock as a component of stockholders' equity.

7.  STOCKHOLDERS' DEFICIT

JUNE 2004 PRIVATE PLACEMENT
---------------------------

         In June 2004, the Company completed its June 2004 Private Placement, a private placement of 31,427,137 shares of its common stock for aggregate gross proceeds of $11 million. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10 million. In connection with this transaction, the Company also issued five-year warrants to purchase an additional 23,570,357 shares of its common stock at an exercise price of $0.50 per share. The Company also issued warrants to the placement agent to purchase 1,571,357 shares of its common stock. Pursuant to the terms of the registration rights agreements entered into in connection with the June 2004 Private Placement, the Company was required to pay a cash penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agent's warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 3.4%, the contractual life of 5 years and volatility of 139%. In accordance with EITF No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN COMMON STOCK", the estimated fair value in the amount of $7.9 million was recorded as a liability, with an offsetting charge to additional paid-in capital. The warrant liability was reclassified to additional paid-in capital as of September 30, 2004, the date of effectiveness of the registration statement, which is the date the potential for a cash penalty ceased.

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement, which resulted in the return of 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million and the issuance of Senior Notes (see Note 5) in the same amount.

STOCK OPTION PLANS
------------------

         The Company has a 1983 Incentive Stock Option Plan (the "1983 Plan"), a 1983 Non-Qualified Stock Option Program (the "1983 Program"), a 1991 Stock Option Plan, a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the "1991 Plan", the "2000 Plan" and the "2001 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 500,000, 2,500,000, 8,300,000, 2,100,000 and 6,000,000 shares under the 1983
Plan, 1983 Program, 1991 Plan, 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years (five years under the 1983 Plan), are determined by the Compensation Committee of the Board of Directors. The 1983 Plan, the 1983 Program and the 1991 Plan have expired and no additional options may be granted under such plans.

         The following table summarizes stock option activity under all plans for the two years ended June 30, 2005:

                                                                                           Weighted
                                                                         Shares          Average Price
                                                                     -------------     ----------------
         Balance at June 30, 2003                                       1,154,657         $   24.25
                                         Granted                          724,000         $    0.28
                                         Exercised                        (15,500)        $    0.38
                                         Terminated/Expired              (262,674)        $   25.72
                                                                     -------------
         Balance at June 30, 2004                                       1,600,483         $   13.36
                                         Granted                        1,617,500         $    0.29
                                         Terminated/Expired              (368,765)        $   11.17
                                                                     -------------
         Balance at June 30, 2005                                       2,849,218         $    6.22
                                                                     =============

         Available for future grant under the 2000 Plan                    32,000
         Available for future grant under the 2001 Plan                 4,068,510
                                                                     -------------
                                                                        4,100,510
                                                                     =============

         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2005:

                                                                 Weighted
                                                    Weighted      Average                        Weighted
                                                    Average      Remaining                       Average
            Range of Exercise           Number      Exercise    Contractual        Number        Exercise
                 Prices              Outstanding      Price        Life          Exercisable      Price
           -----------------------------------------------------------------------------------------------
              $0.15 - $0.25             248,500       $0.17      8.20 years          131,000       $0.17
                  $0.29               1,610,000       $0.29      9.54 years          715,000       $0.29
              $0.30 - $0.44             330,000       $0.40      8.88 years          325,625       $0.41
              $3.10 - $4.90             242,500       $3.14      6.35 years          227,275       $3.15
             $13.75 - $38.75            235,958      $22.70      4.58 years          235,958      $22.70
            $43.125 - $81.875           182,260      $60.19      2.76 years          170,740      $59.89
                                 ---------------                              ---------------
                                      2,849,218       $6.22      8.23 years        1,805,598       $9.23
                                 ===============                              ===============

WARRANTS
--------

         At June 30, 2005, the Company had warrants outstanding to purchase 14,237,619 shares of common stock at prices ranging from $0.25 to $0.50 per share. The warrants expire on various dates from October 2006 through June 2009.

         The following table summarizes common shares reserved for issuance at June 30, 2005 on exercise or conversion of:

         Series F convertible preferred stock                           635,000
         Common stock options                                         6,949,728
         Common stock warrants                                       14,237,619
                                                                 ---------------
         Total common shares reserved for issuance                   21,822,347
                                                                 ===============

8.  INCOME TAXES

         No provision for income taxes was recorded for the years ended June 30, 2005 and 2004 due to the significant net operating loss carryforwards.

         The significant components of the Company's deferred tax assets as of June 30, 2005 are shown below. A valuation allowance of $233 million, of which $3 million is related to the year ended June 30, 2005, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

         Deferred tax assets consist of the following:


         Net operating loss carryforwards                         $ 187,420,000
         Research and development credits                            27,000,000
         Capitalized research expense                                17,902,000
         Other - net                                                    977,000
                                                                  -------------
         Total deferred tax assets                                $ 233,299,000
         Valuation allowance for deferred tax assets               (233,299,000)
                                                                  -------------
         Net deferred tax assets                                  $          --
                                                                  =============


         Approximately $4 million of the valuation allowance for deferred tax assets relates to stock option deductions, which, if recognized, will be allocated to contributed capital.

         At June 30, 2005, the Company had federal and various state net operating loss carryforwards of approximately $518 million and $70 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. No federal tax loss carryforwards expired in fiscal 2005; however, carryforwards will continue to expire (beginning in fiscal 2009) unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $21 million and $9 million, respectively. No federal research and development tax credit carryforwards expired in fiscal 2005; however, carryforwards will continue to expire (beginning in fiscal 2009) unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50%; therefore, a significant portion will expire prior to being fully utilized.

9.  COMMITMENTS AND CONTINGENCIES

LEASES
------

         The Company leases the facilities in which it operates under certain operating leases. Payments for the office facilities approximate $10,000 per month and expire through September 2006.

         Rental expense for operating leases approximated $95,000 and $77,000 for the years ended June 30, 2005 and 2004, respectively. Estimated rental obligations under such leases are $120,000 for fiscal 2006 and $30,000 for fiscal 2007.

LITIGATION
----------

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court now has ruled that HUB is entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. California law awards post-judgment interest at 10% simple per annum. Both HUB and Alliance have filed Notices of Appeal. Alliance has accrued approximately $1.5 million related to the HUB lawsuit and remitted $779,000 of the $2.3 million judgment in the form of a security deposit.

         On June 13, 2003, Alliance and Imcor jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") in the U.S. District Court for the District of New Jersey, Civil Action No. 03-2853 (the "Amersham Litigation"). The lawsuit alleged that (1) through the sale of Amersham's OPTISON product, Amersham and its related entities infringed on eight patents acquired from Alliance by Imcor through its purchase of the IMAGENT assets; (2) Alliance and Imcor did not infringe any Amersham patent; (3) Amersham misappropriated confidential trade secrets from Imcor (then Alliance) when Amersham (then Nycomed) was negotiating a marketing agreement for IMAGENT; and (4) Amersham was in violation of U.S. Antitrust laws. Alliance and Imcor were seeking damages and injunctive relief against Amersham. Amersham counterclaimed for infringement of 12 of its patents and brought counterclaims against Alliance and our subsidiary MBI asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. Imcor paid all costs in this lawsuit, including attorney fees and Alliance had little financial risk in the lawsuit. In September 2005, all parties agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

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

         On February 23, 2001, a lawsuit was filed against the Company and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and others. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, allege that our registration statement filed in connection with the acquisition of MBI contains misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs are seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against Alliance and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. The parties participated in a mediation in December 2004. The mediation did not result in a settlement, but discussions are continuing. A trial date was continued to October 17, 2005 in the lawsuit. Alliance believes that the lawsuit is completely without merit; however, we do not know if Alliance will ultimately prevail or if the outcome of the action will harm the Company's business, financial position or results of operations.

INDEMNIFICATION OBLIGATIONS
---------------------------

         The Company has undertaken certain indemnification obligations pursuant to which it may be required to make payments to an indemnified party in relation to certain transactions. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of New York. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has agreed to indemnify lenders, sellers and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of certain of these indemnification obligations does not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheet.

10.  SUBSEQUENT EVENTS (UNAUDITED)

         In September 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligation under the IMAGENT Asset Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement, and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset.

         On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell has assumed Astral's obligations as described above under the Mixture Assignment Agreement. In total, the Company transferred approximately $719,000 of net liabilities to Astral Therapeutics in exchange for 490,000 shares of common stock of Astral Therapeutics.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's 2005 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-KSB.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers of the Company:

         DUANE J. ROTH. Mr. Roth, who is 55, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals, and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products.

         JOHN E. WURST. Mr. Wurst, who is 39, has served as our corporate Secretary and General Counsel since March 2004. He has been an employee of ours since 1999. Mr. Wurst received his J.D. from Creighton University School of Law and an L.L.M. in Intellectual Property from the George Washington University School of Law.

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

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning "Executive Compensation" is incorporated by reference to the section labeled "Executive Compensation" that the Company intends to include in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" that the Company intends to include in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning "Certain Relationships and Related Transactions" is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" that the Company intends to include in the Proxy Statement.

ITEM 13. EXHIBITS

         (a)         Index to Exhibits

 EXHIBIT       DESCRIPTION
 -------       -----------

   3.1 Restated Certificate of Incorporation of the Company, filed on May 7, 2001 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001 (the "March 2001 10-Q")).

   3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated October 18, 2001).

   3.3 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

   4.1         Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4 of the Company's registration statement on Form S-2 dated April 19, 1989 (File No. 033-28259)).

   4.2 Form of Warrant issued on June 8, 2004, to certain investors and Roth Capital Partners, LLC (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

   4.3 Warrant issued to SDS Merchant Fund L.P. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

   4.4 Warrant issued to Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

   4.5 Warrant issued to Brown Simpson Partners I, Ltd. (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

   4.6 Form of Senior Convertible Promissory Note (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

   10.1 Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
               1994). #

   10.2 License Agreement dated September 23, 1997, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 2(a) of the Company's Report on Form 8-K/A filed on February 27,
               1998).

   10.3 First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 1998.)

   10.4 Split Dollar Life Insurance Agreement between the Company and Duane J. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1999 (the "September 1999 10-Q")). #

   10.5 Collateral Assignment of Life Insurance Policy between the Company and Duane J. Roth dated November 25, 1998 (incorporated by reference to Exhibit 10(b) of the September 1999 10-Q). #

   10.6 Eleventh Amendment to Lease Agreement dated September 1, 1999, between the Company and HUB Properties Trust (incorporated by reference to Exhibit 10(e) of the September 1999 10-Q).

   10.7 Asset Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated October 4, 1999 (incorporated by reference to
               Exhibit 2(a) of the Company's Report on Form 8-K dated November 4, 1999 (the "November 1999 8-K")).

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

  10.12 Alliance Common Stock Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated November 4, 1999 (incorporated by reference to Exhibit 2(f) of the November 1999 8-K)

  10.13 Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

  10.14 Form of 5% Subordinated Convertible Debenture dated February 11, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated February 11, 2000 (the "February 2000 8-K")).

  10.15 Form of Securities Purchase Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.2 of the February 2000 8-K).

  10.16 Form of Registration Rights Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.3 of the February 2000 8-K).

  10.17 Form of 5% Subordinated Convertible Debenture dated August 22, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated August 22, 2000 (the "August 2000 8-K")).

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

  10.21 Marketing and Distribution Agreement executed May 19, 2000, effective June 1, 2000, between the Company, Baxter Healthcare Corporation and PFC Therapeutics, LLC (incorporated by reference to Exhibit 10(qq) of the 2000 10-K).

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

  10.31 Amendment No. 2 to the License Agreement dated as of September 23, 1997, between the Company and Schering Aktiengesellschaft (incorporated by reference to Exhibit 10(a) of the December 2000 10-Q).

  10.32 1991 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")). #

  10.33 2000 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(d) of the March 2001 10-Q). #

  10.34 2001 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(e) of the March 2001 10-Q). #

  10.35 Form of Option Agreement dated June 22, 2001, between the Registrant and certain holders of Series B Preferred Stock of Metracor Technologies, Inc. (incorporated by reference to Exhibit
               4.1 of the Company's Report on Form 8-K dated June 22, 2001).

  10.36 Consulting Agreement dated July 31, 2001, between the Company and Harold W. DeLong. (incorporated by reference to Exhibit 10(hhh) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K")).

  10.37 Agreement and Plan of Merger dated as of October 11, 2000, by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit
               2.1 to Company's registration statement on Form S-4, filed on November 9, 2000).

  10.38 Letter Agreement dated as of May 1, 2001, between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

  10.39 Term Sheet dated August 1, 2001, between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to
               Exhibit 10(jjj) of the 2001 10-K).

  10.40 Third Amendment to OPTISON Products Rights Agreement dated as of August 6, 2001, between the Company, Molecular Biosystems, Inc. and Mallinckrodt Inc. (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

  10.41 Form of Amendment to the 1991, 2000 and 2001 Stock Option Plans of the Company adopted May 8, 2001 (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).

  10.42 Form of Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated October 31, 2001 (the "October 2001 8-K")).

  10.43 Form of Registration Rights Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K).

  10.44 Form of Warrant dated October 30, 2001 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K).

  10.45 Supplemental Agreement dated March 15, 2002, between the Company and Inhale Therapeutic Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 15,
               2001). (1)

  10.46 Form of Contribution Agreement dated October 23, 2001 (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K dated November 30, 2001).

  10.47 Amended and Restated License Agreement dated as of February 22, 2002, between the Company and Schering Aktiengesellschaft (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (the "March 2002 10-Q")).

  10.48 Agreement dated as of February 28, 2002, between the Company and RedKey, Inc., dba Cardinal Health Sales and Marketing Services (incorporated by reference to Exhibit 10(a) of the March 2002 10-Q).

  10.49 Form of Purchase Agreement dated October 4, 2002 (incorporated by reference to Exhibit 99.1 of the October 4, 2001 8-K (the "October 2001 8-K")).

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

  10.58 Form of Asset Purchase Agreement dated June 10, 2003 (incorporated by reference to Exhibit 2.1 of the June 20, 2003 8-K).

  10.59 License Agreement dated as of December 3, 2002, between the Company and Mixture Sciences, Inc. (incorporated by reference to
               Exhibit 10 of the February 14, 2003 10-Q).

  10.60 Asset Purchase Agreement dated June 10, 2003, by and between the Company and Photogen Technologies, Inc. (incorporated by reference to the Company's Report on Form 8-K dated June 23,
               2003).

  10.61 Guaranty and Security Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

  10.62 Warrant issued November 20, 2003, by PFC Therapeutics LLC to Technology Gateway Partnership, L.P. (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

  10.63 Secured Convertible Note dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

  10.64 Security Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

  10.65 Secured Convertible Note Purchase Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

  10.66 Assignment dated April 7, 2004, by and between the Company and Stroock & Stroock & Lavan, LLP (incorporated by reference to
               Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

  10.67 Assignment dated April 7, 2004, by and between the Company and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit
               10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

  10.68 Assignment dated April 7, 2004, by and between the Company and Brown Simpson Partners I, Ltd. (incorporated by reference to
               Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

  10.69 Licensing, Development and Marketing Agreement dated April 19, 2004, by and between PFC Therapeutics, LLC and Il Yang Pharm. Co. Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on 10-QSB for the quarter ended March 31, 2004).
               (1)

  10.70 Development, Assignment and Supply Agreement dated April 1, 2004, by and between PFC Therapeutics, LLC, and Nycomed Denmark ApS (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
               2004). (1)

  10.71 Registration Rights Agreement dated May 27, 2004, by and among the Company and certain investors (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  10.72 Securities Purchase Agreement dated May 27, 2004, by and among the Company and certain investors (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  10.73 Rescission and Settlement Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  10.74 Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  10.75 Registration Rights Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  10.76 2001 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed on January 14, 2005).

  10.77 Exclusivity Agreement dated December 22, 2004, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.77 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004). (1)

  10.78 Amendment to Exclusivity Agreement dated February 25, 2005, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.78 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

  10.79 Amendment to Supplemental Agreement dated February 7, 2005, between the Company and Nektar Therapeutics (incorporated by reference to Exhibit 10.79 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

  10.80 Development, License and Supply Agreement dated May 13, 2005, between PFC Therapeutics, LLC and Beijing Double-Crane Pharmaceutical Co., Ltd. and related License Agreement. * (1)

  14.1 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004).

  23.1         Consent of Independent Registered Public Accounting Firm.*

  23.2         Consent of Independent Registered Public Accounting Firm.*

  31.1 Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

  31.2 Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

  32.1 Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

  32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

-------------
* Filed Herewith.
# Indicates management contract or compensatory plan or arrangement.
(1) Portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the SEC.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning "Principal Accountant Fees and Services" is incorporated by reference to the section entitled "Principal Accountant Fees and Services" that the Company intends to include in the Proxy Statement.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Information concerning "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor" is incorporated by reference to the section entitled "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor" that the Company intends to include in the Proxy Statement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLIANCE PHARMACEUTICAL CORP.

                                    (Registrant)

Date:  September 28, 2005           By: /s/ Duane J. Roth
                                        ----------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


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

         .........         /s/                                   Chairman, Chief Executive Officer
-----------------------------------------------------
Duane J. Roth

         .........         /s/                                   Director
-----------------------------------------------------
Theodore D. Roth

         .........         /s/                                   Director
-----------------------------------------------------
Pedro Cuatrecasas, M.D.

         .........         /s/                                   Director
-----------------------------------------------------
Carroll O. Johnson

         .........         /s/                                   Director
-----------------------------------------------------
Stephen M. McGrath

         .........         /s/                                   Director
-----------------------------------------------------
Jean Riess, Ph.D.


                                              52