Form 10QSB
period 2005-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2005-11-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
  -----               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                          14-1644018
------------------------------------              -----------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

4660 La Jolla Village Dr, #825
San Diego, California                             92122
------------------------------------              -----------------------------
(Address of principal                             Zip Code
executive offices)

Registrant's telephone number,
including area code:                              (858) 410-5200
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

Yes   X                 No
    ----                   ----

As of November 10, 2005, Registrant had 34,829,827 shares of its Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes            No   X
                                                    ----          ----

ALLIANCE PHARMACEUTICAL CORP.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

INDEX
-----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                    3

         Condensed Consolidated Statements of Operations (unaudited)         4

         Condensed Consolidated Statements of Cash Flows (unaudited)         5

         Notes to Unaudited Condensed Consolidated Financial Statements      6


Item 2.  Management's Discussion and Analysis or Plan of Operation          15


Item 3.  Controls and Procedures                                            19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5   Other Information                                                  21

Item 6.  Exhibits                                                           21

PART I FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,
                                                                       2005
                                                                  -------------
ASSETS                                                             (UNAUDITED)
------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   6,093,000
    Other current assets                                                 54,000
                                                                  -------------
              Total current assets                                    6,147,000

PROPERTY, PLANT AND EQUIPMENT - NET                                      88,000
OTHER ASSETS - NET                                                       20,000
                                                                  -------------
                                                                  $   6,255,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $     666,000
    Accrued expenses                                                    611,000
    Deferred revenue                                                    600,000
    Senior notes payable and accrued interest                        11,124,000
                                                                  -------------
              Total current liabilities                              13,001,000

OTHER LIABILITIES                                                     1,250,000
                                                                  -------------

              Total liabilities                                      14,251,000
                                                                  -------------

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares
        authorized; Series F preferred stock - 793,750 shares
        issued and outstanding                                            8,000
    Common stock - $.01 par value; 125,000,000 shares
        authorized; 34,829,827 shares issued and outstanding            348,000
    Additional paid-in capital                                      475,574,000
    Accumulated deficit                                            (483,926,000)
                                                                  -------------
              Total stockholders' deficit                            (7,996,000)
                                                                  -------------
                                                                  $   6,255,000
                                                                  =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      2005            2004
                                                  ------------    ------------
                                                          (UNAUDITED)
REVENUES:
   Royalty, license and research                  $     24,000    $     47,000

OPERATING EXPENSES:
   Research and development                            549,000         960,000
   General and administrative                          405,000         637,000
                                                  ------------    ------------
                                                       954,000       1,597,000
                                                  ------------    ------------
LOSS FROM OPERATIONS                                  (930,000)     (1,550,000)

INVESTMENT INCOME                                       51,000          31,000
OTHER INCOME                                            82,000               -
INTEREST EXPENSE                                      (190,000)     (2,249,000)
GAIN ON DISPOSITION OF LIABILITIES                     730,000               -
GAIN ON DISPOSITION OF ASSETS                          476,000         143,000
                                                  ------------    ------------
NET INCOME (LOSS)                                 $    219,000    $ (3,625,000)
                                                  ============    ============

NET INCOME (LOSS) PER COMMON SHARE, BASIC         $       0.01    $      (0.06)
                                                  ============    ============
NET INCOME (LOSS) PER COMMON SHARE, DILUTED       $       0.01    $      (0.06)
                                                  ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC          34,830,000      57,977,000
                                                  ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED        35,465,000      57,977,000
                                                  ============    ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          2005            2004
                                                                      ------------    ------------
                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
   Net income (loss)                                                  $    219,000    $ (3,625,000)
   Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
      Depreciation and amortization                                          5,000           2,000
      Accrued interest on senior notes                                     157,000               -
      Compensatory stock options                                             5,000           2,000
      Beneficial conversion expense                                              -       2,238,000
      Gain on disposition of liabilities                                  (730,000)              -
      Gain on disposition of assets                                       (276,000)       (143,000)
      Changes in operating assets and liabilities:
         Restricted cash and other assets                                1,024,000         (19,000)
         Accounts payable and accrued expenses and other                (1,293,000)        446,000
                                                                      ------------    ------------
Net cash used in operating activities                                     (889,000)     (1,099,000)
                                                                      ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                           -          (1,000)
   Proceeds from disposition of assets                                     200,000          90,000
                                                                      ------------    ------------
Net cash provided by investing activities                                  200,000          89,000
                                                                      ------------    ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                     (689,000)     (1,010,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         6,782,000       8,429,000
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  6,093,000    $  7,419,000
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of senior convertible notes in connection
   with the cancellation of common stock and warrants                 $          -    $ 10,691,000
                                                                      ============    ============
Issuance of senior convertible note for secured convertible note      $          -    $    500,000
                                                                      ============    ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                       5

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               SEPTEMBER 30, 2005

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through September 30, 2005 and has negative working capital at that date of approximately $6.9 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company believes it has sufficient cash to fund its operations for the next 12 months. As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, will mature and the unpaid principal, together with accrued interest, shall become due and payable on March 26, 2006. In this event, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries - Molecular Biosystems, Inc. ("MBI") and Astral, Inc. ("Astral") - and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

         The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005.

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

CONCENTRATION OF CREDIT RISK
----------------------------

     Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At September 30, 2005, the Company had approximately $5.9 million in these accounts in excess of the FDIC insurance limits.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

     Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the three-month periods ended September 30, 2005 and 2004, the Company incurred research and development expenses of $549,000 and $960,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

     The carrying amount of certain of the Company's financial instruments as of September 30, 2005 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------------------

     Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants, and the conversion of convertible debt and preferred stock where the effect of those securities is dilutive. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2004, as their inclusion would be anti-dilutive. The computations for basic and diluted earnings per share are as follows:

                                                INCOME/(LOSS)      SHARES    INCOME/(LOSS)
                                                 (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                                 -----------    -----------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 2005
     Basic earnings per share:
        Net income                               $   219,000     34,830,000   $      0.01
     Diluted earnings per share:
        Dilutive stock options and warrants                               -
        Series F preferred stock                                    635,000
                                                 -----------    -----------   -----------
        Net income plus assumed conversions      $   219,000     35,465,000   $      0.01
                                                 ===========    ===========   ===========

THREE MONTHS ENDED SEPTEMBER 30, 2004
     Basic and diluted loss per share            $(3,625,000)    57,977,000   $     (0.06)
                                                 ===========    ===========   ===========

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company in its financial statements applies Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the three-month periods ended September 30, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three months ended September 30:

                                                              THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2005            2004
                                                              -------------   -------------
Net income (loss):
     As reported                                              $     219,000   $  (3,625,000)
     Total stock-based employee compensation
        expense determined under fair-value-based
        method for all awards, net of tax-related effects          (155,000)       (160,000)
                                                              -------------   -------------
     Pro forma                                                $      64,000   $  (3,785,000)
                                                              =============   =============

Net income (loss) per share, basic:
     As reported                                              $        0.01   $       (0.06)
                                                              =============   =============
     Pro forma                                                $           -   $       (0.06)
                                                              =============   =============

Net income (loss) per share, diluted:
     As reported                                              $        0.01   $       (0.06)
                                                              =============   =============
     Pro forma                                                $           -   $       (0.06)
                                                              =============   =============

     The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month periods ended September 30, 2005 and 2004 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. There were no options granted during the three-month periods ended September 30, 2005 and 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in fiscal 2007. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

     Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. PFC THERAPEUTICS, LLC

     On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The payment of the upfront license fee has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2005. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

3. SALE OF IMAGENT(R) ASSETS

     On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005 and approximately $476,000 during the three-month period ended September 30, 2005 related to the disposition of these assets. To date, Alliance has recorded approximately $26.4 million as a gain on the disposition of assets as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.8 million of Alliance's obligations, and approximately $20.9 million related to settlement agreements or Imcor's assumed obligations of Alliance.

     On September 19, 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligations under the IMAGENT Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset. In addition, the parties have agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases (see Part II, Item 1). Alliance received $200,000 as a result of the above settlement agreements (see Note 5).

     The detail of items comprising the gain on disposition of IMAGENT assets for the three months ended September 30, 2005 and 2004 is calculated as follows (in thousands):

            THREE MONTHS ENDED SEPTMEBER 30:                        2005        2004
                                                                 ---------   ---------
Cash payments funded by Imcor for liabilities of Alliance        $     200   $      90
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance               276          53

                                                                 ---------   ---------
Gain on sale of assets of IMAGENT to Imcor                       $     476   $     143
                                                                 =========   =========

4. ASTRAL, INC.

     On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral's obligations under Astral's assignment agreement with Mixture Sciences, Inc. ("Mixture Sciences"). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics' name was changed to MultiCell Immunotherapeutics, Inc. ("MCTI").

     It was determined by the Company's management that MCTI has sufficient equity or the MCTI's equity holders have adequate decision-making authority or the obligation and right as equity holders to absorb MCTI's expected losses or to receive its expected residual returns. Therefore, MCTI is not subject to FASB Interpretation No. 46 and such investment will be accounted for under the equity method.

5. DEBT OBLIGATIONS

PFC NOTE
--------

     On November 20, 2003, PFC Therapeutics issued a secured convertible note in the principal amount of $500,000 (the "PFC Note") to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company and the PFC Note for a Senior Note (described below) in the principal amount of $500,000.

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

     On September 24, 2004, the Company recorded a beneficial conversion feature ("BCF") charge of approximately $2.2 million (included in interest expense), based on the difference between the $0.25 conversion rate of the Senior Notes and the closing price of $0.30 of the Company's common stock on September 24, 2004. Such BCF charge included the conversion of the $500,000 PFC Note (see above).

     The Senior Notes are due March 24, 2006, and bear interest at 6% per annum. The Senior Notes can be converted at anytime prior to the maturity date at the conversion price of $0.25. The Senior Note Purchase Agreement included certain restrictive covenants, including, without limitation, a covenant that the Company maintain at least $5.5 million in cash or cash equivalents on hand at all times (the "Cash Covenant") while the Senior Notes are outstanding. The Cash Covenant ceased to apply on the date that the Company entered into a binding agreement for the joint development of OXYGENT with a Qualified Third Party. Accordingly, the agreement with Double-Crane (a "Qualified Third Party" as defined) (see Note 2) satisfied the termination requirements of the Cash Covenant; therefore, as of May 13, 2005, the restrictions related to the amount of cash and cash equivalents that the Company was required to maintain on hand in order not to be in default under the Senior Notes, as set forth in the Cash Covenant, ceased and are of no further force or effect.

     No Senior Notes were converted during the current quarter. At September 30, 2005, the principal and accrued interest balances approximate $10.5 million and $648,000, respectively.

OTHER COMMITMENTS
-----------------

     Pursuant to a settlement agreement with a former landlord, the Company had a commitment to pay $420,000 to such landlord. As of September 30, 2005, Alliance has made payments totaling $420,000 in full satisfaction of the settlement agreement.

     On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex Corporation, Immune Complex, LLC (collectively "Immune Complex"), and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court now has ruled that HUB is entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. California law awards post-judgment interest at 10% simple per annum. Both HUB and Alliance have filed Notices of Appeal. Alliance remitted $779,000 of the $2.3 million judgment in the form of a security deposit. In September, per the controlled bank account agreement, HUB withdrew the $1 million security amount plus approximately $10,000 in interest in partial satisfaction of the judgment award. The award balance of approximately $536,000 is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2005.

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

INDEMNIFICATION OBLIGATIONS
---------------------------

     The Company has undertaken certain indemnification obligations pursuant to which it may be required to make payments to an indemnified party in relation to certain transactions. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of New York. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has agreed to indemnify lenders, sellers and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of certain of these indemnification obligations does not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying unaudited condensed consolidated balance sheet.

6. EQUITY

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

STOCK OPTIONS
-------------

     There were no stock options granted during the three months ended September 30, 2005.

7. SUBSEQUENT EVENTS

     On November 3, 2005, the U.S. District Court for the Southern District of New York preliminarily approved a settlement reached in connection with a lawsuit filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders on February 23, 2001. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits alleged that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs were seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. A hearing for final approval of the settlement, which will be funded by our insurers, has been scheduled for February 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to the Company's fiscal years ended June 30.)

PLAN OF OPERATION
-----------------

     Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of September 30, 2005, have an accumulated deficit of $483.9 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

FORWARD-LOOKING INFORMATION
---------------------------

     Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the Securities and Exchange Commission from time to time, including the Company's most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled, "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB.

RESEARCH AND DEVELOPMENT
------------------------

     For the three months ended September 30, 2005 and 2004, we incurred research and development expenses of $486,000 and $145,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $157.4 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

     Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the three months ended September 30, 2005 and 2004, Astral incurred research and development expenses of $63,000, and $815,000 largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences in 2004, respectively. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell. (See Note 4.)

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

     Our revenue decreased approximately 50% to $24,000 for the three months ended September 30, 2005, compared to $47,000 for the three months ended September 30, 2004. The revenue for both quarters consisted of royalties from products other than IMAGENT.

     Research and development expenses decreased by $411,000, or 43%, to $549,000 for the three months ended September 30, 2005, compared to $960,000 for the three months ended September 30, 2004. The decrease in research and development expenses was primarily due to the recording of $720,000 of nonrecurring Astral expense in last year's period, partially offset by an increase of $341,000 in research and development expenses due to certain OXYGENT development activities during the current period.

     General and administrative expenses decreased by $232,000, or 36%, to $405,000 for the three months ended September 30, 2005, compared to $637,000 for the three months ended September 30, 2004. The decrease in general and administrative expenses was primarily due to a decrease of $215,000 in legal and accounting fees.

     For the three months ended September 30, 2005, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement (see Note 4) and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the IMAGENT asset sale transaction. For the three months ended September 30, 2004, we recorded a gain of $143,000, resulting from the recording of payments of $90,000 from Imcor to fund our obligations, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $53,000 during the period.

     Investment income increased by $20,000 to $51,000 for the three months ended September 30, 2005, compared to $31,000 for the three months ended September 30, 2004. The increase was primarily a result of higher cash balances during the period.

     Interest expense was $190,000 for the three months ended September 30, 2005, compared to $2.2 million interest expense for the three months ended March 31, 2004. The expense for the current period was primarily the result of recording accrued interest on the Senior Notes. The expense for the prior period was primarily the result of the BCF recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to September 30, 2005, we had received $243 million in net proceeds from sales of our equity securities, $260.5 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.4 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

     At September 30, 2005, we had approximately $6.1 million in cash, cash equivalents and investment securities compared to $6.8 million at June 30, 2005. The decrease resulted primarily from net cash used in operations of $889,000, partially offset by $200,000 received from Imcor to fund payments to vendors. At September 30, 2005, we had a working capital deficit of $6.9 million, compared to working capital deficit of $8.1 million at June 30, 2005. The deficit decrease was principally due to the partial payment of the HUB litigation award, assumption of certain liabilities by MultiCell per the Astral Agreement (see
Note 4) and settlements with various vendors. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

     Net cash used in operating activities totaled $889,000 for the three months ended September 30, 2005, compared to $1.1 million for the three months ended September 30, 2004. The decrease in net cash used in operating activities during the three months ended September 30, 2005 was primarily due to a decrease in general and administrative payments, primarily a decrease in professional fees that resulted from the June 2004 Private Placement rescission during the prior period, and a decrease in research and development payments, primarily paid in connection with certain Astral expenses during the prior period, partially offset by an increase in Oxygent-related payments during the current period.

     Net cash provided by investing activities totaled $200,000 for the three months ended September 30, 2005, due to proceeds received from Imcor to fund payments to vendors. Net cash provided by investing activities totaled $89,000 for the three months ended September 30, 2004, primarily due to proceeds from Imcor of $90,000.

     At September 30, 2005, the following approximate debt obligations were outstanding:

     (a) $666,000 owed to various vendors;
     (b) $611,000 in accrued expenses, primarily consisting of $536,000 balance due to HUB (see "Part II Other Information: Item 1. Legal Proceedings") and $75,000 in payroll and other expenses;
     (c) $11.1 million in Senior Notes, including $648,000 in accrued interest;
     (d) $1.25 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

     If the holders of our Senior Notes do not demand repayment in March 2006, we believe we have working capital to fund our operations for the next 12 months; however, we do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment in March 2006, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through September 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

WHERE YOU CAN FIND MORE INFORMATION
-----------------------------------

     We are subject to the informational requirements of the Securities Exchange Act and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding registrants, like us, which file electronically with the Commission.

     We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Dr., Suite 825, San Diego, California 92122, and our telephone number is (858) 410-5200.

     Our common stock is traded on the OTCBB under the symbol "ALLP.OB."

CRITICAL ACCOUNTING POLICIES
----------------------------

     There were no significant changes in critical accounting policies or estimates from those at June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

     On July 2, 2003, HUB filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post- judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court now has ruled that HUB is entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. California law awards post-judgment interest at 10% simple per annum. Both HUB and Alliance have filed Notices of Appeal. Alliance remitted $779,000 of the $2.3 million judgment in the form of a security deposit. In September, per the controlled bank account agreement, HUB withdrew the $1 million security amount plus approximately $10,000 in interest in partial satisfaction of the judgment award. The award balance of approximately $536,000 is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2005.

     On June 13, 2003, Alliance and Imcor jointly brought a patent infringement action against Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") in the U.S. District Court for the District of New Jersey, Civil Action No. 03-2853 (the "Amersham Litigation"). The lawsuit alleged that (1) through the sale of Amersham's OPTISON product, Amersham and its related entities infringed on eight patents acquired from Alliance by Imcor through its purchase of the IMAGENT assets; (2) Alliance and Imcor did not infringe any Amersham patent; (3) Amersham misappropriated confidential trade secrets from Imcor (then Alliance) when Amersham (then Nycomed) was negotiating a marketing agreement for IMAGENT; and (4) Amersham was in violation of U.S. Antitrust laws. Alliance and Imcor were seeking damages and injunctive relief against Amersham. Amersham counterclaimed for infringement of 12 of its patents and brought counterclaims against Alliance and our subsidiary MBI asserting breach of contract, breach of good faith and fair dealing, and tortious interference with contractual relations. Imcor paid all costs in this lawsuit, including attorney fees and Alliance had little financial risk in the lawsuit. In September 2005, all parties agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, alleged that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs were seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. On November 3, 2005, the Court preliminarily approved a settlement reached by the parties, which will be funded by our insurers. A hearing for final approval of the settlement has been scheduled for February 15, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

32.1 Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (S18 U.S.C. Section 1350). *

---------------
*  Filed Herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALLIANCE PHARMACEUTICAL CORP.
                                 (Registrant)

Date: November 14, 2005          By: /s/ Duane J. Roth
                                     ----------------------------------------
                                         Duane J. Roth
                                         Chairman and Chief Executive Officer

                                 By: /s/ Edward C. Hall
                                     ----------------------------------------
                                         Edward C. Hall
                                         Chief Financial Officer