Form 10QSB
period 2005-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2006-02-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                    14-1644018
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification Number)

4660 La Jolla Village Dr, #825
San Diego, California                       92122
-----------------------------------         ------------------------------------
(Address of principal                       Zip Code
executive offices)

Registrant's telephone number,
including area code:                        (858) 410-5200
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
Yes       X                                    No
    -------------                                 -----------

Indicate by a check whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes                                            No      X
    -------------                                 -----------

As of February 9, 2006, Registrant had 34,829,827 shares of its Common Stock, $.01 par value, outstanding.
Transitional Small Business Disclosure Format:    Yes               No   X
                                                      -----            -----

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------


INDEX
-----
                                                                        Page No.
                                                                        --------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                     3

         Condensed Consolidated Statements of Operations (unaudited)          4

         Condensed Consolidated Statements of Cash Flows (unaudited)          5

         Notes to Unaudited Condensed Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis or Plan of Operation           15


Item 3.  Controls and Procedures                                             20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5   Other Information                                                   22

Item 6.  Exhibits                                                            22

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                   DECEMBER 31,
                                                                       2005
                                                                  -------------
ASSETS                                                             (UNAUDITED)
------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   5,126,000
    Other current assets                                                 29,000
                                                                  -------------
              Total current assets                                    5,155,000

PROPERTY, PLANT AND EQUIPMENT - NET                                      87,000
OTHER ASSETS - NET                                                       10,000
                                                                  -------------
                                                                  $   5,252,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $     455,000
    Accrued expenses                                                    150,000
    Deferred revenue                                                    600,000
    Senior notes payable and accrued interest                        11,281,000
                                                                  -------------
              Total current liabilities                              12,486,000

OTHER LIABILITIES                                                     1,250,000
                                                                  -------------

              Total liabilities                                      13,736,000
                                                                  -------------

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares
         authorized; Series F preferred stock - 793,750
         shares issued and outstanding                                    8,000
    Common stock - $.01 par value; 125,000,000 shares
         authorized; 34,829,827 shares issued and outstanding           348,000
    Additional paid-in capital                                      475,588,000
    Accumulated deficit                                            (484,428,000)
                                                                  -------------
              Total stockholders' deficit                            (8,484,000)
                                                                  -------------
                                                                  $   5,252,000
                                                                  =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                DECEMBER 31,                    DECEMBER 31,
                                            2005           2004             2005             2004
                                        ------------    ------------    ------------    ------------
                                                (UNAUDITED)                     (UNAUDITED)
REVENUES:
   Royalty, license and research        $     53,000    $     25,000    $     77,000    $     72,000

OPERATING EXPENSES:
   Research and development                  287,000         239,000         836,000       1,199,000
   General and administrative                195,000         569,000         600,000       1,206,000
                                        ------------    ------------    ------------    ------------
                                             482,000         808,000       1,436,000       2,405,000
                                        ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                        (429,000)       (783,000)     (1,359,000)     (2,333,000)

INVESTMENT INCOME                             52,000          34,000         102,000          65,000
OTHER INCOME                                      --          10,000          82,000          10,000
INTEREST EXPENSE                            (125,000)       (160,000)       (314,000)     (2,409,000)
GAIN ON DISPOSITION OF LIABILITIES                --              --         730,000              --
GAIN ON DISPOSITION OF ASSETS                     --         116,000         476,000         259,000
                                        ------------    ------------    ------------    ------------
NET LOSS                                $   (502,000)   $   (783,000)   $   (283,000)   $ (4,408,000)
                                        ============    ============    ============    ============

NET LOSS PER COMMON SHARE,
                    BASIC AND DILUTED   $      (0.01)   $      (0.02)   $      (0.01)   $      (0.10)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
                    BASIC AND DILUTED     34,830,000      31,787,000      34,830,000      44,632,000
                                        ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               4

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                                      $   (283,000)   $ (4,408,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    10,000           5,000
      Accrued interest on senior notes                                                314,000         170,000
      Compensatory stock options                                                       19,000           2,000
      Beneficial conversion expense                                                        --       2,238,000
      Gain on disposition of liabilities                                             (730,000)             --
      Gain on disposition of assets                                                  (476,000)       (259,000)
      Changes in operating assets and liabilities:
         Restricted cash and other assets                                           1,059,000          25,000
         Accounts payable and accrued expenses and other                           (1,766,000)          5,000
                                                                                 ------------    ------------
Net cash used in operating activities                                              (1,853,000)     (2,222,000)
                                                                                 ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (3,000)         (1,000)
   Proceeds from disposition of assets                                                200,000          90,000
                                                                                 ------------    ------------
Net cash provided by investing activities                                             197,000          89,000
                                                                                 ------------    ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,656,000)     (2,133,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,782,000       8,429,000
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  5,126,000    $  6,296,000
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for cancellation of warrant                 $         --    $     25,000
                                                                                 ============    ============
Issuance of senior convertible notes for common stock                            $         --    $ 10,692,000
                                                                                 ============    ============
Issuance of senior convertible notes for secured convertible note                $         --    $    500,000
                                                                                 ============    ============
Reclassification of warrant liability                                            $         --    $  7,942,000
                                                                                 ============    ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through December 31, 2005 and has negative working capital at that date of approximately $7.3 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, will mature and the unpaid principal, together with accrued interest, shall become due and payable on March 26, 2006. If the holders of the Senior Notes do not demand repayment in March 2006, the Company believes it has capital to fund operations for the next 12 months; however, it does not have the resources to repay the Senior Notes. If the holders of the Senior Notes demand repayment in March 2006, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries - Molecular Biosystems, Inc. ("MBI") and Astral, Inc. ("Astral") (until September 6, 2005) - and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

         The condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations for the three months and six months ended December 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended December 31, 2005 and 2004 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

CONCENTRATION OF CREDIT RISK
----------------------------

         Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At December 31, 2005, the Company had approximately $5 million in these accounts in excess of the FDIC insurance limits.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the six-month periods ended December 31, 2005 and 2004, the Company incurred research and development expenses of $836,000 and $1.2 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of December 31, 2005 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE
----------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months and six months ended December 31, 2005 and 2004, as their inclusion would be anti-dilutive.

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

         The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company in its financial statements applies Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its stock option plans and, accordingly, no employee stock-based compensation cost has been recognized for stock options in the three-month and six-month periods ended December 31, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the three months and six months ended December 31:

                                   THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED      SIX MONTHS ENDED
                                      DECEMBER 31,          DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
                                          2005                  2004                 2005                  2004
                                    ----------------     -----------------     -----------------     -----------------
Net loss:
     As reported                    $      (502,000)     $       (783,000)     $       (283,000)     $     (4,408,000)
     Fair value of stock-based
        employee compensation               (78,000)             (157,000)             (233,000)             (317,000)
                                    ----------------     -----------------     -----------------     -----------------
     Pro forma                      $      (580,000)     $       (940,000)     $       (516,000)     $     (4,725,000)
                                    ================     =================     =================     =================

Net loss per share, basic and diluted
     As reported                    $         (0.01)     $          (0.02)     $          (0.01)     $          (0.10)
                                    ================     =================     =================     =================
     Pro forma                      $         (0.02)     $          (0.03)     $          (0.01)     $          (0.11)
                                    ================     =================     =================     =================

         The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and six-month periods ended December 31, 2005 and 2004 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. The estimated weighted average fair value at grant date for the options granted during the periods ended December 31, 2005 and 2004 was $0.11 and $0.24 per option, respectively.

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

2.  PFC THERAPEUTICS, LLC

         On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The payment of the upfront license fee has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at December 31, 2005. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

3.  SALE OF IMAGENT(R) ASSETS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005 and approximately $476,000 during the six-month period ended December 31, 2005 related to the disposition of these assets. To date, Alliance has recorded approximately $26.4 million as a gain on the disposition of assets as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.8 million of Alliance's obligations, and approximately $20.9 million related to settlement agreements or Imcor's assumed obligations of Alliance.

         On September 19, 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligations under the IMAGENT Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset. In addition, the parties have agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases (see Part II, Item 1). Alliance received $200,000 as a result of the above settlement agreements during the quarter ended September 30, 2005.

         The detail of items comprising the gain on disposition of IMAGENT assets for the six months ended December 31, 2005 and 2004 is calculated as follows (in thousands):

                    SIX MONTHS ENDED DECEMBER 31:               2005       2004
                                                               ------     ------

Cash payments funded by Imcor for liabilities of Alliance      $  200     $   90
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance          276        169

                                                               ------     ------
Gain on sale of assets of IMAGENT to Imcor                     $  476     $  259
                                                               ======     ======

4.  ASTRAL, INC.

         On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 over the next year pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral's obligations under Astral's assignment agreement with Mixture Sciences, Inc. ("Mixture Sciences"). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities in the quarter ended September 30, 2005) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics' name was changed to MultiCell Immunotherapeutics, Inc. ("MCTI").

         It was determined by the Company's management that MCTI has sufficient equity or that MCTI's equity holders have adequate decision-making authority or the obligation and right as equity holders to absorb MCTI's expected losses or to receive its expected residual returns. Therefore, MCTI is not subject to FASB Interpretation No. 46 and such investment will be accounted for under the equity method.

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

         No Senior Notes were converted during the current quarter. At December 31, 2005, the principal and accrued interest balances approximate $10,476,000 and $805,000, respectively.

OTHER COMMITMENTS
-----------------

         The Company leases the facilities in which it operates under certain operating leases. Payments for the office facilities approximate $10,000 per month and expire through September 2006.

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post-judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court ruled that HUB was entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. Both HUB and Alliance filed Notices of Appeal. Alliance remitted $779,000 of the $2.3 million judgment in the form of a security deposit. In September 2005, per the controlled bank account agreement, HUB withdrew the $1 million security amount plus approximately $11,000 in interest in partial satisfaction of the judgment award. In November 2005, Alliance and HUB entered into a settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit.

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

6.  EQUITY

PREFERRED STOCK
---------------

         In May 2000, Alliance entered into a joint venture with Baxter Healthcare Corporation ("Baxter") and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance's common stock is equal to or greater than $110 per share; or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

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

STOCK OPTIONS
-------------

         In October 2005, the Company granted options to purchase an aggregate of 135,000 shares of common stock to various employees of the Company. The exercise price of the options is $0.11 per share (the fair market value of the Company's common stock on the date of grant) and vest through October 2008. The options expire in October 2015.

         In October 2005, the Company granted options to purchase 200,000 shares of common stock to the new President and Chief Operating Officer of the Company. The exercise price of the options is $0.11 per share (the fair market value of the Company's common stock on the date of grant). The options vest upon certain performance-related objectives, as defined, none of which has been reached at December 31, 2005, and expire in October 2015.

         In November 2005, the Company granted options to purchase an aggregate of 132,500 shares of common stock to the non-employee directors of the Company. The exercise price of the options is $0.11 per share (the fair market value of the Company's common stock on the date of grant). The options vested upon grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to the Company's fiscal years ended June 30.)

PLAN OF OPERATION
-----------------

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of December 31, 2005, have an accumulated deficit of $484.4 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

FORWARD-LOOKING INFORMATION
---------------------------

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, including the Company's most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled, "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB.

RESEARCH AND DEVELOPMENT
------------------------

         For the six months ended December 31, 2005 and 2004, we incurred research and development expenses of $811,000 and $307,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $157.8 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the six months ended December 31, 2005 and 2004, Astral incurred net research and development expenses of $25,000, and $892,000 largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences in 2004, respectively. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell. (See Note 4.)

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED DECEMBER 31, 2005 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2004

         Our revenue increased to $77,000 for the six months ended December 31, 2005, compared to $72,000 for the six months ended December 31, 2004. This increase was primarily due to an increase in royalties received from sales other than IMAGENT.

         Research and development expenses decreased by $363,000, or 30%, to $836,000 for the six months ended December 31, 2005, compared to $1.2 million for the six months ended December 31, 2004. The decrease in research and development expenses was primarily due to the assumption of Astral expenses by MultiCell per the Astral Agreement (see Note 4), which expenses totaled $892,000 during the six months ended December 31, 2004, partially offset by an increase of $504,000 spent on OXYGENT-related activities during the current period in preparation for a Proof of Concept Phase 2 clinical study in Europe and the transfer of our production technology to an FDA-approved GMP facility.

         General and administrative expenses decreased by $606,000, or 50%, to $600,000 for the six months ended December 31, 2005, compared to $1.2 million for the six months ended December 31, 2004. The decrease in general and administrative expenses was primarily due to a $617,000 decrease in legal fees and litigation expense, including the reduction of the amount owed to HUB by Alliance per the settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit. (See Part II, Item 1.)

         For the six months ended December 31, 2005, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement (see Note 4) and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the IMAGENT asset sale transaction. For the six months ended December 31, 2004, we recorded a gain of $259,000, resulting from the recording of payments of $90,000 from Imcor, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $169,000 during the period.

         Investment income increased by $37,000 to $102,000 for the six months ended December 31, 2005, compared to $65,000 for the six months ended December 31, 2004. The increase was primarily a result of higher interest rates.

         Other income was $82,000 for the six months ended December 31, 2005, a result of proceeds recorded from the sale of raw material, compared to $10,000 for the six months ended December 31, 2004, which was primarily a result of proceeds recorded from the sale of raw material.

         Interest expense was $314,000 for the six months ended December 31, 2005, compared to $2.4 million for the six months ended December 31, 2004. The expense for the prior period was primarily the result of the BCF expense recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004 and the accrued interest on such Senior Notes.

THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

         Our revenue increased approximately 113% to $53,000 for the three months ended December 31, 2005, compared to $25,000 for the three months ended December 31, 2004. The revenue for both quarters consisted of royalties from products other than IMAGENT.

         Research and development expenses increased by $48,000, or 20%, to $287,000 for the three months ended December 31, 2005, compared to $239,000 for the three months ended December 31, 2004. The increase in research and development expenses was primarily due to an increase spent on OXYGENT-related activities during the current period in preparation for a Proof of Concept Phase 2 clinical study in Europe and the transfer of our production technology to an FDA-approved GMP facility.

         General and administrative expenses decreased by $374,000, or 66%, to $195,000 for the three months ended December 31, 2005, compared to $569,000 for the three months ended December 31, 2004. The decrease in general and administrative expenses was primarily due to a decrease in legal fees and litigation expense. (See Part II, Item 1.)

         For the three months ended December 31, 2005, there was no gain recorded on the disposition of assets or liabilities. For the three months ended December 31, 2004, we recorded a gain on the disposition of the IMAGENT assets of $116,000, resulting from the recording of the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors during the period in connection with the IMAGENT asset sale transaction.

         Investment income increased by $18,000 to $52,000 for the three months ended December 31, 2005, compared to $34,000 for the three months ended December 31, 2004. The increase was primarily a result of higher interest rates during the period.

         Interest expense was $125,000 for the three months ended December 31, 2005, compared to $160,000 interest expense for the three months ended December 31, 2004. The expense for both periods was primarily the result of recording accrued interest on the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to December 31, 2005, we had received $243 million in net proceeds from sales of our equity securities, $260.5 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.4 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At December 31, 2005, we had approximately $5.1 million in cash, cash equivalents and investment securities compared to $6.8 million at June 30, 2005. The decrease resulted primarily from net cash used in operations of $1.9 million, partially offset by $200,000 received from Imcor to fund payments to vendors. At December 31, 2005, we had a working capital deficit of $7.3 million, compared to working capital deficit of $8.1 million at June 30, 2005. The deficit decrease was principally due to the payment of the HUB litigation award and settlement, assumption of certain liabilities by MultiCell per the Astral Agreement (see Note 4) and settlements with various vendors. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $1.9 million for the six months ended December 31, 2005, compared to $2.2 million for the six months ended December 31, 2004. The decrease in net cash used in operating activities during the six months ended December 31, 2005 was primarily due to a decrease in general and administrative payments, primarily a decrease in professional fees that resulted from the June 2004 Private Placement rescission during the prior period, partially offset by the settlement payment of $400,000 to HUB (see Part II, Item 1), and a decrease in research and development payments, primarily paid in connection with certain Astral expenses during the prior period, partially offset by an increase in OXYGENT-related payments during the current period.

         Net cash provided by investing activities totaled $200,000 for the six months ended December 31, 2005, due to proceeds received from Imcor to fund payments to vendors. Net cash provided by investing activities totaled $89,000 for the six months ended December 31, 2004, primarily due to proceeds from Imcor of $90,000.

         At December 31, 2005, the following approximate debt obligations were outstanding:

         (a) $455,000 owed to various vendors;
         (b) $150,000 in accrued expenses, primarily consisting of $115,000 in payroll and related expenses;
         (c) $11.3 million in Senior Notes, including $805,000 in accrued interest;
         (d) $1.25 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

         If the holders of our Senior Notes do not demand repayment in March 2006, we believe we have working capital to fund our operations for the next 12 months; however, we do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment in March 2006, the Company would have to raise additional funds to repay the Senior Notes or renegotiate their terms. If we are unable to do so, we do not have adequate resources to pay the amount due to our Senior Note holders and such holders may initiate liquidation proceedings against us. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         On July 2, 2003, HUB filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were roughly $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post-judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court ruled that HUB was entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. Both HUB and Alliance filed Notices of Appeal. Alliance remitted $779,000 of the $2.3 million judgment in the form of a security deposit. In September 2005, per the controlled bank account agreement, HUB withdrew the $1 million security amount plus approximately $11,000 in interest in partial satisfaction of the judgment award. In November 2005, Alliance and HUB entered into a settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit.

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

         An annual meeting of shareholders of the Company was held on November 10, 2005.

Proposal 1 - Election of Directors
----------------------------------

         The following directors were re-elected for the following year and until the election and qualification of their respective successors:

                                                                    Broker
Director                       For        Against    Withheld      Non-Votes
--------                       ---        -------    --------      ---------
Pedro Cuatrecasas, M.D.    23,599,499        0        371,618         0
Carroll O. Johnson         23,598,669        0        372,448         0
Stephen M. McGrath         23,592,791        0        378,326         0
Jean G. Riess, Ph.D.       23,595,258        0        375,859         0
Duane J. Roth              23,562,555        0        408,562         0
Theodore D. Roth           23,561,993        0        409,124         0


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



-----------------
*  Filed Herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLIANCE PHARMACEUTICAL CORP.
                                   (Registrant)

Date:    February 14, 2006          By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                    By: /s/ Edward C. Hall
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer