Form 10QSB
period 2006-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2006-05-15
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                   14-1644018
-------------------------------------      -------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification Number)

4660 La Jolla Village Dr, #825
San Diego, California                      92122
-------------------------------------      -------------------------------------
(Address of principal                      Zip Code
executive offices)

Registrant's telephone number,
including area code:                       (858) 410-5200
                                           -------------------------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by a check whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)

Yes [ ]   No [X]

As of May 10, 2006, Registrant had 37,476,303 shares of its Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

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

PART I FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

     ALLIANCE PHARMACEUTICAL CORP.
     CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------

                                                                                MARCH 31,
                                                                                   2006
                                                                              -------------
ASSETS                                                                          (UNAUDITED)
------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $   4,133,000
    Other current assets                                                             68,000
                                                                              -------------
              Total current assets                                                4,201,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                  82,000
OTHER ASSETS - NET                                                                   10,000
                                                                              -------------
                                                                              $   4,293,000
                                                                              =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                          $     270,000
    Accrued expenses                                                                 75,000
    Deferred revenue                                                                600,000
    Senior notes payable and accrued interest                                    11,442,000
                                                                              -------------
              Total current liabilities                                          12,387,000

OTHER LIABILITIES                                                                 1,250,000
                                                                              -------------

              Total liabilities                                                  13,637,000
                                                                              -------------

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares authorized;
        Series F preferred stock - 793,750 shares issued and outstanding
    8,000 Common stock - $.01 par value; 125,000,000 shares authorized;
        34,829,827 shares issued and outstanding                                    348,000
    Additional paid-in capital                                                  475,594,000
    Accumulated deficit                                                        (485,294,000)
                                                                              -------------
              Total stockholders' deficit                                        (9,344,000)
                                                                              -------------
                                                                              $   4,293,000
                                                                              =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                             3

     ALLIANCE PHARMACEUTICAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
                                                    (UNAUDITED)                     (UNAUDITED)
REVENUES:
   Royalty, license and research            $     26,000    $  1,383,000    $    103,000    $  1,455,000

OPERATING EXPENSES:
   Research and development                      469,000         376,000       1,305,000       1,575,000
   General and administrative                    311,000         851,000         911,000       2,057,000
                                            ------------    ------------    ------------    ------------
                                                 780,000       1,227,000       2,216,000       3,632,000
                                            ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                   (754,000)        156,000      (2,113,000)     (2,177,000)

INVESTMENT INCOME                                 49,000          41,000         151,000         106,000
OTHER INCOME                                           -               -          82,000          10,000
INTEREST EXPENSE                                (161,000)       (170,000)       (475,000)     (2,579,000)
GAIN ON DISPOSITION OF LIABILITIES                     -               -         730,000               -
GAIN ON DISPOSITION OF ASSETS                          -          44,000         476,000         303,000
                                            ------------    ------------    ------------    ------------
NET INCOME (LOSS)                           $   (866,000)   $     71,000    $ (1,149,000)   $ (4,337,000)
                                            ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE,
                    BASIC AND DILUTED       $      (0.02)   $          -    $      (0.03)   $      (0.11)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
                    BASIC AND DILUTED         34,830,000      33,130,000      34,830,000      40,784,000
                                            ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                   4

     ALLIANCE PHARMACEUTICAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2006            2005
                                                                        ------------    ------------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                             $ (1,149,000)   $ (4,337,000)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                           16,000           7,000
      Accrued interest on senior notes                                       475,000         341,000
      Compensatory stock options                                              25,000          11,000
      Beneficial conversion expense                                                -       2,238,000
      Gain on disposition of liabilities                                    (730,000)              -
      Gain on disposition of assets                                         (476,000)       (303,000)
      Changes in operating assets and liabilities:
         Restricted cash and other assets                                  1,020,000          26,000
         Accounts payable and accrued expenses and other                  (2,026,000)        415,000
                                                                        ------------    ------------
Net cash used in operating activities                                     (2,845,000)     (1,602,000)
                                                                        ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (4,000)        (18,000)
   Proceeds from disposition of assets                                       200,000         126,000
                                                                        ------------    ------------
Net cash provided by investing activities                                    196,000         108,000
                                                                        ------------    ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,649,000)     (1,494,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           6,782,000       8,429,000
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  4,133,000    $  6,935,000
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for cancellation of warrant   $               -    $     25,000
                                                                        ============    ============
Issuance of senior convertible notes for common stock              $               -    $ 10,692,000
                                                                        ============    ============
Issuance of senior convertible notes for secured convertible note  $               -    $    500,000
                                                                        ============    ============
Reclassification of warrant liability                              $               -    $  7,942,000
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

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through March 31, 2006 and has negative working capital at that date of approximately $8.2 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006. Because the holders of the Senior Notes were willing to renegotiate their terms and did not demand repayment in March 2006 (see Note 7), the Company believes it has working capital to fund its operations for the next 12 months. As discussed in Note 7, the maturity date of the Senior Notes was extended to April 1, 2007; however, the Company will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If the Company is unable to do so, it will not have adequate resources to pay the amount due to the Senior Note holders and such holders may initiate liquidation proceedings against it. Therefore, the Company is seeking additional collaborative research and development relationships with suitable corporate partners for its products. Further, additional equity or debt financing may be required to fund ongoing operations. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries Molecular Biosystems, Inc. ("MBI") and Astral, Inc. ("Astral") (until September 6, 2005), and its majority-owned subsidiaries Talco

Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------

     The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months and nine months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

CONCENTRATION OF CREDIT RISK
----------------------------

     Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At March 31, 2006, the Company had approximately $4 million in these accounts in excess of the FDIC insurance limits.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

     Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the nine-month periods ended March 31, 2006 and 2005, the Company incurred research and development expenses of $1.3 million and $1.6 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

     The carrying amount of certain of the Company's financial instruments as of March 31, 2006 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------------

     Basic income (loss) per share was computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months and nine months ended March 31, 2006 and 2005, as their inclusion would be anti-dilutive.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company in its financial statements applies Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations in accounting for its stock option plans and, accordingly, no employee stock-based compensation cost has been recognized for stock options in the three-month and nine-month periods ended March 31, 2006 or 2005. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and amortized to expense over their vesting period as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three months and nine months ended March 31:

                                    THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                        ENDED           ENDED           ENDED           ENDED
                                      MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                        2006            2005            2006            2005
                                    ------------    ------------    ------------    ------------
Net income (loss):
     As reported                    $   (866,000)   $     71,000    $ (1,149,000)   $ (4,337,000)
     Fair value of stock-based
        employee compensation            (32,000)       (161,000)       (265,000)       (478,000)
                                    ------------    ------------    ------------    ------------
     Pro forma                      $   (898,000)   $    (90,000)   $ (1,414,000)   $ (4,815,000)
                                    ============    ============    ============    ============

Net income (loss) per share,  basic and diluted
     As reported                    $      (0.02)   $          -    $      (0.03)   $      (0.11)
                                    ============    ============    ============    ============
     Pro forma                      $      (0.03)   $          -    $      (0.04)   $      (0.12)
                                    ============    ============    ============    ============

     The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for the three-month and nine-month periods ended March 31, 2006 and 2005 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. The estimated weighted average fair value at grant date for the options granted during the periods ended March 31, 2006 and 2005 was $0.11 and $0.27 per option, respectively.

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

2. PFC THERAPEUTICS, LLC

     On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the

Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The payment of the upfront license fee has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2006. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

     On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement extending the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Proof of Concept clinical study. Because the amendment extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2006.

3. SALE OF IMAGENT(R) ASSETS

     On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005 and approximately $476,000 during the nine-month period ended March 31, 2006 related to the disposition of these assets. To date, Alliance has recorded approximately $26.4 million as a gain on the disposition of assets as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.8 million of Alliance's obligations, and approximately $20.9 million related to settlement agreements or Imcor's assumed obligations of Alliance.

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

     The detail of items comprising the gain on disposition of IMAGENT assets for the nine months ended March 31, 2006 and 2005 is calculated as follows (in thousands):

             NINE MONTHS ENDED MARCH 31:                          2006     2005
                                                                 ------   ------

Cash payments funded by Imcor for liabilities of Alliance        $  200   $  126
Assumption by Imcor of operating liabilities and other debt
  and settlements with vendors and creditors of Alliance            276      177

                                                                 ------   ------
Gain on disposition of assets of IMAGENT to Imcor                $  476   $  303
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

     The Senior Notes were due March 24, 2006, and bore interest at 6% per annum. In April 2006, the Company entered into an amendment (the "Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement with each of the existing holders of Alliance's Senior Notes (see Note 7). Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17, and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to the amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments Alliance actually receives. Finally, Alliance will continue to seek potential strategic partners or merger candidates as a part of its business strategy.

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

     No Senior Notes were converted during the current quarter. At March 31, 2006, the principal and accrued interest balances approximate $10,476,000 and $966,000, respectively.

OTHER COMMITMENTS
-----------------

     The Company leases the facilities in which it operates under certain non-cancelable operating leases. Payments for the office facilities approximate $10,000 per month and expire through September 2006.

     On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, alleged that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs were seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. On February 15, 2006, the Court approved a settlement of the lawsuit, which will be funded by our insurers, and dismissed the lawsuit with prejudice.

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

STOCK OPTIONS
-------------

     No options were granted during the third fiscal quarter ended March 31, 2006.

7. SUBSEQUENT EVENTS

     Subsequent to March 31, 2006, Alliance entered into the Amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement with each of the existing holders of Alliance's Senior Notes. Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in additional payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives or, if sold directly by Alliance, then Alliance will pay the holders a royalty on net sales of such products. Finally, Alliance will continue to seek potential strategic partners or merger candidates as a part of its business strategy.

     Since the Amendment of the Senior Notes results in terms that, pursuant to EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS," are substantially different from the terms of the original Senior Notes, the modification will be treated as an extinguishment of debt in the quarter ending June 30, 2006, but will result in no gain or loss. The Company will record a BCF of $10,076,000 in connection with the conversion feature of the amended Senior Notes and will amortize the discount using the effective interest method through maturity of such instruments.

     Subsequent to March 31, 2006 and as of May 10, 2006, holders of certain Senior Notes converted an aggregate of approximately $450,000 into an aggregate of 2,646,476 shares of our common stock at a conversion price of $0.17 per share per the terms of the Amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to the Company's fiscal years ended June 30.)

PLAN OF OPERATION
-----------------

     Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of March 31, 2006, have an accumulated deficit of $485.3 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT
------------------------

     For the nine months ended March 31, 2006 and 2005, we incurred research and development expenses of $1.3 million and $572,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $158.2 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

     Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the nine months ended March 31, 2006 and 2005, Astral incurred net research and development expenses of $25,000, and $1 million largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences in 2005, respectively. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell. (See Note 4.)

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED MARCH 31, 2006 AS COMPARED WITH NINE MONTHS ENDED MARCH 31,
2005

     Our revenue decreased to $103,000 for the nine months ended March 31, 2006, compared to $1.5 million for the nine months ended March 31, 2005. The prior period's revenue was primarily $1.4 million received per the terms of a milestone and royalty buy-out agreement.

     Research and development expenses decreased by $270,000, or 17%, to $1.3 million for the nine months ended March 31, 2006, compared to $1.6 million for the nine months ended March 31, 2005. The decrease in research and development expenses was primarily due to the assumption of Astral expenses by MultiCell per the Astral Agreement (see Note 4), which expenses totaled $1 million during the nine months ended March 31, 2005, partially offset by an increase of $708,000 spent on OXYGENT-related activities during the current period in preparation for a Proof of Concept Phase 2 clinical study in Europe and the transfer of our production technology to an FDA-approved GMP facility.

     General and administrative expenses decreased by $1.1 million, or 56%, to $911,000 for the nine months ended March 31, 2006, compared to $2.1 million for the nine months ended March 31, 2005. The decrease in general and administrative expenses was primarily due to a $938,000 decrease in legal fees and litigation expense, including the reduction of the amount owed to HUB by Alliance per the settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit. (See Part II, Item 1.)

     For the nine months ended March 31, 2006, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement (see Note 4) and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the IMAGENT asset sale transaction. For the nine months ended March 31, 2005, we recorded a gain of $303,000, resulting from the recording of payments of $126,000 from Imcor, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $177,000 during the period.

     Investment income increased by $45,000 to $151,000 for the nine months ended March 31, 2006, compared to $106,000 for the nine months ended March 31, 2005. The increase was primarily a result of higher interest rates.

     Other income was $82,000 for the nine months ended March 31, 2006, a result of proceeds recorded from the sale of raw material, compared to $10,000 for the nine months ended March 31, 2005, which was primarily a result of proceeds recorded from the sale of raw material.

     Interest expense was $475,000 for the nine months ended March 31, 2006, compared to $2.6 million for the nine months ended March 31, 2005. The expense for the prior period was primarily the result of the BCF expense recorded in connection with the exchange of the Company's common stock for the Senior Notes on September 24, 2004 and the accrued interest on such Senior Notes.

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

     Our revenue decreased approximately 98% to $26,000 for the three months ended March 31, 2006, compared to $1.4 million for the three months ended March 31, 2005 received per the terms of a milestone and royalty buy-out agreement.

     Research and development expenses increased by $93,000, or 25%, to $469,000 for the three months ended March 31, 2006, compared to $376,000 for the three months ended March 31, 2005. The increase in research and development expenses was primarily due to an increase spent on OXYGENT-related activities during the current period in preparation for a Proof of Concept Phase 2 clinical study in Europe and the transfer of our production technology to an FDA-approved GMP facility.

     General and administrative expenses decreased by $540,000, or 63%, to $311,000 for the three months ended March 31, 2006, compared to $851,000 for the three months ended March 31, 2005. The decrease in general and administrative expenses was primarily due to a decrease in legal fees and litigation expense. (See Part II, Item 1.)

     For the three months ended March 31, 2006, there was no gain recorded on the disposition of assets or liabilities. For the three months ended March 31, 2005, we recorded a gain on the disposition of the IMAGENT assets of $44,000, resulting from the recording of the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors during the period in connection with the IMAGENT asset sale transaction.

     Investment income increased by $8,000 to $49,000 for the three months ended March 31, 2006, compared to $41,000 for the three months ended March 31, 2005. The increase was primarily a result of higher interest rates during the period.

     Interest expense was $161,000 for the three months ended March 31, 2006, compared to $170,000 interest expense for the three months ended March 31, 2005. The expense for both periods was primarily the result of recording accrued interest on the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to March 31, 2006, we had received $243 million in net proceeds from sales of our equity securities, $260.5 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.4 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

     At March 31, 2006, we had approximately $4.1 million in cash, cash equivalents and investment securities compared to $6.8 million at June 30, 2005. The decrease resulted primarily from net cash used in operations of $2.8 million, partially offset by $200,000 received from Imcor to fund payments to vendors. At March 31, 2006, we had a working capital deficit of $8.2 million, compared to a working capital deficit of $8.1 million at June 30, 2005. The deficit increase was principally due to the net cash used in operations, partially offset by the compromise of the HUB litigation award and settlement (see Part II, Item 1), assumption of certain liabilities by MultiCell per the Astral Agreement (see Note 4) and settlements with various vendors. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

     Net cash used in operating activities totaled $2.8 million for the nine months ended March 31, 2006, compared to $1.6 million for the nine months ended March 31, 2005. The increase in net cash used in operating activities during the nine months ended March 31, 2006 was primarily due to a decrease in revenues, partially offset by a decrease in professional fees.

     Net cash provided by investing activities totaled $196,000 for the nine months ended March 31, 2006, primarily due to proceeds received from Imcor to fund payments to vendors. Net cash provided by investing activities totaled $108,000 for the nine months ended March 31, 2005, primarily due to proceeds from Imcor of $126,000.

     At March 31, 2006, the following approximate debt obligations were outstanding:

     1.   $270,000 owed to various vendors;
     2. $75,000 in accrued expenses, primarily consisting of payroll and related expenses;
     3.   $11.4 million in Senior Notes, including $966,000 in accrued interest;
     4. $1.25 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

     In April 2006, Alliance entered into the Amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement with each of the existing holders of Alliance's Senior Notes (see Note 7). Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives.

     We believe we have working capital to fund our operations for the next 12 months; however, we will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If we are unable to do so, we will not have adequate resources to pay the amount due to our Senior Note holders and such holders may initiate liquidation proceedings against us. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through March 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

     On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, alleged that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs were seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. On February 15, 2006, the Court approved a settlement of the lawsuit, which will be funded by our insurers, and dismissed the lawsuit with prejudice.

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

                                   ALLIANCE PHARMACEUTICAL CORP.
                                   (Registrant)

Date: May 15, 2006                 By: /s/ Duane J. Roth
                                      -----------------------------------------
                                           Duane J. Roth
                                           Chairman and Chief Executive Officer

                                   By: /s/ Edward C. Hall
                                      -----------------------------------------
                                           Edward C. Hall
                                           Chief Financial Officer