Form 10KSB
period 2006-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2006-09-28
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-KSB

                                   (MARK ONE)

      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 0-12950

                             _____________________

                          ALLIANCE PHARMACEUTICAL CORP.
                 (Name of Small Business Issuer in Its Charter)

           NEW YORK                                      14-1644018
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  4660 LA JOLLA VILLAGE DRIVE, SUITE 740
          SAN DIEGO, CALIFORNIA                          92122
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

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Revenues for the issuer's fiscal year ended June 30, 2006 were $129,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity on the Over-the-Counter Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers ("NASDAQ") on September 5, 2006 was $5.4 million.

         The number of shares of the Registrant's common stock, $0.01 par value, outstanding at September 5, 2006 was 38,464,538.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive Proxy Statement with respect to the 2006 Annual Meeting of Shareholders, which the Registrant intends to file with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the fiscal year covered by this report.

         Transitional Small Business Disclosure Format (check one).
Yes |_| No |X|

                                   FORM 10-KSB

                                      INDEX

PART I.........................................................................5
   Item 1.  Business...........................................................5
   Item 2.  Description of Property...........................................17
   Item 3.  Legal Proceedings.................................................17
   Item 4.  Submission of Matters to a Vote of Security Holders...............17
PART II.......................................................................18
   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity
            Securities........................................................18
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........20
   Item 7.  Financial Statements..............................................24
   Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................42
   Item 8A. Controls and Procedures...........................................42
   Item 8B. Other Information.................................................42
PART III......................................................................43
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with 16(a) of the Exchange Act ........................43
   Item 10. Executive Compensation............................................43
   Item 11. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................43
   Item 12. Certain Relationships and Related Transactions....................43
   Item 13. Exhibits..........................................................44
   Item 14. Principal Accountant Fees and Services............................50

Signatures
Certifications

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

         We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2007 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

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

     o    difficulties in manufacturing our products on a large scale;

     o the ability to obtain necessary raw materials at cost-effective prices or at all;

     o    failure to obtain market acceptance;

     o the uncertainty of the timing of product approvals and introductions and of sales growth; and

     o the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

         You should read this report, including the Section entitled "Risk Factors", with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements and the risk factors set forth in this report.

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

ITEM 1.  BUSINESS

OVERVIEW

         We are a pharmaceutical research and development company that is currently focused on developing our lead product, OXYGENT(TM), (perfluorochemical ("PFC") emulsion) an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients.

         We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Drive, Suite 740, San Diego, California 92122, and our telephone number is (858) 410-5200.

         You can view our filings with the SEC online at the SEC's Web site, http://www.sec.gov. See "Where You Can Find More Information" for additional information regarding us.

OXYGENT(TM)

         PFCs are biochemically inert compounds and may be employed in a variety of therapeutic applications. PFC emulsions, first developed over 40 years ago, possess unique physical and chemical properties that make them ideal temporary intravenous oxygen carriers for clinical indications where tissues may be at risk of inadequate oxygenation.

         We have developed certain proprietary technologies for medical applications based on the use of biochemically inert perfluorooctyl bromide (perflubron), a brominated PFC that has a high solubility for respiratory gases. When formulated into an emulsion, OXYGENT can be used to transport respiratory gases throughout the body. The product is sterile, compatible with all blood types and is expected to have a "shelf life" of approximately two years. We are pursuing two separate clinical indications.

TRANSFUSION AVOIDANCE

         The first indication is the use of OXYGENT to provide oxygen to tissues during elective surgeries where a blood transfusion is anticipated and thereby eliminating or reducing the need for blood transfusions. It is estimated that approximately twenty million patients worldwide annually receive one or more units of donor blood during elective surgeries, including cardiovascular, orthopedic and general surgical procedures. An oxygen carrier could be used instead of donor blood for a portion of these patients. Each unit of OXYGENT is expected to provide the equivalent oxygen delivery of approximately one unit of fresh red blood cells.

         The efficacy and safety of OXYGENT have been demonstrated in more than 250 preclinical pharmacology and toxicology studies. To date, approximately 1,500 human patients and volunteers have been enrolled in 20 OXYGENT clinical studies, including Phase 1 healthy volunteer studies and Phase 2 and 3 studies in surgical patients. More than 800 subjects have been dosed with OXYGENT in these studies. The ability of OXYGENT to enhance oxygenation and delay the need for blood transfusion was demonstrated in two previous Phase 2b clinical studies.

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

         A second Phase 3 study conducted mainly in the U.S. in cardiac surgery patients undergoing cardiopulmonary bypass ("CPB") procedures was suspended voluntarily in January 2001, due to an unexpected imbalance in certain serious adverse events ("SAEs"), primarily the incidence of stroke and a higher incidence of postoperative bleeding. We conducted an extensive integrated review of the combined safety data from both Phase 3 studies as well as all previous clinical studies. The conclusion of the review, as well as the conclusions of independent experts, confirmed that the imbalance in the neurological SAEs was due to the rapid removal of large volumes of blood during the blood conservation procedure, Intraoperative Autologous Donation ("IAD"), performed as the patients were going on CPB creating a brief period of hemodynamic instability, resulting in a decrease in blood flow and an oxygen deficit. This resulted in serious neurological complications in a subset of at-risk subjects (e.g., older age, history or neurological disease). The bleeding SAEs were due to the dilutional effect on the coagulation factors caused by this withdrawal of blood and subsequent infusion of fluids during surgery and the later return of anti-coagulated autologous blood after CPB was completed. This analysis revealed no evidence to directly link OXYGENT to the observed imbalances in SAEs; instead, the blood conservation procedure and hemodilution techniques used in the OXYGENT-treated group (but not in the control group) appeared to be the main factor contributing to the imbalance in adverse events.

         Following this analysis, we met with the FDA regarding the continuing clinical development of OXYGENT and presented a data analysis that explained reasons for the imbalance. The FDA requested that we provide additional preclinical supporting data before submitting a new Phase 3 study plan.

         In June 2004, we received scientific advice from the European Medicines Agency (the "EMEA") that it would be necessary to prove in a statistical demonstration that OXYGENT is not inferior to blood transfusion for serious adverse events or death, no matter how rare these events are. The EMEA suggested that such a study would not be practical to conduct as it would require an enormous number of patients. As an alternative, the EMEA recommended a study design for initial approval of OXYGENT where blood transfusion is not available.

         The efficacy of OXYGENT in terms of drug activity, i.e., its ability to deliver oxygen and reverse physiological transfusion triggers, the establishment of the hemoglobin ("Hb") equivalency of a dose of OXYGENT (a 2.7 g/kg clinical dose of OXYGENT is equivalent to ~ 4 g/dL [Hb]), and the ability of OXYGENT to enable patients to be physiologically stable and safe at lower intraoperative Hb levels were all demonstrated in both Phase 2 and Phase 3 studies. Results from the previous Phase 2 and Phase 3 clinical trials were used to develop the rationale for a new protocol design without autologous blood conservation procedures such as Acute Normovolemic Hemodilution ("ANH") or IAD used in previous clinical studies. The use of OXYGENT without ANH would avoid the need to treat patients prophylactically before knowing the extent of surgical blood loss, and potentially simplify its use and facilitate the acceptance of OXYGENT in the marketplace.

ORGAN PROTECTION

         The second indication incorporates the use of OXYGENT as a therapeutic for organ perfusion during major elective surgeries to protect vital organs from hypoxic injury. During a major insult such as surgery, the body often reacts by decreasing blood flow to intra-abdominal tissues, thereby conserving blood flow and oxygen supply to vital organs, such as the heart and brain. As a result, gastrointestinal organs receive less oxygen and postoperative bowel function may be impaired. PFC emulsions have been shown to improve oxygenation to organs and tissues. The ability of OXYGENT to provide oxygenation to intestinal mucosa in the context of ischemic situations lies partly in the relatively small diameter of emulsion particles, approximately 0.1-0.3 microns, or 40 times smaller than a red blood cell. This size enables OXYGENT to flow through small capillaries inaccessible to red blood cells.

         In cardiovascular surgeries, regional hypoperfusion and resulting acute hypoxia of gastrointestinal organs manifests itself in delayed tolerance for food and fluid intake, and delayed bowel movement representing an important trigger event that can lead to increased morbidity, prolonged hospital stay and higher mortality.

         Clinical evidence for intestinal mucosal protection was obtained during an OXYGENT Phase 3 Study in which gastric tonometry was performed in a subset of patients at one clinical study site by looking at differences between carbon dioxide tensions in the arterial blood and those in the tonometer balloon (the "CO2 gap").

         During CPB, control patients had elevated CO2 gaps and calculated intestinal mucosal pH, statistically significantly higher than patients treated with OXYGENT, in which these values were normal. This benefit translated into significantly shorter postoperative time to first bowel movement (2 vs. 5 days; p < 0.007) and a strong trend to earlier consumption of solid food (1.8 vs. 4.1 days; p = 0.056) (FRUMENTO ET AL. ANESTH ANALG 2002;94 809-14). Abnormal tonometric variables during cardiac surgery have been associated with delay in return of normal gastrointestinal function and increased length of hospital stay.

         Alliance has developed a Phase 2 Proof of Concept Postoperative Ileus clinical study protocol designed to demonstrate the safety and efficacy of OXYGENT for improvement of postoperative gastrointestinal function in cardiac surgery. This design uses clinical endpoints recognized as approvable endpoints by the FDA, i.e., time to recovery of upper gastrointestinal function (consumption of solid food) and lower gastrointestinal function (bowel movement). The proposed study would be a double-blind design allowing unbiased assessment of safety, which has not been possible in previous OXYGENT clinical trials. This will effectively eliminate investigator bias, evidence of which was observed in previous studies.

         Alliance has applied to the Competent Authorities and to the Ethics Committees (equivalent to Investigational Review Board ("IRB") in the U.S.) in France and Germany. The French Ethics Committee has approved the protocol and a response from the French Competent Authority is still pending. The German Competent Authority has approved the protocol; however, the relevant German Ethics Committee has responded with a negative vote based upon risk/benefit of the protocol. Alliance has appealed this ruling.

ASTRAL, INC.

         On September 6, 2005, Alliance and Astral, Inc. ("Astral") entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets that related primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. (See MultiCell Technologies, Inc. under Collaborative Relationships below.)

COLLABORATIVE RELATIONSHIPS

         A key aspect of our business strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. The following is a brief description of our material collaboration agreements.

         BEIJING DOUBLE-CRANE PHARMACEUTICAL CO., LTD. On May 13, 2005, our subsidiary PFC Therapeutics, Inc. ("PFC Therapeutics") and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("the Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. We will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         Alliance and Double-Crane have formed a Joint Development Team to manage the development of OXYGENT in China. Under the Double-Crane Agreement, Alliance is also obligated to provide Double-Crane with the documentation necessary to enable Double-Crane to translate all relevant data and other information into Chinese prior to the submission of an Investigational New Drug ("IND") application with the State Food and Drug Administration P.R. China (the "sFDA"). To date, Alliance has provided all such necessary documentation, with the exception of the manufacturing documentation. Alliance expects that this documentation will be provided as product samples are released from manufacturing. Double-Crane has already completed the translation of the preclinical and clinical documentation.

         LEO PHARMA A/S. On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, would include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2006.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of the Phase 2 Proof of Concept Postoperative Ileus study discussed above. We anticipate that the Phase 2 study will be completed in the first half of calendar 2007. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the Phase 2 Proof of Concept Postoperative Ileus study described above.

         IL YANG PHARM. CO., LTD. On April 19, 2004, PFC Therapeutics and Il Yang Pharm. Co., Ltd. ("Il Yang") signed an agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea (the "Il Yang Agreement"). Under the terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

         MULTICELL TECHNOLOGIES, INC. On September 6, 2005, Alliance and Astral entered into the Astral Agreement with MultiCell and Astral Therapeutics pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the outstanding capital stock of Astral Therapeutics.

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

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are an essential part of our business. We seek proprietary protection for our products, processes, technologies and ongoing improvements. We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors. We have filed numerous patent applications in the U.S., European Patent Office, Japan, Canada, Australia, Israel, Norway, South Africa, China and other countries, and we have been issued patents in many of these countries. We currently hold 110 issued patents worldwide. In addition, we hold 8 patent applications worldwide. Of our issued patents, 61 relate to PFC emulsions and their manufacture and methods of using blood substitutes to facilitate oxygen delivery and 13 more are pending. These PFC-related patents expire at various times between 2007 and 2014.

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

         Companies that we know are in active development of a blood substitute product include Biopure Corporation ("Biopure"), Northfield Laboratories Inc. ("Northfield"), Sangart Inc. ("Sangart"), Synthetic Blood International ("SBI"), Sanguine Corp. ("Sanguine") and ImaRx Therapeutics ("ImaRx"). There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in OXYGENT, and hemoglobin solutions.

         Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine red blood cells. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. Biopure, a company developing a bovine-based hemoglobin solution, received approval in South Africa and initiated selling activities for its product there in January 2006. It has also applied for a Medical Authorization Approval ("MAA") with the United Kingdom regulatory authority based on Phase 3 studies in orthopedic and cardiac patients. In the U.S., Biopure is currently addressing the FDA's questions regarding its product's safety and efficacy that arose during the regulatory review of the company's Biologic License Application to market its product in the U.S. for an orthopedic surgery indication. Its trauma trial, in collaboration with the U.S. Navy, has been placed on hold pending resolutions of dosing, safety and risk/benefit questions raised by the FDA. Northfield, a company working on hemoglobin solutions derived from outdated human blood, has recently announced the completion of its 750-patient Phase 3 urban ambulance trial that was initiated in December 2003. It also announced the purchase of a building for the construction of a manufacturing facility capable of producing up to 100,000 units of its product. The third company, Sangart, completed a 90-patient Phase 2 study in Sweden with patients undergoing orthopedic surgeries with its human hemoglobin-based product.

         With respect to PFC emulsion development, we are aware of three early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to clinical trials. It has recently announced the completion of enrollment in its eight-patient Phase 2 brain trauma study. Its Phase 2 study in orthopedic patients in the U.S has been suspended. Sanguine, still in the early preclinical stages of discovery and formulation development, has announced it is engaged in no principal operations. ImaRx has announced the intention to investigate its micro-bubble technology to delivery oxygen to ischemic tissues. We are also aware of one product, PERFTORAN, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia and other countries for a variety of clinical indications.

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

GOVERNMENT REGULATION

         Our products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S., by the EMEA in the European Union, by the sFDA in China and by similar agencies in other countries. The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current Good Clinical Practice ("cGCP") standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, an independent IRB or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Following completion of these studies, a New Drug Application ("NDA") must be submitted to and approved by the FDA in order to market the product in the U.S., while a MAA is submitted to the EMEA in Europe. Similar applications, generally based upon data already collected for an NDA or MAA, are then used to file for marketing approval in foreign countries. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will then govern manufacturing and commercialization activities.

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

EMPLOYEES

         As of September 5, 2006, we had two full-time employees, one of whom was engaged in research and development and associated support, and one in general administration. We also had three part-time employees, one in research and development and two in administration. None of our employees is represented by a labor union and we believe that our employee relations are satisfactory. We also maintain agreements with five research and development consultants.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SENIOR NOTES COME DUE IN APRIL 2007, AND WE CURRENTLY DO NOT HAVE THE MEANS TO REPAY THIS AMOUNT. IF WE ARE UNABLE TO REPAY OUR SENIOR NOTES WHEN THEY COME DUE, THE HOLDERS OF OUR SENIOR NOTES MAY FORCE OUR LIQUIDATION.

         In September 2004, as amended in April 2006 to reduce the conversion price, increase the interest rate and extend the maturity date, we entered into a Senior Note Purchase Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million. As of September 5, 2006, we owe the holders of our Senior Notes approximately $11.3 million in principal and accrued interest. The Senior Notes come due in April 2007, as amended. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment in April 2007, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation under these circumstances, it is highly unlikely the holders of our equity securities will receive any distribution upon such liquidation.

WE HAVE A HISTORY OF OPERATING LOSSES AND LIMITED PRODUCT REVENUES AND WE MAY NEVER BECOME PROFITABLE.

         We are a product development company with no current revenue from product sales. We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs. As of June 30, 2006, we had an accumulated deficit of $493.7 million. For the years ended June 30, 2006 and 2005, we incurred net losses of $9.6 million and $5.7 million, respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements. To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

CURRENTLY, WE ARE NOT CONDUCTING ANY CLINICAL TRIALS RELATED TO OUR PRODUCT CANDIDATE OXYGENT.

         Currently, we are not conducting any clinical trials related to our product candidate OXYGENT. Double-Crane is obligated to initiate clinical trials in China, but we do not expect that these trials will be initiated until the first quarter of calendar 2007 and they will likely be Phase 1 clinical trials. We expect that it will require at least one additional Phase 2 and one additional Phase 3 clinical trial with positive results before we are able to seek marketing approval from any regulatory authority with respect to OXYGENT. If we are unable to reinitiate clinical trials with respect to OXYGENT, or the results of any such clinical trials are not positive, we may never be able to seek marketing approval for OXYGENT from any regulatory authority or to generate significant revenue from product sales.

WE DO NOT HAVE MANUFACTURING CAPABILITIES FOR OUR PRODUCTS.

         We no longer have manufacturing capabilities for any of our products since our downsizing in 2002. We are currently manufacturing clinical material with a third party in order to provide the product for our development activities, but we do not know if we will be able to enter into a long term manufacturing agreement on commercially reasonable terms, or at all. As a result, we do not know whether a third party will be successful in manufacturing clinical material to our specifications. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with current Good Manufacturing Practices ("cGMP") guidelines as established by the FDA. We do not know whether the FDA will determine that any such third-party facilities maintain compliance with cGMP. A delay in FDA approval of our manufacturing facilities or the manufacturing facilities of any third-party collaborator would delay the marketing of our products and negatively impact our revenue and profitability.

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

WE DEPEND ON COLLABORATIONS WITH THIRD PARTIES TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TO PROVIDE THE MAJORITY OF OUR REVENUES.

         A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. Currently, we do not have a collaboration agreement with any third party to develop our product OXYGENT in the U.S. We have entered into the LEO Exclusivity Agreement that would grant LEO the right to develop and commercialized OXYGENT in Europe; however, a definitive collaboration agreement with LEO is subject to the successful completion of a Phase 2 Proof of Concept study that must validate clinical data from a prior study. We expect this Phase 2 study to be completed in the first half of calendar 2007; however, we do not know whether the results will satisfy LEO or cause them to enter into a definitive collaboration agreement with us. Until such time as they do, LEO is under no further obligation to us under the LEO Exclusivity Agreement.

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

WE RELY ON THIRD PARTIES TO CONDUCT OUR CLINICAL TRIALS AND PERFORM DATA COLLECTION AND ANALYSIS, WHICH MAY RESULT IN COSTS AND DELAYS THAT PREVENT US FROM SUCCESSFULLY COMMERCIALIZING DRUG CANDIDATES.

         Although we design and manage our preclinical studies and clinical trials, we currently do not have the resources to conduct clinical trials for our product candidates. We rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. We also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism and excretion of drug candidates.

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

         We may be unable to compete successfully in developing and marketing our products. Several pharmaceutical companies, biotechnology companies, public and private universities, and research organizations are actively engaged in the research and development of products that may compete with our products. Some of these companies, particularly the large worldwide pharmaceutical companies, have more resources than we and may develop and introduce products and processes competitive with or superior to ours. We cannot assure that the cost of our product will be competitive with the cost of established therapies. We do not know whether our technology or the technology of a competitor will gain market acceptance. Our failure to compete could have a material adverse effect on our business. We cannot assure you that other technologies will not be developed that would render our product obsolete or more costly.

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

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET AS A RESULT OF AN OFFERING, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         As of September 5, 2006, 38,464,538 shares of our common stock were outstanding. On September 30, 2004, we registered, pursuant to an SB-2, 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain stockholders. These shares, upon acquisition, unless held by "affiliates," will be freely tradable without restriction or further registration under federal securities laws immediately following this registration.

         The Amendment to our Senior Notes caused Alliance to have an insufficient number of authorized shares to settle all outstanding and exercisable options, warrants and convertible instruments (See Notes 1 and 6 to the accompanying consolidated financial statements).

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

       o      results of our clinical trials;

       o      our inability to manufacture products on a large scale;

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

WE DO NOT CURRENTLY HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ACCOMMODATE THE EXERCISE AND/OR CONVERSION OF ALL OF OUR CONVERTIBLE SECURITIES.

         We do not currently have enough shares of common stock authorized to accommodate the exercise and/or conversion of all of our convertible securities. If all of our convertible securities were converted into common stock we would be obligated to issue approximately 91.4 million more shares of common stock, or approximately 4.9 million more shares than we have authorized. We are seeking from our shareholders approval of an amendment to our articles of incorporation to increase the number of authorized common stock by 25 million shares at the 2006 Annual Meeting of Shareholders for the purpose of accommodating the conversion of all of our outstanding convertible securities. If our shareholders do not approve this proposal, then we may be obligated to settle the conversion of any such convertible security in cash which could have a material adverse effect on our financial condition.

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

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders alleging that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. On February 15, 2006, the Court approved a settlement of the lawsuit, which was funded by our insurers, and dismissed the lawsuit with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of our fiscal year ended June 30, 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                         HIGH BID     LOW BID
Fiscal 2006
                Quarter ended June 30, 2006                $0.47       $0.10
                Quarter ended March 31, 2006               $0.13       $0.08
                Quarter ended December 31, 2005            $0.12       $0.09
                Quarter ended September 30, 2005           $0.20       $0.11

Fiscal 2005
                Quarter ended June 30, 2005                $0.26       $0.15
                Quarter ended March 31, 2005               $0.36       $0.15
                Quarter ended December 31, 2004            $0.32       $0.16
                Quarter ended September 30, 2004           $0.40       $0.10

         On September 5, 2006, the closing bid price of the Company's common stock was $0.14.

         As of September 5, 2006, there were 831 stockholders of record of our common stock. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

         The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information as of June 30, 2006 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

                                  (a)                            (b)                             (c)
                                                                                                 Number of securities
                                                                                                 remaining available for
                                  Number of securities to be                                     future issuance under
                                  issued upon exercise of        Weighted-average exercise       equity compensation plans
                                  outstanding options,           price of outstanding            (excluding securities
Plan category                     warrants and rights (1)        options, warrants and rights    reflected in column (a))(1)
-------------                     -----------------------        ----------------------------    ---------------------------
Equity compensation plans
approved by security holders       2,937,018                     $5.65                           3,993,110

Equity compensation plans not
approved by security holders (1)  14,237,619                     $0.34                           N/A
                                  --------------                 ------                          ----------
Totals                            17,174,637                     $1.24                           3,993,110

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

RECENT SALES OF UNREGISTERED SECURITIES

         On November 20, 2003, PFC Therapeutics sold a Secured Convertible Note in the principal amount of $500,000 (the "PFC Note") to an investor. Subsequent to June 30, 2004, the holder of the PFC Note agreed to return the PFC Note for cancellation in exchange for a Senior Note in the same principal amount to be owed directly to the holder by us.

         In April 2004, we issued warrants to purchase an aggregate of 5,715,000 shares of our common stock to Brown Simpson Partners I, Ltd., Stroock & Stroock & Lavan, LLP and SDS Merchant Fund, L.P. in connection with the assignment of their rights under a Participation Agreement in PFC Therapeutics to us.

         In June of 2004, we issued 31,427,137 shares of our common stock and five-year warrants to purchase at $0.50 per share 23,570,357 shares of our common stock to various institutional investors for aggregate gross proceeds of $11 million (the "June Private Placement"). Roth Capital Partners LLC ("Roth Capital") received a commission based on the sale of such shares in the total aggregate amount of $768,000. In addition, Roth Capital was issued a warrant to purchase 1,571,357 shares of our common stock. In September 2004, the terms of the June Private Placement were renegotiated and the majority of the issued shares of common stock and warrants were cancelled and replaced by the Senior Notes.

         During the fiscal year ended June 30, 2005, holders of certain Senior Notes converted an aggregate of $715,000 in principal and approximately $12,000 in accrued interest into an aggregate of 2,907,295 shares of our common stock at a conversion price of $0.25 per share.

         During the fiscal year ended June 30, 2006, holders of certain Senior Notes converted an aggregate of $433,000 in principal and approximately $17,000 in accrued interest into an aggregate of 2,646,476 shares of our common stock at a conversion price of $0.17 per share.

         Subsequent to fiscal year end, holders of certain Senior Notes converted an aggregate of $168,000 in principal into an aggregate of 988,235 shares of our common stock at a conversion price of $0.17 per share.

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

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2006, have an accumulated deficit of $493.7 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT

         For the years ended June 30, 2006 and 2005, we incurred research and development expenses of $1.8 million and $856,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $159 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         Astral, our wholly owned subsidiary until September 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the years ended June 30, 2006 and 2005, Astral incurred net research and development expenses of approximately $25,000 and $1.1 million largely due to the $720,000 expense of the assignment of intellectual property agreement with Mixture Sciences in 2005, respectively. In September 2005, pursuant to the Astral Agreement, $730,000 accrued Astral expenses were assumed by MultiCell. (See Note 4 to our accompanying consolidated financial statements.)

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2006 AS COMPARED WITH YEAR ENDED JUNE 30, 2005

         Our revenue decreased to $129,000 for the year ended June 30, 2006, compared to $1.5 million for the year ended June 30, 2005. This year's revenue was primarily royalties received from sales other than IMAGENT. The prior year's revenue was primarily $1.4 million received per the terms of a milestone and royalty buy-out agreement.

         Research and development expenses decreased by $102,000, or 5%, to $1.8 million for the year ended June 30, 2006, compared to $1.9 million for the year ended June 30, 2005. The decrease in research and development expenses was primarily due to the assumption of Astral expenses by MultiCell per the Astral Agreement in September 2005 (see Note 4 to our accompanying consolidated financial statements), which expenses totaled $1.1 million during the year ended June 30, 2005, partially offset by an increase of $953,000 spent on OXYGENT-related activities during the current year in preparation for a Phase 2 Proof of Concept clinical study in Europe and the transfer of our production technology to an FDA-approved GMP facility.

         General and administrative expenses decreased by $2.2 million, or 64%, to $1.2 million for the year ended June 30, 2006, compared to $3.4 million for the year ended June 30, 2005. The decrease in general and administrative expenses was primarily due to a $2.1 million decrease in legal fees and litigation expense, including the reduction of the amount owed to HUB by Alliance per the settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit with the difference netted against litigation expenses. (See "Item 3. Legal Proceedings" above.)

         For the year ended June 30, 2006, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement (see Note 4 to our accompanying consolidated financial statements) and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the year in connection with the IMAGENT asset sale transaction. For the year ended June 30, 2005, we recorded a net gain on the disposition of assets of $306,000, resulting from the recording of payments of $128,000 from Imcor, and the assumption by Imcor of obligations and settlements with various vendors and creditors of $178,000 during the year. (For additional information regarding the IMAGENT asset sale transaction, see "Liquidity & Capital Resources" below and
Note 5 to our accompanying consolidated financial statements.)

         For the year ended June 30, 2006, we recorded a gain on change in fair value of derivative liability of $2.6 million related to recording derivative liabilities at fair value in connection with the amendment to our Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (the "Amendment") in April 2006 (see Note 6 to our accompanying consolidated financial statements).

         Investment income increased to $198,000 for the year ended June 30, 2006, compared to $141,000 for the year ended June 30, 2005. The increase was primarily a result of higher interest rates.

         Other income was $82,000 for the year ended June 30, 2006, compared to $378,000 for the year ended June 30, 2005, both of which were the result of proceeds recorded from sales of raw material inventory (which was previously written off).

         Interest expense and loss on extinguishment of debt was $10.8 million in aggregate for the year ended June 30, 2006, an increase of 300% compared to $2.7 million for the year ended June 30, 2005. The expense for the current year was primarily the result of the loss on extinguishment of debt resulting from the fair value of the conversion feature recorded in connection with the Amendment of the Senior Notes entered into in April 2006 and the accrued interest on such Senior Notes (see Note 6 to our accompanying consolidated financial statements). The expense for the prior year was primarily the result of the beneficial conversion feature ("BCF") expense recorded in connection with the exchange of our common stock for the Senior Notes in September 2004 and the accrued interest on such Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to June 30, 2006, we had received $243 million in net proceeds from sales of our equity securities, $260.5 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.4 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

         At June 30, 2006, we had approximately $3.6 million in cash and cash equivalents compared to $6.8 million at June 30, 2005. The decrease resulted primarily from the net cash used in operations of $3.3 million, and the purchase of $15,000 of equipment, partially offset by cash received from Imcor of $200,000. At June 30, 2006, we had a working capital deficit of $9.6 million, compared to a working capital deficit of $8.1 million at June 30, 2005. The deficit increase was principally due to the compromise of the HUB litigation award and settlement (see "Item 3. Legal Proceedings" above), assumption of certain liabilities by MultiCell per the Astral Agreement (see Note 4 to our accompanying consolidated financial statements) and settlements with various vendors partially offset by the fair value of the derivative liability of $841,000 and the increase in net cash used in operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $3.3 million for the year ended June 30, 2006, compared to $1.7 million for the year ended June 30, 2005. The increase in net cash used in operating activities during the year ended June 30, 2006 was primarily due to no license fee receipts and a decrease in receipts from the sale of raw material.

         There was no cash provided by financing activities for the years ended June 30, 2006 and June 30, 2005.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors and made cash payments to us in an approximate amount of $1.8 million. In addition, Imcor has assumed or we have settled $20.9 million in liabilities in full satisfaction of $26.4 million of the foregoing debt. In addition, Alliance and Imcor were co-plaintiffs in the Amersham Litigation (See
Item 3). On September 19, 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligations under the IMAGENT Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement. In addition, the parties have agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements.

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

         On December 22, 2004, PFC Therapeutics and LEO signed the LEO Exclusivity Agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement, which amount is recorded as deferred revenue and included in current liabilities in our consolidated balance sheet at June 30, 2006. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2 Proof of Concept clinical study in surgery patients to be conducted by us to confirm the results of an earlier study. We anticipate that the Phase 2 study will be completed in the first half of calendar 2007. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the Phase 2 clinical trial described above.

         On May 13, 2005, PFC Therapeutics and Double-Crane entered into the Double-Crane Agreement whereby Double-Crane was granted the right to develop and commercialize OXYGENT in the PRC. Double-Crane made an upfront license fee payment of $500,000, which amount is recorded as deferred revenue and included in current liabilities in our consolidated balance sheet at June 30, 2006, and they will be obligated to make milestone and royalty payments to us. In addition, Double-Crane will be responsible for conducting clinical trials in the PRC, in accordance with international guidelines, necessary to receive marketing approval for OXYGENT and we will have the right to use any data derived from these clinical trials in other territories. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC. Double-Crane will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         On September 6, 2005, Alliance and Astral entered into the Astral Agreement with MultiCell and Astral Therapeutics pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics in exchange for 490,000 shares of common stock of Astral Therapeutics.

         In April 2006, Alliance entered into the Amendment of its Senior Notes (see Note 6 to our accompanying consolidated financial statements). Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives.

         As a result of the Amendment of the Senior Notes, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. The Company was required to classify all non-employee options and warrants as derivative liabilities and record them at their fair values at each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. Accordingly, Alliance recognized $2.6 million in other income and a derivative liability balance of $841,000 at June 30, 2006 based on the fair value of such instruments.

         If the holders of our Senior Notes do not demand repayment in April 2007, we believe we now have working capital to fund our operations for the next 12 months; however, we currently do not have the resources to repay the Senior Notes and, if the holders of our Senior Notes demand payment when it is due in April 2007, they may be able to force our liquidation. Therefore, we may seek additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         At June 30, 2006, the following approximate debt obligations were outstanding:

         (a)      $498,000 owed to various vendors;

         (b) $82,000 in accrued expenses, primarily consisting of payroll-related expenses;

         (c) $841,000 in derivative liability in connection with the Amendment to our Senior Notes;

         (d) $11.2 million in Senior Notes, including $1.2 million in accrued interest;

         (e) $1.3 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

SUBSEQUENT EVENTS

         Subsequent to fiscal year end, holders of certain Senior Notes converted an aggregate of $168,000 in principal into an aggregate of 988,235 shares of our common stock at a conversion price of $0.17 per share.

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in conformity with accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These estimates and assumptions affect the reported balances and amounts within our consolidated financial statements and supporting notes thereto. Our critical accounting policies are disclosed in Note 1 to our accompanying consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS

                          ALLIANCE PHARMACEUTICAL CORP.
                          -----------------------------

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------


                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                 25
Consolidated Balance Sheet at June 30, 2006                             26

Consolidated Statements of Operations for the Years
         Ended June 30, 2006 and 2005                                   27

Consolidated Statements of Stockholders' Deficit for the Years
         Ended June 30, 2006 and 2005                                   28

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 2006 and 2005                                   29

Notes to Consolidated Financial Statements                              30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. (the "Company") as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2006 and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /S/ CORBIN & COMPANY LLP

Irvine, California
September 6, 2006


ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------

                                                                                    JUNE 30,
                                                                                      2006
                                                                                  -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $   3,643,000
    Other current assets                                                                 54,000
                                                                                  -------------
            Total current assets                                                      3,697,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                      87,000
OTHER ASSETS - NET                                                                       10,000
                                                                                  -------------
                                                                                  $   3,794,000
                                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                              $     498,000
    Accrued expenses                                                                     82,000
    Derivative liability                                                                841,000
    Deferred revenue                                                                    600,000
    Senior notes payable and accrued interest                                        11,248,000
                                                                                  -------------
            Total current liabilities                                                13,269,000

OTHER LIABILITIES                                                                     1,250,000
                                                                                  -------------

            Total liabilities                                                        14,519,000
                                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value; 5,000,000 shares authorized; Series F preferred stock - 793,750 shares issued and outstanding,
       liquidation preference of $31,750,000                                              8,000
    Common stock - $0.01 par value; 125,000,000 shares authorized;
       37,476,303 shares issued and outstanding                                         375,000
    Additional paid-in capital                                                      482,612,000
    Accumulated deficit                                                            (493,720,000)
                                                                                  -------------
            Total stockholders' deficit                                             (10,725,000)
                                                                                  -------------
                                                                                  $   3,794,000
                                                                                  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------


                                                                                    Years ended June 30,
                                                                          2006                                2005
                                                                   -------------------                 -------------------

REVENUES:
     Royalty, license and research                                 $          129,000                  $        1,477,000
                                                                   -------------------                 -------------------

OPERATING EXPENSES:
     Research and development                                               1,833,000                           1,935,000
     General and administrative                                             1,196,000                           3,365,000
                                                                   -------------------                 -------------------
                                                                            3,029,000                           5,300,000
                                                                   -------------------                 -------------------
LOSS FROM OPERATIONS                                                       (2,900,000)                         (3,823,000)

INVESTMENT INCOME                                                             198,000                             141,000
OTHER INCOME                                                                   82,000                             378,000
LOSS ON EXTINGUISHMENT OF DEBT                                            (10,076,000)                                  -
INTEREST EXPENSE                                                             (732,000)                         (2,745,000)
DECREASE IN FAIR VALUE OF DERIVATIVE LIABILITY                              2,647,000                                   -
GAIN ON DISPOSITION OF LIABILITIES                                            730,000                                   -
GAIN ON DISPOSITION OF ASSETS - NET                                           476,000                             306,000
                                                                   -------------------                 -------------------
NET LOSS                                                           $       (9,575,000)                 $       (5,743,000)
                                                                   ===================                 ===================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                       $            (0.27)                 $            (0.15)
                                                                   ===================                 ===================

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED                     35,320,000                          39,276,000
                                                                   ===================                 ===================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                 CONVERTIBLE
                                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                      TOTAL
                                              -----------------------------------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                               SHARES   AMOUNT     SHARES      AMOUNT       CAPITAL        DEFICIT        DEFICIT
                                              --------- ------ -------------  ---------  -------------  -------------  ------------

BALANCES AT JULY 1, 2004                        794,000 $8,000    59,969,000  $ 600,000  $ 475,087,000  $(478,402,000) $ (2,707,000)
     Rescission of private placement                 --     --   (30,546,000)  (306,000)   (10,386,000)            --   (10,692,000)
     Reclassification of warrant liability           --     --            --         --      7,942,000             --     7,942,000
     Beneficial conversion feature
         on senior notes                             --     --            --         --      2,238,000             --     2,238,000
     Issuance of common stock in
         exchange for warrant cancellation           --     --     2,500,000     25,000        (25,000)            --            --
     Issuance of common stock upon conversion
         of senior notes and accrued interest        --     --     2,907,000     29,000        698,000             --       727,000
     Compensatory stock options                      --     --            --         --         15,000             --        15,000
     Net loss                                        --     --            --         --             --     (5,743,000)   (5,743,000)
                                              --------- ------ -------------  ---------  -------------  -------------  ------------
BALANCES AT JUNE 30, 2005                       794,000  8,000    34,830,000    348,000    475,569,000   (484,145,000)   (8,220,000)
     Beneficial conversion feature
         on senior notes                             --     --            --         --     10,076,000             --    10,076,000
     Reclassification of fair value of
         non-employee options and warrants           --     --            --         --     (3,488,000)            --    (3,488,000)
     Issuance of common stock upon conversion
         of senior notes and accrued interest        --     --     2,646,000     27,000        423,000             --       450,000
     Compensatory stock options                      --     --            --         --         32,000             --        32,000
     Net loss                                        --     --            --         --             --     (9,575,000)   (9,575,000)
                                              --------- ------ -------------  ---------  -------------  -------------  ------------
BALANCES AT JUNE 30, 2006                       794,000 $8,000    37,476,000  $ 375,000  $ 482,612,000  $(493,720,000) $(10,725,000)
                                              ========= ====== =============  =========  =============  =============  ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                     Years ended June 30,
                                                                                   2006                2005
                                                                                ------------       ------------
OPERATING ACTIVITIES:
     Net loss                                                                   $ (9,575,000)      $ (5,743,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                             22,000             11,000
            Interest and beneficial conversion expense                            10,076,000          2,238,000
            Accrued interest on senior notes                                         732,000            502,000
            Compensatory stock options and warrant issuance                           32,000             15,000
            Decrease in fair value of derivative liability                        (2,647,000)                --
            Gain on disposition of liabilities                                      (730,000)                --
            Gain on disposition of assets - net                                     (476,000)          (306,000)
            Changes in operating assets and liabilities:
               Restricted cash and other assets                                    1,042,000             49,000
               Accounts payable and accrued expenses and other                    (1,800,000)         1,518,000
                                                                                ------------       ------------
Net cash used in operating activities                                             (3,324,000)        (1,716,000)
                                                                                ------------       ------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (15,000)           (59,000)
     Proceeds from sale of assets                                                    200,000            128,000
                                                                                ------------       ------------
Net cash provided by investing activities                                            185,000             69,000
                                                                                ------------       ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,139,000)        (1,647,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     6,782,000          8,429,000
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  3,643,000       $  6,782,000
                                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock in exchange for cancellation of warrant$                    --       $     25,000
                                                                                ============       ============
     Issuance of senior convertible notes in connection
        with cancellation of common stock and warrants                          $         --       $ 10,692,000
                                                                                ============       ============
     Issuance of senior convertible notes for secured convertible note          $         --       $    500,000
                                                                                ============       ============
     Issuance of common stock upon conversion of senior notes and interest      $    450,000       $    727,000
                                                                                ============       ============
     Reclassification of warrant liability                                      $         --       $  7,942,000
                                                                                ============       ============
     Reclassification of the estimated fair value of non-employee
        options and warrants to derivative liability                            $  3,488,000       $         --
                                                                                ============       ============
     Beneficial conversion feature on Senior Notes                              $ 10,076,000       $         --
                                                                                ============       ============

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through June 30, 2006 and has negative working capital at that date of approximately $9.6 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Notes 6 and 8, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006. Because the holders of the Senior Notes were willing to renegotiate their terms and did not demand repayment in March 2006 (see Note 6), the Company believes it has working capital to fund its operations for the next 12 months. The maturity date of the Senior Notes was extended to April 1, 2007; however, the Company will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If the Company is unable to do so, it will not have adequate resources to pay the amount due to the Senior Note holders and such holders may initiate liquidation proceedings against it. Therefore, the Company is seeking additional collaborative research and development relationships with suitable corporate partners for its products. Further, additional equity or debt financing may be required to fund ongoing operations. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

         The accompanying consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries Molecular Biosystems, Inc. ("MBI") and Astral, Inc. ("Astral") (until September 6, 2005), and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). The Company's subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates made by management include, among others, recoverability of property, plant and equipment and the valuation of deferred tax assets and derivative liabilities. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS
-------------------------

         The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------

         Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At June 30, 2006, the Company had approximately $3.6 million in these accounts in excess of the FDIC insurance limits.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

         Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property, plant and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At June 30, 2006, management has determined that there is no impairment of property, plant and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property, plant and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
-------------------------------------

         As a result of the amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (the "Amendment") in April 2006 (see Note 6), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $3.5 million as of the Amendment date, and record them at their fair values at the date of the Amendment. Any change in fair value is required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company has a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At the date of the Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. During the year ended June 30, 2006, the Company recognized other income of $2.6 million related to recording the derivative liability at fair value. At June 30, 2006, the derivative liability balance is $841,000.

         Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended June 30, 2006: dividend yield of 0%; annual volatility of 265%; and risk free interest rate of 4.95%.

         The following is a summary of the changes to the derivative liability during the year ended June 30, 2006:

               Derivative liability, June 30, 2005         $        --

               Derivative liability added during 2006        3,488,000

               Change in fair value                         (2,647,000)
                                                           -----------
               Derivative liability, June 30, 2006         $   841,000
                                                           ===========

REVENUE RECOGNITION
-------------------

         The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the years ended June 30, 2006 and 2005, the Company incurred research and development expenses of approximately $1.8 million and $1.9 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of June 30, 2006 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE
----------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares (approximating 85,000 and 34,000 at June 30, 2006 and 2005, respectively) have been excluded from the calculation of diluted loss per share for the years ended June 30, 2006 and 2005, as their inclusion would be anti-dilutive.

INCOME TAXES
------------

         The Company accounts for income taxes in accordance with the asset and liability method for financial accounting and reporting purposes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BENEFICIAL CONVERSION FEATURE
-----------------------------

         The convertible feature of the Senior Notes provides for a fixed rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO," and EITF Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. Since the BCF was incurred in connection with the modification of the debt instrument (See Note 6), the entire amount of $10.1 million was recorded as a loss on extinguishment of debt and is included in the accompanying consolidated statement of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

         SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of July 1, 2006. The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2007.

         SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

         As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

         At June 30, 2006, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 7). During the years ended June 30, 2006 and 2005, no stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                      2006                  2005
                                               ------------------   -------------------
Net loss as reported                           $      (9,575,000)   $       (5,743,000)
      Total stock-based employee compensation
          expense determined under fair-value-
          based method for all awards, net
          of tax-related effects                        (291,000)             (693,000)
                                               ------------------   -------------------
      Pro forma net loss                       $      (9,866,000)   $       (6,436,000)
                                               ==================   ===================
Net loss per share, basic and diluted:
      As reported                              $           (0.27)   $            (0.15)
                                               ==================   ===================
      Pro forma                                $           (0.28)   $            (0.16)
                                               ==================   ===================

         The impact of outstanding non-vested stock options granted prior to 1996 (the effective date of SFAS No. 123) has been excluded from the pro forma calculations; accordingly, the pro forma adjustments for 2006 and 2005 are not indicative of future period pro forma adjustments if the calculation reflected all applicable stock options. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2006 and 2005, respectively: risk-free interest rate range of 4.95% to 5.05% and 3.3% to 4.3%; dividend yield of 0% for both years; volatility factor of 567% and 365%; and a weighted-average expected term of 7 years for both years. The estimated weighted average fair value at grant date for the options granted during 2006 and 2005 was $0.11 and $0.29 per option, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

COMPREHENSIVE INCOME (LOSS)
---------------------------

         The Company did not have any items of comprehensive income (loss) during the years ended June 30, 2006 and 2005.

2.  FINANCIAL STATEMENT DETAILS

PROPERTY, PLANT AND EQUIPMENT - NET
-----------------------------------

         Property, plant and equipment consist of the following at June 30, 2006:

           Furniture, fixtures and equipment                  $         201,000
           Less accumulated depreciation and amortization              (114,000)
                                                              ------------------
                                                              $          87,000
                                                              ==================

OTHER LIABILITIES
-----------------

         Other liabilities consist of approximately $1.3 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any (see Note 5). In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

3.  PFC THERAPEUTICS, LLC

         On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2006. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2006.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier study. The Company anticipates that the "proof of concept" study will be completed in the first half of calendar 2007. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial described above.

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

4.  ASTRAL, INC.

         On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and is obligated to pay the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that is secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral's obligations under Astral's assignment agreement with Mixture Sciences, Inc. ("Mixture Sciences"). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities during the year ended June 30, 2006) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics' name was changed to MultiCell Immunotherapeutics, Inc. ("MCTI").

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

5.  SALE OF IMAGENT(R) ASSETS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005 and approximately $476,000 during the year ended June 30, 2006 related to the disposition of these assets. To date, Alliance has recorded approximately $26.4 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.8 million of Alliance's obligations, and approximately $20.9 million related to settlement agreements or Imcor's assumed obligations of Alliance. In September 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligation under the IMAGENT Asset Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement, and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset. In addition, the parties agreed to a settlement of the Amersham Litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases (see Part II, Item 1). Alliance received $200,000 as a result of the above settlement agreements during the year ended June 30, 2006.

         The detail of items comprising the gain on disposition of IMAGENT assets for the years ended June 30, 2006 and 2005 is calculated as follows (in thousands):

                                                                              2006             2005
                                                                           ------------     ------------
         Cash payments funded by Imcor for liabilities of Alliance         $       200      $       128
         Assumption by Imcor of operating liabilities and other debt
           and settlements with vendors and creditors of Alliance                  276              178
                                                                           ------------     ------------
         Gain on sale of assets of IMAGENT to Imcor                        $       476      $       306
                                                                           ===========      ============

6.  DEBT OBLIGATIONS

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

SENIOR NOTES PAYABLE
--------------------

         On July 2, 2004, Nycomed Denmark ApS ("Nycomed") notified the Company that it was unilaterally terminating its Development, Assignment and Supply Agreement (the "Nycomed Agreement") effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement (see Note 8). After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement.

         On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the $11 million invested in the June 2004 Private Placement (see Note 8) elected to rescind the June 2004 Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June 2004 Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors Senior Notes convertible into common stock at $0.25 per share, which was subsequently amended (see below), in principal amounts equal to the amounts such investors invested in the June 2004 Private Placement.

         After giving effect to both transactions, the Company issued 880,714 shares of common stock and warrants to purchase 660,536 shares of common stock in the June 2004 Private Placement, and the Company issued Senior Notes in an aggregate principal amount of approximately $10.7 million.

         On September 24, 2004, the Company recorded a BCF charge of approximately $2.2 million (included in interest expense), based on the difference between the $0.25 conversion rate of the Senior Notes and the closing price of $0.30 of the Company's common stock on September 24, 2004. Such BCF charge includes the conversion of the $500,000 PFC Note (see above).

         The Senior Notes were due March 24, 2006, and bore interest at 6% per annum. In April 2006, the Company entered into the Amendment with each of the existing holders of Alliance's Senior Notes. Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17, and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to the amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments Alliance actually receives.

         Since the Amendment of the Senior Notes results in terms that, pursuant to EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS," are substantially different from the terms of the original Senior Notes, the modification was treated as an extinguishment of debt in the year ended June 30, 2006. The Company recorded a total debt discount of $10.1 million in connection with the conversion feature of the amended Senior Notes, based on the difference between the $0.17 amended conversion rate of the Senior Notes and the closing price of $0.32 of the Company's common stock on the date of the Amendment. The discount was immediately recorded as an expense in connection with the extinguishment of debt and is included in the accompanying consolidated statement of operations.

         The Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding and options, warrants and exercisable convertible instruments (see Note 1). As a result, under EITF 00-19, all non-employee options and warrants are classified as derivative liabilities and recorded at their fair values at each balance sheet date. The Company recognized other income of $2.6 million during the year ended June 30, 2006. At June 30, 2006, the derivative liability balance is $841,000.

         The Senior Notes can be converted at anytime prior to the maturity date. During the fiscal year ended June 30, 2006, holders of certain Senior Notes converted an aggregate of $433,000 in principal and approximately $17,000 in accrued interest into an aggregate of 2,646,476 shares of our common stock at a conversion price of $0.17 per share. At June 30, 2006, the principal and accrued interest balance approximates $10 million and $1.2 million, respectively.

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

8.  STOCKHOLDERS' DEFICIT

JUNE 2004 PRIVATE PLACEMENT
---------------------------

         In June 2004, the Company completed its June 2004 Private Placement, a private placement of 31,427,137 shares of its common stock for aggregate gross proceeds of $11 million. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10 million. In connection with this transaction, the Company also issued five-year warrants to purchase an additional 23,570,357 shares of its common stock at an exercise price of $0.50 per share. The Company also issued warrants to the placement agent to purchase 1,571,357 shares of its common stock. Pursuant to the terms of the registration rights agreements entered into in connection with the June 2004 Private Placement, the Company was required to pay a cash penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agent's warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 3.4%, the contractual life of 5 years and volatility of 139%. In accordance with EITF No. 00-19, the estimated fair value in the amount of $7.9 million was recorded as a liability, with an offsetting charge to additional paid-in capital. The warrant liability was reclassified to additional paid-in capital as of September 30, 2004, the date of effectiveness of the registration statement, which is the date the potential for a cash penalty ceased.

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement, which resulted in the return of 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million and the issuance of Senior Notes (see Note 6) in the same amount.

STOCK OPTION PLANS
------------------

         The Company has a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the "2000 Plan" and the "2001 Plan"). These plans provide for the granting of options to purchase shares of the Company's common stock (up to an aggregate of 2,100,000 and 6,000,000 shares under the 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants. The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years, are determined by the Compensation Committee of the Board of Directors.

         During the year ended June 30, 2006, the Company granted 467,500 options at an exercise price of $0.11 per share with expiration dates 10 years from the grant dates and incurred $32,000 in compensatory stock option expense prior to the date of the Amendment. During the year ended June 30, 2005, the Company granted 1,617,500 options at an average weighted exercise price of $0.29 per share with expiration dates 10 years from the grant dates and incurred $15,000 in compensatory stock option expense.

         The following table summarizes stock option activity under all plans for the two years ended June 30, 2006:

                                                                                  Weighted
                                                               Shares             Average Price
                                                            --------------     ---------------
Balance at July 1, 2004                                         1,600,483      $      13.4
                                Granted                         1,617,500      $      0.29
                                Terminated/Expired               (368,765)     $      11.2
                                                            --------------
Balance at June 30, 2005                                        2,849,218      $      6.22
                                Granted                           467,500      $      0.11
                                Terminated/Expired               (379,700)     $      3.16
                                                            --------------
Balance at June 30, 2006                                        2,937,018      $      5.65
                                                            ==============

Available for future grant under the 2000 Plan                     24,500
Available for future grant under the 2001 Plan                  3,968,610
                                                            --------------
                                                                3,993,110
                                                            ==============

         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006:

                                    Weighted      Average                      Weighted
Range of                            Average      Remaining                     Average
Exercise              Number        Exercise    Contractual      Number        Exercise
Prices              Outstanding       Price         Life       Exercisable       Price
----------------------------------------------------------------------------------------
$0.11                442,500          $0.11      9.31 years      210,000         $0.11
$0.15 - $0.25        138,500          $0.17      7.20 years      107,250         $0.17
$0.29              1,410,000          $0.29      8.43 years    1,017,500         $0.29
$0.30 - $0.44        319,000          $0.41      7.94 years      319,000         $0.41
$3.10 - $4.90        232,000          $3.15      5.35 years      232,000         $3.15
$13.75 - $25.00      169,158         $17.55      3.59 years      169,158        $17.55
$33.44 - $73.75      225,860         $54.35      2.28 years      219,860        $54.04
                 -----------                                 -----------
                   2,937,018          $5.65      7.51 years    2,274,768         $7.05
                 ===========                                 ===========

         At June 30, 2005, 1,805,598 options were exercisable at a weighted average exercise price of $9.23 per share.

WARRANTS
--------

         At June 30, 2006, the Company had warrants outstanding to purchase 14,237,619 shares of common stock at prices ranging from $0.17 to $0.50 per share. The warrants expire on various dates from October 2006 through June 2009. During the years ended June 30, 2006 and 2005, the Company did not grant any warrants and no warrants were exercised. During 2005, 260,000 warrants expired and 22,909,821 warrants were rescinded in connection with the issuance of the Senior Notes (See Note 6).

         The following table summarizes common shares reserved for issuance at June 30, 2006 on exercise or conversion of:

         Series F convertible preferred stock                        635,000
         Common stock options                                      6,930,128
         Common stock warrants                                    14,237,619
                                                            -----------------
         Total common shares reserved for issuance                21,802,747
                                                            =================



9.  INCOME TAXES

         No provision for income taxes was recorded for the years ended June 30, 2006 and 2005 due to the significant net operating loss carryforwards.

         The significant components of the Company's deferred tax assets as of June 30, 2006 are shown below. A valuation allowance of $219 million, of which $1.1 million is related to the year ended June 30, 2006, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

         Deferred tax assets consist of the following:

         Net operating loss carryforwards                  $       188,545,000
         Research and development credits                           27,000,000
         Capitalized research expense                               17,902,000
         Other - net                                                    20,000
                                                           --------------------
         Total deferred tax assets                         $       233,467,000
         Valuation allowance for deferred tax assets              (233,467,000)
                                                           --------------------
         Net deferred tax assets                           $                 -
                                                           ====================

         Approximately $4 million of the valuation allowance for deferred tax assets relates to stock option deductions, a portion of which, if recognized, may be allocated to contributed capital.

         At June 30, 2006, the Company had federal and various state net operating loss carryforwards of approximately $520 million and $72 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. No federal tax loss carryforwards expired in fiscal 2006; however, carryforwards will begin to expire in fiscal 2009 unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $19 million and $8 million, respectively. No federal research and development tax credit carryforwards expired in fiscal 2006; however, carryforwards will begin to expire in fiscal 2009 unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50%; therefore, a significant portion will expire prior to being fully utilized.

10.  COMMITMENTS AND CONTINGENCIES

LEASES
------

         The Company leases the facilities in which it operates under certain operating leases. Payments for the office facilities approximate $10,000 per month and expire through September 2007.

         Rental expense for operating leases approximated $101,000 and $95,000 for the years ended June 30, 2006 and 2005, respectively. Estimated rental obligations under such leases are $120,000 for fiscal 2007 and $30,000 for fiscal 2008.

LITIGATION
----------

         On July 2, 2003, HUB Properties Trust ("HUB") filed a lawsuit in the Superior Court of the State of California for the County of San Diego against us, Immune Complex and other parties. The suit alleged that the defendants were liable to HUB for damages stemming from HUB's inability to lease two properties due to defendants' failure to timely deactivate the radiological materials licenses on the properties. The suit was for damages in excess of the $779,000 security deposit. Initially, HUB sought in excess of $3.5 million in damages. On August 21, 2003, Immune Complex filed its cross-complaint for indemnity against us. The Company filed a cross-complaint against HUB for damages (a refund of all or some of the security deposit). In June of 2004, Alliance deposited $1 million into a controlled bank account as security for any liability the Company might incur as a result of the HUB litigation. Because of certain pre-trial rulings limiting HUB's claim, the damages HUB sought at trial were approximately $3 million. In addition, the parties stipulated prior to trial that Alliance owed HUB approximately $638,000 in damages based on HUB's allegations. On April 27, 2005, the jury returned a verdict in favor of HUB in the amount of $1,479,000. The Court signed a judgment incorporating this verdict on April 28, 2005. HUB also sought inclusion in the judgment of an award of pre- and post-judgment interest, as well as attorney fees and costs, totaling approximately $1,370,000. The court ruled that HUB was entitled to attorney fees of $750,000, costs of $60,000 and pre-judgment interest of $4,000. Both HUB and Alliance filed Notices of Appeal. Alliance remitted $779,000 of the $2.3 million judgment in the form of a security deposit. In September 2005, per the controlled bank account agreement, HUB withdrew the $1 million security amount plus approximately $11,000 in interest in partial satisfaction of the judgment award. In November 2005, Alliance and HUB entered into a settlement and mutual release agreement whereby the award balance of approximately $536,000 was reduced and Alliance paid the compromised amount of $400,000 in full settlement of the lawsuit with the difference netted against litigation expenses. Accordingly, the Company expensed approximately $(89,000) and $1.8 million related to the HUB litigation during the years ended June 30, 2006 and 2005, respectively.

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

         On February 23, 2001, a lawsuit was filed against us and some of our officers by two former shareholders of MBI purportedly on behalf of themselves and other MBI shareholders. On March 1, 2001 and March 19, 2001, two additional similar lawsuits were filed by other former shareholders of MBI. The lawsuits, filed in the U.S. District Court for the Southern District of New York, alleged that our registration statement and prospectus filed and issued in connection with the acquisition of MBI contained misrepresentations and omissions of material facts in violation of certain federal securities laws. In May 2001, the actions were consolidated. The plaintiffs were seeking rescission or compensatory damages, payment of fees and expenses, and further relief. In January 2002, the plaintiffs filed a second amended complaint adding an additional securities claim against us and the named officers. In August 2003, the court granted summary judgment as to certain securities claims and dismissed the claims, and denied summary judgment as to other securities claims. On February 15, 2006, the Court approved a settlement of the lawsuit, which was funded by our insurers, and dismissed the lawsuit with prejudice.

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

11.  SUBSEQUENT EVENTS

         Subsequent to fiscal year end, holders of certain Senior Notes converted an aggregate of $168,000 in principal into an aggregate of 988,235 shares of our common stock at a conversion price of $0.17 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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


ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" that the Company intends to include in its definitive proxy statement for Alliance's 2006 Annual Meeting of Shareholders (the "Proxy Statement"). Copies of the Proxy Statement will be duly filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by its Annual Report on Form 10-KSB.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers of the Company:

         DUANE J. ROTH. Mr. Roth, who is 56, has been Chief Executive Officer since 1985 and Chairman since October 1989. Prior to joining Alliance, Mr. Roth served as President of Analytab Products, Inc., an American Home Products company involved in manufacturing and marketing medical diagnostics, pharmaceuticals, and devices. For the previous ten years, he was employed in various sales, marketing, and general management capacities by Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. Roth also serves as CEO of CONNECT, a non-profit technology business accelerator in San Diego.

         B. JACK DEFRANCO. Mr. DeFranco, who is 61, has served as President and Chief Operating Officer since October 2005. From June 2003 to October 2005, Mr. DeFranco was the Senior Vice President and Chief Operating Officer of Imcor Pharmaceutical Co. For the ten years prior to that, Mr. DeFranco was Vice President of Business Development and Marketing with Alliance. Previously, Mr. DeFranco held various management positions in business development, marketing and sales with Smith & Nephew and Johnson and Johnson. In his career he has launched over 20 medical products, many of which were related to blood transfusion safety. Mr. DeFranco holds a BS in Biology from Stephen F. Austin University and an MBA and a Masters in Finance from Fairleigh Dickenson University.

         EDWARD C. HALL. Mr. Hall has been our Chief Financial Officer since July 2004, on a part-time basis. Mr. Hall has held senior financial executive positions with both public and privately held life sciences and technology companies for over 25 years. Prior to his appointment as our Chief Financial Officer, he served as Vice President and Chief Financial Officer of Chromagen, Inc., a private biotech tools company that develops proteomic and genomic assays for use in drug discovery. Prior to that Mr. Hall was Vice President, Finance and Chief Financial Officer of Cytel Corporation, a public biotech company and developer of anti-inflammatory drugs. Mr. Hall also currently serves as Chief Financial Officer of Grubb&Ellis|BRE a commercial real estate brokerage firm in San Diego and is a Partner of Tatum LLC.

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

ITEM 13. EXHIBITS

         (a)      Index to Exhibits

EXHIBIT           DESCRIPTION
-------           -----------

2.7 Asset Contribution Agreement dated September 7, 2005 by and among Alliance Pharmaceutical Corp. MultiCell Technologies, Inc., Astral, Inc. and Astral Therapeutics, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on September 8, 2005).

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

4.4 Warrant issued to Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 4.3 of the 4.4 Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).


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

10.3 First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for 3 the quarter ended December 1998.)

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

10.13 Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 1, 1999).

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

10.38 Letter Agreement dated as of May 1, 2001, between the Company and Baxter Healthcare Corporation amending the Deferred Stock Purchase Agreement dated May 19, 2000. (3) (incorporated by reference to Exhibit t0(jjj) of the 2001 10-K).

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

10.77 Exclusivity Agreement dated December 22, 2004, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.77 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004). (1)

10.78 Amendment to Exclusivity Agreement dated February 25, 2005, between PFC Therapeutics, LLC and LEO Pharma A/A (incorporated by reference to Exhibit 10.78 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005).
                  (1)

10.79 Amendment to Supplemental Agreement dated February 7, 2005, between the Company and Nektar Therapeutics (incorporated by reference to Exhibit 10.79 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

10.80 Development, License and Supply Agreement dated May 13, 2005, between PFC Therapeutics, LLC and Beijing Double-Crane Pharmaceutical Co., Ltd. and related License Agreement. (1)

10.81 Settlement Agreement and License dated as of September 19, 2005 by and among Imcor Pharmaceutical Co., GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health
                  AS), Alliance Pharmaceutical Corp. and Molecular Biosystems, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2005).

10.82 Settlement Agreement dated as of September 19, 2005 by and between Imcor Pharmaceutical Co. and Alliance Pharmaceutical Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2005).

10.83 Omnibus Amendment to Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 20, 2006).

10.84 Form of Amended and Restated Note (incorporated by reference to the Company's Current Report on Form 8-K filed on April 20,
                  2006).

14.1 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,
                  2004).

21.1              Subsidiaries *

23.1              Consent of Independent Registered Public Accounting Firm.*

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

32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
_________
* Filed Herewith.
# Indicates management contract or compensatory plan or arrangement.
(1) Portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the SEC.

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

SIGNATURES

         In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALLIANCE PHARMACEUTICAL CORP.

                                        (Registrant)

Date: September 27, 2006                By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                        By: /s/ Edward C. Hall
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/                                   Chairman, Chief Executive Officer
---------------------------              (PRINCIPAL EXECUTIVE OFFICER)
Duane J. Roth

   /s/                                   Chief Financial Officer (PRINCIPAL
--------------------------               FINANCIAL OFFICER)
Edward C. Hall

   /s/                                   Director
--------------------------
Theodore D. Roth

   /s/                                   Director
--------------------------
Pedro Cuatrecasas, M.D.

   /s/                                   Director
--------------------------
Carroll O. Johnson

   /s/                                   Director
--------------------------
Stephen M. McGrath

   /s/                                   Director
--------------------------
Jean Riess, Ph.D.