Form 10QSB
period 2006-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2006-11-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---------            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12950

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact name of Registrant as specified in its charter)

New York                                 14-1644018
--------------------------------------   --------------------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification Number)

4660 La Jolla Village Dr, #740
San Diego, California                    92122
--------------------------------------   --------------------------------------
(Address of principal                    Zip Code
executive offices)

Registrant's telephone number,
including area code:                     (858) 410-5200
                                         --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes     X                                No
    ---------                               ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                      No     X
    ---------                               ---------

As of November 10, 2006, Registrant had 39,465,538 shares of its Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:    Yes              No     X
                                                      ---------       ---------

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

INDEX
-----

                                                                        Page No.
                                                                        --------


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet (unaudited)                    3

          Condensed Consolidated Statements of Operations (unaudited)         4

          Condensed Consolidated Statements of Cash Flows (unaudited)         5

          Notes to Unaudited Condensed Consolidated Financial Statements      6


Item 2.   Management's Discussion and Analysis or Plan of Operation          17


Item 3.   Controls and Procedures                                            22


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5    Other Information                                                  23

Item 6.   Exhibits                                                           23


PART I FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30,
                                                                                       2006
                                                                                 -----------------
ASSETS                                                                              (UNAUDITED)
------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $     3,014,000
    Other current assets                                                                   39,000
                                                                                 -----------------
              Total current assets                                                      3,053,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                        89,000
OTHER ASSETS - NET                                                                         10,000
                                                                                 -----------------
                                                                                  $     3,152,000
                                                                                 =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                              $       656,000
    Accrued expenses                                                                       75,000
    Derivative liability                                                                  614,000
    Deferred revenue                                                                      600,000
    Senior notes payable and accrued interest                                          11,158,000
                                                                                 -----------------
              Total current liabilities                                                13,103,000

OTHER LIABILITIES                                                                       1,250,000
                                                                                 -----------------

              Total liabilities                                                        14,353,000
                                                                                 -----------------

STOCKHOLDERS' DEFICIT:
    Preferred stock - $.01 par value; 5,000,000 shares authorized;
         Series F preferred stock - 793,750 shares issued and outstanding,                  8,000
         liquidation preference of $31,750,000
    Common stock - $.01 par value; 125,000,000 shares authorized;
         39,465,538 shares issued and outstanding                                         395,000
    Additional paid-in capital                                                        482,945,000
    Accumulated deficit                                                              (494,549,000)
                                                                                 -----------------
              Total stockholders' deficit                                             (11,201,000)
                                                                                 -----------------
                                                                                  $     3,152,000
                                                                                 =================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               2006               2005
                                                         ----------------   ----------------
                                                                     (UNAUDITED)
REVENUES:
   Royalty, license and research                         $        27,000    $        24,000

OPERATING EXPENSES:
   Research and development                                      603,000            549,000
   General and administrative                                    275,000            405,000
                                                         ----------------   ----------------
                                                                 878,000            954,000
                                                         ----------------   ----------------
LOSS FROM OPERATIONS                                            (851,000)          (930,000)

INVESTMENT INCOME                                                 43,000             51,000
OTHER INCOME                                                           -             82,000
INTEREST EXPENSE                                                (248,000)          (190,000)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY                     227,000                  -
GAIN ON DISPOSITION OF LIABILITIES                                     -            730,000
GAIN ON DISPOSITION OF ASSETS                                          -            476,000
                                                         ----------------   ----------------
NET (LOSS) INCOME                                        $      (829,000)   $       219,000
                                                         ================   ================

NET (LOSS) INCOME PER COMMON SHARE, BASIC                $         (0.02)   $          0.01
                                                         ================   ================
NET (LOSS) INCOME PER COMMON SHARE, DILUTED              $         (0.02)   $          0.01
                                                         ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC                    38,103,000         34,830,000
                                                         ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED                  38,103,000         35,465,000
                                                         ================   ================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            2006               2005
                                                                      ----------------    ----------------
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
   Net (loss) income                                                  $      (829,000)    $       219,000
   Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
      Depreciation and amortization                                             6,000               5,000
      Accrued interest on senior notes                                        248,000             157,000
      Compensatory stock options                                               15,000               5,000
      Change in fair value of derivative liability                           (227,000)                  -
      Gain on disposition of liabilities                                            -            (730,000)
      Gain on disposition of assets                                                 -            (276,000)
      Changes in operating assets and liabilities:
         Other assets                                                          15,000           1,024,000
         Accounts payable and accrued expenses and other                      151,000          (1,293,000)
                                                                      ----------------    ----------------
Net cash used in operating activities                                        (621,000)           (889,000)
                                                                      ----------------    ----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (8,000)                  -
   Proceeds from disposition of assets                                              -             200,000
                                                                      ----------------    ----------------
Net cash (used in) provided by investing activities                            (8,000)            200,000
                                                                      ----------------    ----------------


DECREASE IN CASH AND CASH EQUIVALENTS                                        (629,000)           (689,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,643,000           6,782,000
                                                                      ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     3,014,000     $     6,093,000
                                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of senior notes           $       338,000     $             -
                                                                      ================    ================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     5

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 2006

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

LIQUIDITY AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through September 30, 2006 and has negative working capital at that date of approximately $10.1 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, is due and payable on April 1, 2007. The Company will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If the Company is unable to do so, it will not have adequate resources to pay the amount due to the Senior Note holders and such holders may initiate liquidation proceedings against it. Therefore, the Company is seeking additional collaborative research and development relationships with suitable corporate partners for its products. Further, additional equity or debt financing may be required to fund ongoing operations. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

USE OF ESTIMATES

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

CONCENTRATION OF CREDIT RISK

      Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At September 30, 2006, the Company had approximately $2.9 million in these accounts in excess of the FDIC insurance limits.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

      The Company assesses the recoverability of property, plant and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At September 30, 2006, management has determined that there is no impairment of property, plant and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property, plant and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      As a result of the amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (the "Amendment") in April 2006 (see Note 5), the Company does not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $3.5 million as of the Amendment date, and record them at their fair values at the date of the Amendment. Any change in fair value is required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company has a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At the date of the Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability.

      Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the quarter ended September 30, 2006: dividend yield of 0%; annual volatility of 265%; and risk free interest rate of 4.95%.

      The following is a summary of the changes to the derivative liability during the quarter ended September 30, 2006:

          Derivative liability, June 30, 2006                  $  841,000
          Change in fair value                                   (227,000)
                                                               ----------
          Derivative liability, September 30, 2006             $  614,000
                                                               ==========

REVENUE RECOGNITION

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

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the three-month periods ended September 30, 2006 and 2005, the Company incurred research and development expenses of $603,000 and $549,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of certain of the Company's financial instruments as of September 30, 2006 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

      Basic income (loss) per share was computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if net income was divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and warrants, and the conversion of convertible debt and preferred stock where the effect of those securities is dilutive. All potential dilutive common shares (approximating 37,000) have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2006, as their inclusion would be anti-dilutive. The computations for basic and diluted income (loss) per share are as follows:

                                                    INCOME/(LOSS)           SHARES            INCOME/(LOSS)
                                                     (NUMERATOR)         (DENOMINATOR)          PER SHARE
                                                 -------------------   -----------------   ------------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
     Basic and diluted loss per share            $         (829,000)         38,103,000    $           (0.02)
                                                 ===================   =================   ==================

THREE MONTHS ENDED SEPTEMBER 30, 2005
     Basic income per share:
        Net income                               $          219,000          34,830,000    $            0.01
     Diluted income per share:
        Dilutive stock options and warrants                                           -
        Series F preferred stock                                                635,000
                                                 -------------------   -----------------   ------------------
        Net income plus assumed conversions      $          219,000          35,465,000    $            0.01
                                                 ===================   =================   ==================

ACCOUNTING FOR STOCK-BASED COMPENSATION

      At September 30, 2006, the Company has two stock-based employee compensation plans.

      On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") for periods beginning in the Company's fiscal 2007. In March 2005, the Securities and Exchange Commission (the "SEC") issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three months ended September 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" and, as such, generally recognized no compensation cost for employee stock options. During the quarter ended September 30, 2005, no stock-based employee compensation cost was reflected in the accompanying condensed consolidated statement of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2006 of approximately 2% was based on historical forfeiture experience. The estimated term of option grants for the three months ended September 30, 2006 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

      SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended September 30, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS

      The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four to five-year period beginning on the date of up to one year after the date of grant and have a ten-year term. As of September 30, 2006, the Company is authorized to issue up to 8,100,000 shares under these plans and has 3,993,110 shares available for future issuance.

SUMMARY OF ASSUMPTIONS AND ACTIVITY

      The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. There were no options granted during the three months ended September 30, 2006 and 2005.

      The following table illustrates the effect on net income and net income per share for the three months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting periods:

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                       2005
                                                                ------------------
      Net income:
           As reported                                          $         219,000
           Total stock-based employee compensation
              expense determined under fair-value-based
              method for all awards, net of tax-related effects          (155,000)
                                                                ------------------
           Pro forma                                            $          64,000
                                                                ==================

      Net income per share, basic:
           As reported                                          $            0.01
                                                                ==================
           Pro forma                                            $               -
                                                                ==================

      Net income per share, diluted:
           As reported                                          $            0.01
                                                                ==================
           Pro forma                                            $               -
                                                                ==================

      A summary of option activity as of September 30, 2006 and changes during the three months then ended is presented below:

                                                                      SEPTEMBER 30, 2006
                                                ----------------------------------------------------------------
                                                                       WEIGHTED-AVERAGE
                                                               --------------------------------
                                                                                   REMAINING
                                                    SHARES        EXERCISE        CONTRACTUAL      AGGREGATE
                                                                   PRICE             TERM          INTRINSIC
                                                                                    (YEARS)          VALUE
                                                ----------------------------------------------------------------
Options outstanding at July 1, 2006                2,937,018     $     5.65          7.51
Options granted                                            -
Options forfeited                                    (15,000)    $    73.75
Options exercised                                          -
                                                --------------------------------
Options outstanding at September 30, 2006          2,922,018     $     5.30          7.29            4,425
                                                ----------------------------------------------------------------
Options vested                                        94,375     $     0.26          7.89                -
                                                ----------------------------------------------------------------
Options exercisable at September 30, 2006          2,447,268     $     6.13          7.05            2,100
                                                ================================================================

      There were no options granted or exercised during the three months ended September 30, 2006. Upon the exercise of options, the Company issues new shares from its authorized shares.

      As of September 30, 2006, there was approximately $278,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next five years on average. The total fair value of shares vested during the three months ended September 30, 2006 was approximately $15,000, net of an estimated forfeiture rate of 2%.

      As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the three months ended September 30, 2006 was approximately $15,000 higher than if it had continued to account for share-based compensation under APB 25. Net loss per share for the three months ended September 30, 2006 was approximately the same. The Company allocated all the stock-based compensation expense related to employee and director stock options to general and administrative expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2.    PFC THERAPEUTICS, LLC

      On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 has been deferred, as the Company's obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2006. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

      On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2006.

      On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier study. The Company anticipates that the "proof of concept" study will be completed during calendar 2007. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial described above.

3.    ASTRAL, INC.

      On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and paid the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that was secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral's obligations under Astral's assignment agreement with Mixture Sciences, Inc. ("Mixture Sciences"). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities during the year ended June 30, 2006) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics' name was changed to MultiCell Immunotherapeutics, Inc. ("MCTI").

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

4.    SALE OF IMAGENT(R) ASSETS

      On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005 and approximately $476,000 during the year ended June 30, 2006 related to the disposition of these assets. To date, Alliance has recorded approximately $26.4 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.8 million of Alliance's obligations, and approximately $20.9 million related to settlement agreements or Imcor's assumed obligations of Alliance. In September 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligation under the IMAGENT Asset Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement, and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset. In addition, the parties agreed to a settlement of the Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements during the quarter ended September 30, 2005.

5.    DEBT OBLIGATIONS

PFC NOTE

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

      Since the Amendment of the Senior Notes resulted in terms that, pursuant to EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS," are substantially different from the terms of the original Senior Notes, the modification was treated as an extinguishment of debt in the year ended June 30, 2006. The Company recorded a total debt discount of $10.1 million in connection with the conversion feature of the amended Senior Notes, based on the difference between the $0.17 amended conversion rate of the Senior Notes and the closing price of $0.32 of the Company's common stock on the date of the Amendment. The discount was immediately recorded as an expense in connection with the extinguishment of debt and was included in the consolidated statement of operations at June 30, 2006.

      The Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding and options, warrants and exercisable convertible instruments (see Note 1). As a result, under EITF No. 00-19, all non-employee options and warrants are classified as derivative liabilities and recorded at their fair values at each balance sheet date. During the quarter ended September 30, 2006, the Company recognized other income of $227,000. At September 30, 2006, the derivative liability balance is $614,000.

      The Senior Notes can be converted at anytime prior to the maturity date. During the quarter ended September 30, 2006, holders of certain Senior Notes converted an aggregate of $338,000 in principal into an aggregate of 1,989,235 shares of our common stock at a conversion price of $0.17 per share. At September 30, 2006, the principal and accrued interest balance approximates $9.7 million and $1.5 million, respectively.

OTHER COMMITMENTS

      The Company leases the facilities in which it operates under certain non-cancelable operating leases. Payments for the office facilities approximate $10,000 per month and expire through September 2007.

INDEMNIFICATION OBLIGATIONS

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

PLAN OF OPERATION

      Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of September 30, 2006, have an accumulated deficit of $494.5 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

FORWARD-LOOKING INFORMATION

      Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, including the Company's most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled, "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB.

RESEARCH AND DEVELOPMENT

      For the three months ended September 30, 2006 and 2005, we incurred research and development expenses of $603,000 and $486,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $159.4 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $60 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

      On November 7, 2006, we issued a press release updating our clinical development status. We disclosed that, even though the German Competent Authority (regulatory agency) approved the start of a Phase 2 clinical trial for OXYGENT to prevent post-op ileus resulting from hypoxia during major surgery, the relevant German Ethics Committee responded with a negative vote on the protocol based upon risk/benefit in the cardiac patient population selected. Though we appealed this decision and offered additional clarification and supporting data for the protocol, the German Ethics Committee has informed us that it declines approval of the study protocol as submitted. We are now exploring other options available in Germany, one of which may be the submission of a revised protocol. Further, even though the relevant French Ethics Committee has approved the start of the trial and we have responded to several of the French Competent Authority's review questions, the French Competent Authority is still continuing its consideration of our submission. We believe that if we receive its approval by the end of this calendar year, we could initiate and complete the trial in 2007 and we estimate that we have sufficient funds to do so. If significant adjustments to the protocol are required for approval, we may need additional funds to complete the study.

      In addition, Alliance has successfully completed the technology transfer to its contract manufacturer for the production of clinical trial material. Clinical supplies are currently being produced to meet the requirements of the above clinical trials and of Double-Crane for initiation of its clinical development of OXYGENT.

      Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the three months ended September 30, 2005, Astral incurred research and development expenses of $63,000. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell (see Note 3).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

      Our revenue increased approximately 13% to $27,000 for the three months ended September 30, 2006, compared to $24,000 for the three months ended September 30, 2005. The revenue for both quarters consisted of royalties from products other than IMAGENT.

      Research and development expenses increased by $54,000, or 10%, to $603,000 for the three months ended September 30, 2006, compared to $549,000 for the three months ended September 30, 2005. The increase in research and development expenses was primarily due to an increase in expenses due to certain OXYGENT development activities of $117,000 during the current period, partially offset by the decrease in Astral expenses of $63,000.

      General and administrative expenses decreased by $130,000, or 32%, to $275,000 for the three months ended September 30, 2006, compared to $405,000 for the three months ended September 30, 2005. The decrease in general and administrative expenses was primarily due to a decrease of $144,000 in legal and accounting fees, partially offset by the recording of stock-based employee compensation of $15,000 (see Note 1).

      For the three months ended September 30, 2006, we recorded a gain on change in fair value of derivative liability of $227,000 related to recording derivative liabilities at fair value in connection with the Amendment entered into during April 2006 (see Note 5).

      For the three months ended September 30, 2005, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement (see Note 3) and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the IMAGENT asset sale transaction.

      Investment income decreased by $8,000 to $43,000 for the three months ended September 30, 2006, compared to $51,000 for the three months ended September 30, 2005. The decrease was primarily a result of lower cash balances during the current period.

      Interest expense was $248,000 for the three months ended September 30, 2006, compared to $190,000 interest expense for the three months ended September 30, 2005. The increased expense for the current period was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the Amendment (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to September 30, 2006, we had received $243 million in net proceeds from sales of our equity securities, $260.7 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.7 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

      At September 30, 2006, we had approximately $3 million in cash, cash equivalents and investment securities compared to $3.6 million at June 30, 2006. The decrease resulted primarily from net cash used in operations of $621,000. At September 30, 2006, we had a working capital deficit of $10.1 million, compared to working capital deficit of $9.6 million at June 30, 2006. The deficit increase was principally due to the net cash used in operations, an increase of $158,000 in accounts payable and $248,000 in accrued interest on the Senior Notes, partially offset by a decrease of $227,000 in the fair value of the derivative liability and the conversion of $338,000 of Senior Notes. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

      Net cash used in operating activities totaled $621,000 for the three months ended September 30, 2006, compared to $889,000 for the three months ended September 30, 2005. The decrease in net cash used in operating activities during the three months ended September 30, 2006 was primarily due to a decrease in general and administrative payments and an increase in accounts payable.

      Net cash used in investing activities totaled $8,000 for the three months ended September 30, 2006, due to a purchase of equipment. Net cash provided by investing activities totaled $200,000 for the three months ended September 30, 2005, due to proceeds from Imcor to fund payments to vendors.

      At September 30, 2006, the following approximate debt obligations were outstanding:

      (a)   $656,000 owed to various vendors;
      (b)   $75,000 in payroll and other expenses;
      (c) $614,000 in derivative liability in connection with the Amendment to our Senior Notes;
      (d) $11.2 million in Senior Notes, including $1.5 million in accrued interest;
      (e) $1.3 million in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

      In April 2006, Alliance entered into the Amendment of its Senior Notes (see Note 5). Pursuant to the Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives.

      As a result of the Amendment of the Senior Notes, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. The Company was required to classify all non-employee options and warrants as derivative liabilities and record them at their fair values at each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. Accordingly, Alliance recognized $227,000 in other income and a derivative liability balance of $614,000 at September 30, 2006 based on the fair value of such instruments.

      We believe we have working capital to fund our operations for the next nine months; however, we will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If we are unable to do so, we will not have adequate resources to pay the amount due to our Senior Note holders and such holders may initiate liquidation proceedings against us. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through September 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

      We were incorporated in New York in 1983. Our principal executive offices are located at 4660 La Jolla Village Dr., Suite 740, San Diego, California 92122, and our telephone number is (858) 410-5200.

      Our common stock is traded on the OTCBB under the symbol "ALLP.OB."

CRITICAL ACCOUNTING POLICIES

      There were no significant changes in critical accounting policies or estimates from those at June 30, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended September 30, 2006, holders of certain Senior Notes converted an aggregate of $338,000 in principal into an aggregate of 1,989,235 shares of our common stock at a conversion price of $0.17 per share.

      The offers and sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by us not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. All recipients had adequate access to information about us.

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

                                        ALLIANCE PHARMACEUTICAL CORP.
                                        (Registrant)

Date: November 14, 2006                 By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                        By: /s/ Edward C. Hall
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer