Form 10QSB
period 2006-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2007-02-14
CIK 736994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-12950
____________________________

ALLIANCE PHARMACEUTICAL CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

New York	14-1644018
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4660 La Jolla Village Drive, Suite 740 San Diego, CA	92122
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (858) 410-5200

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 40,053,773 shares issued and outstanding as of February 6, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ALLIANCE PHARMACEUTICAL CORP.

Part I Financial Information:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

December 31,
2006
(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,960,000
Other current assets	25,000
Total current assets	1,985,000

Property, plant and equipment - net	145,000
Other assets - net	10,000
$2,140,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$454,000
Accrued expenses	397,000
Deferred revenue	600,000
Senior notes payable and accrued interest	11,300,000
Total current liabilities	12,751,000

Other liabilities	750,000

Total liabilities	13,501,000

Stockholders' deficit:
Preferred stock - $0.01 par value; 5,000,000 shares authorized;
Series F preferred stock - 793,750 shares issued and outstanding,	8,000
liquidation preference of $31,750,000
Common stock - $0.01 par value; 150,000,000 shares authorized;
40,053,773 shares issued and outstanding	400,000
Additional paid-in capital	483,538,000
Accumulated deficit	(495,307,000)
Total stockholders' deficit	(11,361,000)
$2,140,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Royalty, license and research	$-	$53,000	$27,000	$77,000

Operating expenses:
Research and development	735,000	287,000	1,338,000	836,000
General and administrative	604,000	195,000	879,000	600,000
	1,339,000	482,000	2,217,000	1,436,000
Loss from operations	(1,339,000)	(429,000)	(2,190,000)	(1,359,000)

Investment income	34,000	52,000	77,000	102,000
Other income	-	-	-	82,000
Interest expense	(242,000)	(125,000)	(490,000)	(314,000)
Change in fair value of derivative liability	130,000	-	357,000	-
Gain on disposition of liabilities	-	-	-	730,000
Gain on disposition of assets	659,000	-	659,000	476,000
Net loss	$(758,000)	$(502,000)	$(1,587,000)	$(283,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding, basic and diluted	39,649,000	34,830,000	38,883,000	34,830,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2006	2005
	(Unaudited)
Operating activities:
Net loss	$(1,587,000)	$(283,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,000	10,000
Accrued interest on senior notes payable	490,000	314,000
Compensatory stock options	30,000	19,000
Change in fair value of derivative liability	(357,000)	-
Gain on disposition of liabilities	-	(730,000)
Gain on disposition of assets	(659,000)	(476,000)
Changes in operating assets and liabilities:
Other assets	29,000	1,059,000
Accounts payable, accrued expenses and other	329,000	(1,766,000)
Net cash used in operating activities	(1,709,000)	(1,853,000)

Investing activities:
Purchases of property and equipment	(74,000)	(3,000)
Proceeds from disposition of assets	100,000	200,000
Net cash provided by investing activities	26,000	197,000

Decrease in cash and cash equivalents	(1,683,000)	(1,656,000)
Cash and cash equivalents at beginning of period	3,643,000	6,782,000
Cash and cash equivalents at end of period	$1,960,000	$5,126,000

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of senior notes	$438,000	$-
Reclassification of derivative liability	$484,000	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company”, “Alliance”, “we” or “us”) are engaged in identifying, designing and developing novel medical products. Currently, the Company is focused on developing its lead product, Oxygent™, an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients at risk of acute tissue hypoxia (oxygen deficiency).

Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through December 31, 2006 and has negative working capital at that date of approximately $10.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the “June 2004 Private Placement”). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the “Senior Notes”), which, unless previously converted, will mature and the unpaid principal, together with accrued interest, are due and payable on April 1, 2007. The Company will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If the Company is unable to do so, it will not have adequate resources to pay the amount due to the Senior Note holders and such holders may initiate liquidation proceedings against it. Therefore, the Company is seeking additional collaborative research and development relationships with suitable corporate partners for its products. Further, additional equity or debt financing may be required to fund ongoing operations. Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries - Molecular Biosystems, Inc. (“MBI”) and Astral, Inc. (“Astral”) (until September 6, 2005), and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC (“PFC Therapeutics”). The Company’s subsidiaries have minimal operations and all significant intercompany accounts and transactions have been eliminated.

Interim Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the “SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

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

Concentration of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the “FDIC”) $100,000 insurance limit. At December 31, 2006, the Company had approximately $1.9 million in these accounts in excess of the FDIC insurance limits.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

The Company assesses the recoverability of property, plant and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At December 31, 2006, management has determined that there is no impairment of property, plant and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property, plant and equipment impairment.

Accounting for Derivative Instruments

As a result of the amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (the “Amendment”) in April 2006 (see Note 5), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company’s shareholders at its Annual Meeting approved an amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 125 million to 150 million. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of the Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $3.5 million as of the Amendment date, and record them at their fair values at the date of the Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended November 14, 2006: dividend yield of 0%; annual volatility of 165%; and risk free interest rate of 4.95%.

The following is a summary of the changes to the derivative liability during the period ended December 31, 2006:

Derivative liability, June 30, 2006		$841,000
Change in fair value		(357,000)
Derivative liability, November 14, 2006		$484,000
Reclassification to equity upon approval of increase in authorized shares, November 14, 2006		$(484,000)
Derivative liability, December 31, 2006	$	- 0 -

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.

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

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the six-month periods ended December 31, 2006 and 2005, the Company incurred research and development expenses of $1.3 million and $836,000, respectively.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments as of December 31, 2006 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Loss Per Common Share

Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2006 and 2005, as their inclusion would be anti-dilutive.

Accounting for Stock-Based Compensation

At December 31, 2006, the Company has two stock-based employee compensation plans.

On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in the Company’s fiscal 2007. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three and six months ended December 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 "Accounting for Stock-Based Compensation" and, as such, generally recognized no compensation cost for employee stock options. During the three and six months ended December 31, 2005, no stock-based employee compensation cost was reflected in the accompanying condensed consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and six months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended December 31, 2006 of approximately 2% was based on historical forfeiture experience. The estimated term of option grants for the three and six months ended December 31, 2006 was seven years. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four to five-year period beginning on the date of grant up to one year after the date of grant and have a ten-year term. As of December 31, 2006, the Company is authorized to issue up to 8,100,000 shares under these plans and has 3,935,610 shares available for future issuance.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. There were 57,500 and 467,500 options granted during the periods ended December 31, 2006 and 2005, respectively.

The following table illustrates the effect on net loss and net loss per share for the three and six months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting periods:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2005
Net loss:
As reported	$(502,000)	$(283,000)
Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax-related effects	(78,000)	(233,000)
Pro forma	$(580,000)	$(516,000)

Net loss per share, basic and diluted:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.02)	$(0.01)

A summary of option activity as of December 31, 2006 and changes during the six months then ended is presented below:

	December 31, 2006
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2006	2,937,018	$5.65	7.51
Options granted	57,500	$0.13
Options forfeited	(56,250)	$19.66
Options exercised	-
Options outstanding at December 31, 2006	2,938,268	$4.35	7.20	-
Options expected to vest	477,067	$4.01	7.64	-
Options exercisable at December 31, 2006	2,453,508	$5.01	6.96	-

There were 57,500 options granted and no options exercised during the six months ended December 31, 2006.

As of December 31, 2006, there was approximately $264,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next five years on average. The total fair value of shares vested during the six months ended December 31, 2006 was approximately $30,000, net of an estimated forfeiture rate of 2%.

As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the three and six months ended December 31, 2006 was approximately $15,000 and $30,000 higher, respectively than if it had continued to account for share-based compensation under APB 25. Net loss per share for the three and six months ended December 31, 2006 was approximately the same. The Company allocated all the stock-based compensation expense related to employee and director stock options to general and administrative expenses.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

2.  PFC THERAPEUTICS, LLC

On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of Oxygent in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 has been deferred, as the Company’s obligations to perform have not been satisfied, and such amount is included in current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2006. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for Oxygent in the PRC. The Company will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture Oxygent in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company. (See Note 7 “Subsequent Events” for an update.)

On December 22, 2004, PFC Therapeutics and LEO Pharma A/S (“LEO”), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for Oxygent development in Europe and royalties on commercial sales of Oxygent in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO’s due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2006.

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

3.  ASTRAL, INC.

On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the “Astral Agreement”) with MultiCell Technologies, Inc. (“MultiCell”) and Astral Therapeutics, Inc. (“Astral Therapeutics”) pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and paid the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that was secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral’s obligations under Astral’s assignment agreement with Mixture Sciences, Inc. (“Mixture Sciences”). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities during the year ended June 30, 2006) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics’ name was changed to MultiCell Immunotherapeutics, Inc. (“MCTI”).

It was determined by the Company’s management that MCTI has sufficient equity or that MCTI’s equity holders have adequate decision-making authority or the obligation and right as equity holders to absorb MCTI’s expected losses or to receive its expected residual returns. Therefore, MCTI is not subject to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” and such investment will be accounted for under the equity method.

4.  SALE OF Imagent® ASSETS

On June 18, 2003, Imcor Pharmaceutical Co. (“Imcor”), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance’s assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its Imagent product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration (“FDA”) for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005, approximately $476,000 during the year ended June 30, 2006 and $659,000 during the six months ended December 31, 2006 (see below) related to the disposition of these assets. To date, Alliance has recorded approximately $27 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.9 million of Alliance’s obligations, and approximately $21.4 million related to settlement agreements or Imcor’s assumed obligations of Alliance.

In September 2005, Alliance and Imcor entered into a global settlement agreement (the “Imcor Settlement Agreement”) pursuant to which each party released the other from any further obligation under the Imagent Asset Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement, and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the Imagent asset. In addition, the parties agreed to a settlement of the Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, “Amersham”) litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements during the quarter ended September 30, 2005.

Imcor has announced that it has adopted a restructuring plan whereby it is evaluating alternatives with respect to efforts to sell or otherwise maximize asset values related to the Imagent technology, and is considering the sale or license of its Imagent assets, a merger or other material transaction. Since such a transaction may include selling the Imagent technology, a license or sale of the patent portfolio underlying the Imagent technology, a manufacturing rights agreement, or another form of transaction, Alliance has determined that there will be no future Imagent earn-out payments and deferred royalties previously recorded will not be paid; therefore, Alliance reclassified $500,000 in deferred royalties to gain on disposition of an asset during the period ended December 31, 2006.

In November 2006, Imcor entered into an amended and restated license agreement with one of its partners. Pursuant to the terms of the Imcor Settlement Agreement mentioned above, an aggregate of $100,000 (approximately $91,000 net, after deducting our allocated share of direct expenses) was paid to Alliance in the period ended December 31, 2006.

5.  DEBT OBLIGATIONS

PFC Note

On November 20, 2003, PFC Therapeutics issued a secured convertible note in the principal amount of $500,000 (the “PFC Note”) to an investor. The investor also received a warrant to purchase a number of units of ownership interests of PFC Therapeutics representing 10% of its issued and outstanding units (determined on a fully-diluted basis on the date of exercise of the warrant) at an exercise price of $0.01 per unit, at any time or from time to time from January 31, 2004 to and including January 31, 2009. In September 2004, the holder of the PFC Note exchanged such warrant for 2,500,000 shares of common stock of the Company, which were issued in October 2004, valued at $1 million based on the estimated fair value on the date of issuance, and the PFC Note for a Senior Note (described below) in the principal amount of $500,000.

Senior Notes Payable

On July 2, 2004, Nycomed Denmark ApS (“Nycomed”) notified the Company that it was unilaterally terminating its Development, Assignment and Supply Agreement (the “Nycomed Agreement”) effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company’s Board of Directors determined that it was in the Company’s and the Company’s stockholders’ best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement.

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

Since the Amendment of the Senior Notes resulted in terms that, pursuant to EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” are substantially different from the terms of the original Senior Notes, the modification was treated as an extinguishment of debt in the year ended June 30, 2006. The Company recorded a total debt discount of $10.1 million in connection with the conversion feature of the amended Senior Notes, based on the difference between the $0.17 amended conversion rate of the Senior Notes and the closing price of $0.32 of the Company’s common stock on the date of the Amendment. The discount was immediately recorded as an expense in connection with the extinguishment of debt and was included in the consolidated statement of operations at June 30, 2006.

The Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding and exercisable options, warrants and convertible instruments until shareholders approved an increase in authorized shares of common stock on November 14, 2006 (see Note 1). As a result, under EITF No. 00-19, all non-employee options and warrants were classified as derivative liabilities and recorded at their fair values at each balance sheet date. During the period ended November 14, 2006, the Company recognized other income of $357,000 and the derivative liability balance of $484,000 at that date was reclassified to additional paid-in capital since the increase in the number of shares approved by the shareholders (see Note 1) was sufficient to settle all outstanding convertible instruments; thus there was no derivative liability at December 31, 2006.

The Senior Notes can be converted at anytime prior to the maturity date. During the six months ended December 31, 2006, holders of certain Senior Notes converted an aggregate of $438,000 in principal into an aggregate of 2,577,470 shares of our common stock at a conversion price of $0.17 per share. At December 31, 2006, the principal and accrued interest balances approximate $9.6 million and $1.7 million, respectively.

Other Commitments

The Company leases the facilities in which it operates under certain non-cancelable operating leases. Payments for the office facilities approximate $10,000 per month and the leases expire September 30, 2007.

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

6.  EQUITY

Preferred Stock

In May 2000, Alliance entered into a joint venture with Baxter Healthcare Corporation (“Baxter”) and sold 500,000 shares of its Series F Preferred Stock for $20 million. Subsequently, the Company sold 293,750 additional shares for $11.75 million. The shares are convertible based on the following provisions: 1) at the option of Baxter on or after May 19, 2004; 2) termination of the license agreement between Alliance and PFC Therapeutics; 3) at the option of Baxter on or after the period of time in which the price of Alliance’s common stock is equal to or greater than $110 per share; or 4) at the option of Baxter upon a change of control at Alliance. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

The Series F Preferred Stock is convertible at the following conversion rates: 1) if Alliance’s common stock price averages $110 per share over a 20-day period through May 19, 2004, the conversion price for the Series F Preferred Stock will be $110 per share; 2) if the license agreement between Alliance and PFC Therapeutics is terminated, the conversion price will not be less than $50 per share; or 3) if the events discussed above do not occur, the conversion price will be based on the market value of Alliance’s common stock at the time of conversion, subject to “Certain Limitations.”

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

7.  SUBSEQUENT EVENTS

On February 6, 2007, the Company announced the manufacture and release for shipment of Oxygent for clinical trials. Alliance has now successfully completed the contract manufacture of Oxygent clinical trial material.  The clinical supplies will be used in the Phase 2 "proof of concept" trial that will be conducted in Europe and by Double-Crane to submit its Investigational New Drug (“IND”) application to the State Food and Drug Administration P.R. China (“sFDA”). Following the sFDA review, which Double-Crane estimates to be six to nine months, Double-Crane will be able to initiate the clinical development program for Oxygent in China, starting with its Phase 1 safety study. Approval from the sFDA to begin the study triggers a milestone payment to Alliance. Double-Crane will conduct clinical trials in China, in accordance with international guidelines, which will allow Alliance to use any data derived from the clinical trials in other countries. Double-Crane will be pursuing a transfusion avoidance indication for its territory.

Item 2.  Management's Discussion and Analysis or Plan of Operation

(References to year are to the Company's fiscal year ended June 30)

Plan of Operation

Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of December 31, 2006, have an accumulated deficit of $495.3 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

Forward-Looking Information

Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company’s business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company’s development efforts; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company’s products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company’s products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company’s business; and possible competition from other products. Furthermore, even if the Company’s products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, including the Company’s most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled, “Risk Factors” included in the Company’s most recently filed Annual Report on Form 10-KSB.

Research and Development

For the six months ended December 31, 2006 and 2005, we incurred research and development expenses of $1.3 million and $811,000, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $160.1 million. While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million. We do not anticipate that Oxygent will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

On November 7, 2006, we issued a press release disclosing that, even though the German Competent Authority (regulatory agency) approved the start of a Phase 2 clinical trial for Oxygent to prevent post-op ileus resulting from hypoxia during major surgery, the relevant German Ethics Committee responded with a negative vote on the protocol based upon risk/benefit in the cardiac patient population selected. Though we appealed this decision and offered additional clarification and supporting data for the protocol, the German Ethics Committee has informed us that it declines approval of the study protocol as submitted. We are now exploring additional sites in France as well as in other countries.

On December 18, 2006, we issued a press release updating our clinical development status. Earlier, Alliance had reported that the French Ethics Committee (Investigational Review Board) had approved the start of the trial and that the French Competent Authority (regulatory agency) was considering Alliance’s response to its review questions.  That review has been completed and the approval was granted to start the trial.

Alliance has submitted a clinical trial protocol revision to the French Ethics Committee and the French Competent Authority, which modifies the dosing regimen to a dose-escalation protocol. This modification allows for the safety and efficacy to be evaluated in three dose levels; however, this modification potentially could add additional 30 to 60 patients to the trial, depending upon the evaluation of efficacy at each dosing level. Alliance intends to begin the trial in the first half of calendar 2007. We have enough funds to complete the first dose group, but may need additional funds to complete the study.

In addition, Alliance has successfully completed the technology transfer to its contract manufacturer for the production of clinical trial material. Clinical supplies are currently being produced to meet the requirements of the above clinical trials and of Double-Crane for initiation of its clinical development of Oxygent. (See Note 7 “Subsequent Events” for an update.)

Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the six months ended December 31, 2005, Astral incurred research and development expenses of $25,000. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell (see Note 3).

Results of Operations

Three Months ended December 31, 2006 as Compared with Three Months ended December 31, 2005

We recorded no revenue for the three months ended December 31, 2006, compared to $53,000 for the three months ended December 31, 2005. The revenue for last year’s quarter consisted of royalties from products other than Imagent.

Research and development expenses increased by $448,000, or 156%, to $735,000 for the three months ended December 31, 2006, compared to $287,000 for the three months ended December 31, 2005. The increase in research and development expenses was primarily due to an increase in contract manufacturing of Oxygent clinical trial material during the current period.

General and administrative expenses increased by $409,000, or 210%, to $604,000 for the three months ended December 31, 2006, compared to $195,000 for the three months ended December 31, 2005. The increase in general and administrative expenses was primarily the result of an accrual of $249,000 in possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004) in connection with the sale of the Imagent assets, which we are actively investigating as to possible alternative treatments, and an increase of $151,000 in legal fees, as a result of a correction of an over-accrual of litigation expenses during last year’s period.

For the three months ended December 31, 2006, we recorded a gain on the change in fair value of derivative liability of $130,000 related to recording derivative liabilities at fair value in connection with the Amendment entered into during April 2006 (see Note 5).

For the three months ended December 31, 2006, we recorded a gain on the disposition of an asset of $659,000 primarily related to $100,000 received per the terms of the Imcor Settlement Agreement and the write off of deferred royalties in the approximate amount of $500,000 previously recorded in connection with the Imagent asset sale transaction (see Note 4).

Investment income decreased by $18,000 to $34,000 for the three months ended December 31, 2006, compared to $52,000 for the three months ended December 31, 2005. The decrease was primarily a result of lower cash balances during the current period.

Interest expense was $242,000 for the three months ended December 31, 2006, compared to $125,000 for the three months ended December 31, 2005. The increased expense for the current period was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the Amendment (see Note 5).

Six Months ended December 31, 2006 as Compared with Six Months ended December 31, 2005

Our revenue decreased to $27,000 for the six months ended December 31, 2006, compared to $77,000 for the six months ended December 31, 2005. This decrease was primarily due to a decrease in royalties received from sales other than Imagent.

Research and development expenses increased by $502,000, or 60%, to $1.3 million for the six months ended December 31, 2006, compared to $836,000 for the six months ended December 31, 2005. The increase in research and development expenses was primarily due to the increase in contract manufacturing of Oxygent clinical trial material.

General and administrative expenses increased by $279,000, or 47%, to $879,000 for the six months ended December 31, 2006, compared to $600,000 for the six months ended December 31, 2005. The increase in general and administrative expenses was primarily the result of an accrual of $249,000 in possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004) in connection with the sale of the Imagent assets, which we are actively investigating as to possible alternative treatments. During the current period, we also recorded stock-based employee compensation of $30,000 (see Note 1).

For the six months ended December 31, 2006, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the Amendment entered into during April 2006 (see Note 5).

For the six months ended December 31, 2006, we recorded a gain on the disposition of assets of $659,000. This amount primarily consisted of payments per the terms of the Imcor Settlement Agreement of $100,000, and the reclassification of approximately $500,000 of deferred royalties during the period in connection with the Imagent asset sale transaction. For the six months ended December 31, 2005, we recorded a gain on the disposition of liabilities of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement and a gain on the disposition of assets of $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the Imagent asset sale transaction.

Investment income decreased by $25,000 to $77,000 for the six months ended December 31, 2006, compared to $102,000 for the six months ended December 31, 2005. The decrease was primarily a result of lower cash balances during the current period.

Other income was $82,000 for the six months ended December 31, 2005, a result of proceeds recorded from the sale of raw material.

Interest expense was $490,000 for the six months ended December 31, 2006, compared to $314,000 for the six months ended December 31, 2005. The increased expense for the current period was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the Amendment (see Note 5).

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to December 31, 2006, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $37.8 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

At December 31, 2006, we had approximately $2 million in cash, cash equivalents compared to $3.6 million at June 30, 2006. The decrease resulted primarily from net cash used in operations of $1.7 million. At December 31, 2006, we had a working capital deficit of $10.8 million, compared to working capital deficit of $9.6 million at June 30, 2006. The deficit increase was principally due to the net cash used in operations, a net increase of $329,000 in accounts payable and accrued expenses and $490,000 in accrued interest on the Senior Notes, partially offset by the reduction of fair value of the derivative liability of $357,000, the reclassification of the derivative liability of $484,000 to additional paid-in capital and the conversion of $438,000 of Senior Notes. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

Net cash used in operating activities totaled $1.7 million for the six months ended December 31, 2006, compared to $1.9 million for the six months ended December 31, 2005. The decrease in net cash used in operating activities during the six months ended December 31, 2006 was primarily due to a decrease in general and administrative payments and an increase in accrued expenses.

Net cash provided by investing activities totaled $26,000 for the six months ended December 31, 2006, primarily due to $100,000 received under the terms of the Imcor Settlement Agreement, less $74,000 in equipment purchases. Net cash provided by investing activities totaled $197,000 for the six months ended December 31, 2005, primarily due to proceeds from Imcor to fund payments to vendors.

At December 31, 2006, the following approximate obligations were outstanding:

(a)  $454,000 owed to various vendors;
(b)  $249,000 in back corporate income taxes and penalties, and $148,000 in payroll and other expenses;
(c)  $11.3 million in Senior Notes, including $1.7 million in accrued interest; and
(d)  $750,000 in other liabilities.

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

We believe we have working capital to fund our operations for the next six months; however, we will not have the resources to repay the Senior Notes on April 1, 2007. The Company will have to raise additional funds to repay the Senior Notes or renegotiate their terms. If we are unable to do so, we will not have adequate resources to pay the amount due to our Senior Note holders and such holders may initiate liquidation proceedings against us. Therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our Oxygent development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Our common stock is traded on the OTCBB under the symbol "ALLP.OB.”

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at June 30, 2006.

Item 3.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls”, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II Other Information:

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2006, holders of certain Senior Notes converted an aggregate of $438,000 in principal into an aggregate of 2,577,470 shares of our common stock at a conversion price of $0.17 per share.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on November 14, 2006.

Proposal 1 - Election of Directors

The following directors were re-elected for the following year and until the election and qualification of their respective successors:
Director	For	Against	Withheld	Broker Non-Votes
Pedro Cuatrecasas, M.D.	29,000,882	0	541,951	0
Carroll O. Johnson	29,001,932	0	540,901	0
Stephen M. McGrath	28,989,883	0	552,950	0
Jean G. Riess, Ph.D.	29,000,731	0	542,102	0
Duane J. Roth	28,916,402	0	626,431	0
Theodore D. Roth	28,925,474	0	617,359	0

Proposal 2 - Amendment of the Certificate of Incorporation to increase shares of Common Stock

The Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 125 million to 150 million:

For	Against	Abstain
27,694,000	1,696,115	152,716

Proposal 3 - Ratification of Independent Registered Public Accounting Firm

Corbin & Company, LLP was ratified as our independent registered public accounting firm for the fiscal year ending June 30, 2007:

For	Against	Abstain
29,325,301	103,356	114,175

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)    Index to Exhibits

Exhibit	Description
3.4	Certificate of Amendment of the Certificate of Incorporation filed on December 11, 2006.*
3.5	Certificate of Correction of the Certificate of Amendment filed on December 15, 2006.*
31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
* Filed Herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP. (Registrant)

Date: February 14, 2007	By:	/s/ Duane J. Roth
Duane J. Roth
Chairman and Chief Executive Officer

By:	/s/ Edward C. Hall
Edward C. Hall
Chief Financial Officer