Form 10QSB
period 2007-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2007-05-15
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-12950

                          ----------------------------

                          ALLIANCE PHARMACEUTICAL CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 NEW YORK                                 14-1644018
     (State of Other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                 Identification No.)

   4660 LA JOLLA VILLAGE DRIVE, SUITE 740
              SAN DIEGO, CA                                  92122
  (Address of Principal Executive Offices)                 (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 410-5200


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

Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 43,972,429 shares issued and outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------

INDEX
-----

                                                                        Page No.
                                                                        --------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                      3

         Condensed Consolidated Statements of Operations (unaudited)           4

         Condensed Consolidated Statements of Cash Flows (unaudited)           5

         Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis or Plan of Operation            19

Item 3.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 5   Other Information                                                    26

Item 6.  Exhibits                                                             26


PART I   FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 MARCH 31,
                                                                   2007
                                                           --------------------
ASSETS                                                          (UNAUDITED)
------

CURRENT ASSETS:
    Cash and cash equivalents                              $         1,301,000
    Other current assets                                                42,000
                                                           --------------------
              Total current assets                                   1,343,000

PROPERTY, PLANT AND EQUIPMENT - NET                                    136,000
OTHER ASSETS - NET                                                      10,000
                                                           --------------------
                                                           $         1,489,000
                                                           ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                       $           290,000
    Accrued expenses                                                   385,000
    Deferred revenue                                                   100,000
    Senior notes payable and accrued interest                       11,304,000
                                                           --------------------
              Total current liabilities                             12,079,000

OTHER LIABILITIES                                                      750,000
                                                           --------------------

              Total liabilities                                     12,829,000
                                                           --------------------

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value;
      5,000,000 shares authorized;
      Series F preferred stock - 793,750
      shares issued and outstanding,
      liquidation preference of $31,750,000                              8,000
    Common stock - $0.01 par value;
      150,000,000 shares authorized;
      41,331,319 shares issued and outstanding                         413,000
    Additional paid-in capital                                     483,757,000
    Accumulated deficit                                           (495,518,000)
                                                           --------------------
              Total stockholders' deficit                          (11,340,000)
                                                           --------------------
                                                           $         1,489,000
                                                           ====================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        3









ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             MARCH 31,                                MARCH 31,
                                                      2007               2006                  2007               2006
                                                ----------------   ----------------      ----------------   ----------------
                                                            (UNAUDITED)                              (UNAUDITED)
REVENUES:
   Royalty, license and research                $       521,000    $        26,000       $       548,000    $       103,000

OPERATING EXPENSES:
   Research and development                             269,000            469,000             1,607,000          1,305,000
   General and administrative                           264,000            311,000             1,143,000            911,000
                                                ----------------   ----------------      ----------------   ----------------
                                                        533,000            780,000             2,750,000          2,216,000
                                                ----------------   ----------------      ----------------   ----------------
LOSS FROM OPERATIONS                                    (12,000)          (754,000)           (2,202,000)        (2,113,000)

INVESTMENT INCOME                                        22,000             49,000                99,000            151,000
OTHER INCOME                                                  -                  -                     -             82,000
INTEREST EXPENSE                                       (221,000)          (161,000)             (711,000)          (475,000)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY                  -                  -               357,000                  -
GAIN ON DISPOSITION OF LIABILITIES                            -                  -                     -            730,000
GAIN ON DISPOSITION OF ASSETS                                 -                  -               659,000            476,000
                                                ----------------   ----------------      ----------------   ----------------
NET LOSS                                        $      (211,000)   $      (866,000)      $    (1,798,000)   $    (1,149,000)
                                                ================   ================      ================   ================

NET LOSS PER COMMON SHARE,
                    BASIC AND DILUTED           $         (0.01)   $         (0.02)      $         (0.05)   $         (0.03)
                                                ================   ================      ================   ================

WEIGHTED AVERAGE SHARES OUTSTANDING,
                    BASIC AND DILUTED                40,574,000         34,830,000            39,449,000         34,830,000
                                                ================   ================      ================   ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       4









ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2007               2006
                                                                            ----------------   ----------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                                 $    (1,798,000)   $    (1,149,000)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                                  25,000             16,000
      Accrued interest on senior notes                                              711,000            475,000
      Compensatory stock options                                                     44,000             25,000
      Change in fair value of derivative liability                                 (357,000)                 -
      Gain on disposition of liabilities                                                  -           (730,000)
      Gain on disposition of assets                                                (659,000)          (476,000)
      Changes in operating assets and liabilities:
         Other assets                                                                12,000          1,020,000
         Accounts payable, accrued expenses and other                              (346,000)        (2,026,000)
                                                                            ----------------   ----------------
Net cash used in operating activities                                            (2,368,000)        (2,845,000)
                                                                            ----------------   ----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (74,000)            (4,000)
   Proceeds from disposition of assets                                              100,000            200,000
                                                                            ----------------   ----------------
Net cash provided by investing activities                                            26,000            196,000
                                                                            ----------------   ----------------


DECREASE IN CASH AND CASH EQUIVALENTS                                            (2,342,000)        (2,649,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  3,643,000          6,782,000
                                                                            ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,301,000    $     4,133,000
                                                                            ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of senior notes                 $       655,000    $             -
                                                                            ================   ================
   Reclassification of derivative liability                                 $       484,000    $             -
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

                   THREE AND NINE MONTHS ENDED MARCH 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the "Company," "Alliance," "we" or "us") are engaged in identifying, designing and developing novel medical products. Currently, the Company is focused on developing its lead product, OXYGENT(TM), an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients at risk of acute tissue hypoxia (oxygen deficiency).

LIQUIDITY AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through March 31, 2007 and has negative working capital at that date of approximately $10.7 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      As discussed in Note 5, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, matured and the unpaid principal, together with accrued interest, became due and payable on April 1, 2007.

      In connection with the Senior Notes becoming due and payable, Alliance held two teleconferences with the holders of the outstanding Senior Notes. The first teleconference took place on March 30, 2007. This teleconference was repeated on April 2, 2007. In connection with the teleconferences, the Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008. This amendment has been approved by substantially all of the Senior Note holders (see
Note 7). Alliance intends to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the "SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

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

CONCENTRATION OF CREDIT RISK

      Cash and cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At March 31, 2007, the Company had approximately $1.2 million in these accounts in excess of the FDIC insurance limits.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

      The Company assesses the recoverability of property, plant and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At March 31, 2007, management has determined that there is no impairment of property, plant and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property, plant and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      As a result of the amendment to its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (the "2006 Amendment") in April 2006 (see Note 5), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders at its Annual Meeting approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. The total non-operating, non-cash income recorded for the nine-month period was $357,000.

      Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended November 14, 2006: dividend yield of 0%; annual volatility of 165%; and risk free interest rate of 4.95%.

      The following is a summary of the changes to the derivative liability during the period ended March 31, 2007:

          Derivative liability, June 30, 2006                    $  841,000
          Change in fair value                                     (357,000)
                                                                 -----------
          Derivative liability, November 14, 2006                $  484,000
          Reclassification to equity upon approval of
            increase in authorized shares, November 14, 2006     $ (484,000)
                                                                 -----------

          Derivative liability, March 31, 2007                   $      -0-
                                                                 ===========

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

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the nine-month periods ended March 31, 2007 and 2006, the Company incurred research and development expenses of $1.6 million and $1.3 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of certain of the Company's financial instruments as of March 31, 2007 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2007 and 2006, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled 67,164,469 for the three and nine months ended March 31, 2007 and 46,402,356 and 46,439,231 for the three and nine months ended March 31, 2006, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

      At March 31, 2007, the Company has two stock-based employee compensation plans.

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

      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three and nine months ended March 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123") and, as such, generally recognized no compensation cost for employee stock options. During the three and nine months ended March 31, 2006, no stock-based employee compensation cost was reflected in the accompanying condensed consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and nine months ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended March 31, 2007 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three and nine months ended March 31, 2007 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

      SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and nine months ended March 31, 2007. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS

      The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four to five-year period beginning on the date of grant up to one year after the date of grant and have a ten-year term. As of March 31, 2007, the Company is authorized to issue up to 8,100,000 shares under these plans and has 3,935,610 shares available for future issuance.

SUMMARY OF ASSUMPTIONS AND ACTIVITY

      The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. There were 57,500 and 467,500 options granted during the nine-month periods ended March 31, 2007 and 2006, respectively.

      The following table illustrates the effect on net loss and net loss per share for the three and nine months ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting periods:

                                                                THREE MONTHS        NINE MONTHS
                                                                    ENDED              ENDED
                                                                   MARCH 31,          MARCH 31,
                                                                     2006               2006
                                                               ----------------   ----------------
Net loss:
     As reported                                               $       (866,000)  $    (1,149,000)
     Total stock-based employee compensation
        expense determined under fair-value-based
        method for all awards, net of tax-related effects               (32,000)         (265,000)
                                                               -----------------  ----------------
     Pro forma                                                 $       (898,000)  $    (1,414,000)
                                                               =================  ================

Net loss per share, basic and diluted:
     As reported                                               $          (0.02)  $         (0.03)
                                                               =================  ================
     Pro forma                                                 $          (0.03)  $         (0.04)
                                                               =================  ================

      A summary of option activity as of March 31, 2007 and changes during the nine months then ended is presented below:

                                                                       MARCH 31, 2007
                                               ----------------------------------------------------------------
                                                                      WEIGHTED-AVERAGE
                                                              ---------------------------------
                                                                                REMAINING
                                                                               CONTRACTUAL        AGGREGATE
                                                                  EXERCISE        TERM            INTRINSIC
                                                  SHARES            PRICE        (YEARS)            VALUE
                                               ----------------------------------------------------------------
Options outstanding at July 1, 2006               2,937,018       $   5.65        7.51
Options granted                                      57,500       $   0.13
Options forfeited/expired                           (64,260)      $  67.52
Options exercised                                         -
                                               --------------------------------
Options outstanding at March 31, 2007             2,930,258       $   4.18        6.97            $ 4,425
                                               ----------------------------------------------------------------
Options expected to vest at March 31, 2007          583,100       $   0.22        8.17            $ 2,009
                                               ----------------------------------------------------------------
Options exercisable at March 31, 2007             2,335,258       $   5.19        6.67            $ 2,375
                                               =================================================================

      There were 57,500 options granted with a weighted average grant date fair value of $0.13 per share and no options exercised during the nine months ended March 31, 2007.

      As of March 31, 2007, there was approximately $44,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next five years on average. The total fair value of shares vested during the nine months ended March 31, 2007 related to employee and director options and options issued to consultants was approximately $43,000 and $1,000 respectively, net of an estimated forfeiture rate of 2%.

      As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the three and nine months ended March 31, 2007 was approximately $14,000 and $44,000 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Net loss per share for the three and nine months ended March 31, 2007 was the same. The Company allocated $43,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

2.    PFC THERAPEUTICS, LLC

      On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic disease, cardiovascular disease, ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2007.

      On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a Phase 2b "proof of concept" clinical study in surgery patients to be conducted by the Company to confirm the results of an earlier study. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the "proof of concept" clinical trial referenced above.

      On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other obligations were completed during the quarter ended March 31, 2007, thus such amount was recognized as license revenue.

      Double-Crane intends to pursue an intraoperative and postoperative transfusion avoidance endpoint. Double-Crane's clinical development plan would incorporate a new protocol design that is intended to build on the previously conducted Alliance Phase 2 and Phase 3 clinical trials. In these studies, the efficacy of OXYGENT in terms of drug activity (i.e., its ability to deliver oxygen) enabled patients to remain physiologically stable at lower intraoperative Hb levels. OXYGENT was shown to be statistically better than blood in reversing, as well as maintaining reversal of, physiological transfusion triggers. Importantly, the Double-Crane study will not employ any blood harvesting techniques (i.e., acute normovolemic hemodilution or intraoperative autologous donation), which were implicated in safety issues in a previous Alliance Phase 3 clinical trial.

      Double-Crane is obligated pursuant to its agreement with Alliance to conduct clinical trials in China in accordance with International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) Guidelines, which would allow Alliance to use any data derived from the clinical trials in other countries.

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

      It was determined by the Company's management that MCTI has sufficient equity or that MCTI's equity holders have adequate decision-making authority or the obligation and right as equity holders to absorb MCTI's expected losses or to receive its expected residual returns. Therefore, MCTI is not subject to FASB Interpretation No. 46 "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" and such investment is accounted for under the equity method.

4.    SALE OF IMAGENT(R) ASSETS

      On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food and Drug Administration (the "FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiation. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005, approximately $476,000 during the year ended June 30, 2006 and $659,000 during the nine months ended March 31, 2007 (see below) related to the disposition of these assets. To date, Alliance has recorded approximately $27 million as a gain on the disposition of an asset as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.9 million of Alliance's obligations, and approximately $21.4 million related to settlement agreements or Imcor's assumed obligations of Alliance.

      In September 2005, Alliance and Imcor entered into a global settlement agreement (the "Imcor Settlement Agreement") pursuant to which each party released the other from any further obligation under the IMAGENT Asset Purchase Agreement, effectively terminating all ongoing obligations and rights under the agreement, and providing for the allocation between the parties of the proceeds of any future transaction involving the disposition of the IMAGENT asset. In addition, the parties agreed to a settlement of the Amersham Health Inc., Amersham Health AS and Amersham plc (collectively, "Amersham") litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements during the quarter ended September 30, 2005.

      Imcor has announced that it has adopted a restructuring plan whereby it is evaluating alternatives with respect to efforts to sell or otherwise maximize asset values related to the IMAGENT technology, and is considering the sale or license of its IMAGENT assets, a merger or other material transaction. Since such a transaction may include selling the IMAGENT technology, a license or sale of the patent portfolio underlying the IMAGENT technology, a manufacturing rights agreement, or another form of transaction, Alliance has determined that there will be no future IMAGENT earn-out payments and deferred royalties previously recorded will not be paid; therefore, Alliance recognized $500,000 in deferred royalties as gain on disposition of an asset during the nine-month period ended March 31, 2007.

      In November 2006, Imcor entered into an amended and restated license agreement with one of its partners. Pursuant to the terms of the Imcor Settlement Agreement mentioned above, an aggregate of $100,000 (approximately $91,000 net, after deducting the Company's allocated share of direct expenses) was paid to Alliance during the nine-month period ended March 31, 2007.

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

SENIOR NOTES PAYABLE

      On July 2, 2004, Nycomed Denmark ApS ("Nycomed") notified the Company that it was unilaterally terminating its Development, Assignment and Supply Agreement (the "Nycomed Agreement") effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's shareholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement.

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

      The Senior Notes were due March 24, 2006, and bore interest at 6% per annum. In April 2006, the Company entered into the 2006 Amendment with each of the existing holders of Alliance's Senior Notes. Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17, and the interest accrued on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to the amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments Alliance actually receives (see Note 7).

      Since the 2006 Amendment of the Senior Notes resulted in terms that, pursuant to EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS," are substantially different from the terms of the original Senior Notes, the modification was treated as an extinguishment of debt in the year ended June 30, 2006. The Company recorded a total debt discount of $10.1 million in connection with the conversion feature of the amended Senior Notes, based on the difference between the $0.17 amended conversion rate of the Senior Notes and the closing price of $0.32 of the Company's common stock on the date of the 2006 Amendment. The discount was immediately recorded as an expense in connection with the extinguishment of debt and was included in the consolidated statement of operations at June 30, 2006.

      The 2006 Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding and exercisable options, warrants and convertible instruments until shareholders approved an increase in authorized shares of common stock on November 14, 2006 (see Note 1). As a result, under EITF No. 00-19, all non-employee options and warrants were classified as derivative liabilities and recorded at their fair values at each balance sheet date. During the period ended November 14, 2006, the Company recognized other income of $357,000 and the derivative liability balance of $484,000 at that date was reclassified to additional paid-in capital since the increase in the number of shares approved by the shareholders (see Note 1) was sufficient to settle all outstanding convertible instruments; thus there was no derivative liability at March 31, 2007.

      The Senior Notes can be converted at anytime prior to the maturity date (see Note 7). During the nine months ended March 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $655,000 in principal into an aggregate of 3,855,016 shares of common stock at a conversion price of $0.17 per share. At March 31, 2007, the principal and accrued interest balances approximate $9.4 million and $1.9 million, respectively.

      The Senior Notes are currently in default and the Company is in the process of renegotiating the repayment terms (see Note 7).

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

COMMON STOCK

      During the nine months ended March 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $655,000 in principal into an aggregate of 3,855,016 shares of common stock at a conversion price of $0.17 per share (see Note 5).

7.    SUBSEQUENT EVENTS

      On April 2, 2007, Alliance issued a press release announcing that it held two teleconferences with the holders of its outstanding Senior Notes regarding the maturity date of the Senior Notes. The first teleconference took place on March 30, 2007. This teleconference was repeated on April 2, 2007. In connection with the teleconferences, Alliance requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008. Alliance also announced its intent to file two additional patents, one formulation patent and one method of use patent, related to the OXYGENT technology.

      On May 15, 2007, Alliance announced that it had entered into an amendment (the "2007 Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of Alliance's Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

      (a)   The maturity date was extended from April 1, 2007 to the date ninety
      (90) days after the date of the 2007 Amendment. If the Company receives more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days, the maturity date will automatically be extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

      (b) If the Company receives at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date will automatically become June 30, 2008.

      The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualifies as a Qualified Financing will not require additional approval from the Senior Note holders.

      Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which will result in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million. These new notes will bear interest at the rate of 10% per annum, will mature on June 30, 2008 and may become convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion and Alliance provides written notice to the holders of these notes that they are then convertible into common stock.

      The Company has further agreed to an increase of 20% to the current royalty/milestone payment participation amounts set forth in the 2006 Amendment. Under the 2006 Amendment, Senior Note holders receive 50% of the total amounts of royalties and milestones received by the Company from third parties until 100% of the payment participation amounts have been received. The Senior Note holders will now receive payment sharing until 120% of the payment participation amounts have been received if they continue to hold their Senior Notes through June 30, 2008.

      Alliance intends to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008. Under the current plan, Alliance has enough funds to operate through its fiscal year ending June 30, 2007.

      Subsequent to March 31, 2007 and as of May 11, 2007, holders of certain Senior Notes converted an aggregate of approximately $449,000 in principal and interest into an aggregate of 2,641,110 shares of our common stock at a conversion price of $0.17 per share per the terms of the 2006 Amendment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to year are to the Company's fiscal year ended June 30)

PLAN OF OPERATION

      Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and as of March 31, 2007, have an accumulated deficit of $495.5 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

FORWARD-LOOKING INFORMATION

      Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, including the Company's most recently filed Annual Report on Form 10-KSB, and you are encouraged to read the section entitled "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB filed with the SEC on September 28, 2006.

RESEARCH AND DEVELOPMENT

      For the nine months ended March 31, 2007 and 2006, we incurred research and development expenses of $1.6 million and $1.3 million, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product, OXYGENT, total approximately $160.4 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for several years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict with any certainty the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

      On November 7, 2006, we issued a press release disclosing that, even though the German Competent Authority (regulatory agency) approved the start of the Phase 2b clinical trial for OXYGENT to prevent post-op ileus resulting from hypoxia during major surgery, the relevant German Ethics Committee responded with a negative vote on the protocol based upon risk/benefit in the cardiac patient population selected. Though we appealed this decision and offered additional clarification and supporting data for the protocol, the German Ethics Committee informed us that it declines approval of the study protocol as submitted.

      On December 18, 2006, we reported that the French Ethics Committee (Investigational Review Board) had approved the start of the trial and that the French Competent Authority (regulatory agency) was continuing its review. That review has been completed and the approval was granted to start the trial. Subsequently Alliance submitted a clinical trial protocol revision to the French Ethics Committee and the French Competent Authority, which modified the dosing regimen to a dose-escalation protocol. This modification allows for the safety and efficacy to be evaluated in three dose levels; however, this modification potentially could add additional 30 to 60 patients to the trial, depending upon the evaluation of efficacy at each dosing level. Alliance intends to begin the trial in the second quarter of calendar 2007. We have enough funds to initiate the trial, but will need additional funds to complete the study (see Note 7 to our unaudited condensed consolidated financial statements).

      On February 6, 2007, we announced the manufacture and release for shipment of OXYGENT for clinical trials. Alliance has now successfully completed the contract manufacture of OXYGENT clinical trial material. The clinical supplies will be used in the Phase 2b trial that will be conducted in Europe as described above.

      On March 15, 2007, we announced that, in accordance with the current regulations of the sFDA, the supplies for an IND application and clinical development must be manufactured in a facility in China. As a result, Alliance has agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in China. Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan. Double-Crane will start a Phase 1 safety trial in Chinese nationals immediately after the sFDA approves the IND application.

      Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities in China. Supply of OXYGENT to the U.S. would be contingent on Double-Crane's compliance to Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

      Astral, our wholly owned subsidiary until September 6, 2005, was engaged in the development of immunoglobulins that are engineered to bear specific disease-associated peptides. For the nine months ended March 31, 2006, Astral incurred research and development expenses of $25,000. In September 2005, pursuant to the Astral Agreement, approximately $730,000 of accrued Astral expenses were assumed by MultiCell (see Note 3 to our unaudited condensed consolidated financial statements).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

      We recorded $521,000 in revenue for the three months ended March 31, 2007, compared to $26,000 for the three months ended March 31, 2006. The revenue for this year's quarter was primarily a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement. The revenue for last year's quarter consisted of royalties from products other than IMAGENT.

      Research and development expenses decreased by $200,000, or 43%, to $269,000 for the three months ended March 31, 2007, compared to $469,000 for the three months ended March 31, 2006. The decrease in research and development expenses was primarily a decrease of $111,000 in contract manufacturing of OXYGENT clinical trial material and $113,000 decrease in clinical and regulatory expenses, partially offset by increases in OXYGENT archiving, storage and travel.

      General and administrative expenses decreased by $47,000, or 15%, to $264,000 for the three months ended March 31, 2007, compared to $311,000 for the three months ended March 31, 2006. The decrease in general and administrative expenses was primarily the result of a reduction in staff by eliminating a fulltime patent attorney/corporate counsel position and decreases in insurance and office-related expenses.

      Investment income decreased by $27,000 to $22,000 for the three months ended March 31, 2007, compared to $49,000 for the three months ended March 31, 2006. The decrease was primarily a result of lower cash balances during the current period.

      Interest expense was $221,000 for the three months ended March 31, 2007, compared to $161,000 for the three months ended March 31, 2006. The increased expense for the current period was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the 2006 Amendment (see Note 5 to our unaudited condensed consolidated financial statements).

NINE MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH NINE MONTHS ENDED MARCH 31,
2006

      Our revenue increased to $548,000 for the nine months ended March 31, 2007, compared to $103,000 for the nine months ended March 31, 2006. This increase was primarily due to a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement, partially offset by a decrease in royalties received from sales of products other than IMAGENT.

      Research and development expenses increased by $301,000, or 23%, to $1.6 million for the nine months ended March 31, 2007, compared to $1.3 million for the nine months ended March 31, 2006. The increase in research and development expenses was primarily due to the increase in contract manufacturing of OXYGENT clinical trial material.

      General and administrative expenses increased by $232,000, or 25%, to $1.1 million for the nine months ended March 31, 2007, compared to $911,000 for the nine months ended March 31, 2006. The increase in general and administrative expenses was primarily the result of an accrual of $249,000 in possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004) in connection with the sale of the IMAGENT assets, which we are actively investigating as to possible alternative treatments. During the current period, we also recorded stock-based employee and director compensation of $43,000 (see Note 1 to our unaudited condensed consolidated financial statements). These increases were partially offset by a decrease in personnel-related expenses.

      For the nine months ended March 31, 2007, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment (see
Note 5 to our unaudited condensed consolidated financial statements).

      For the nine months ended March 31, 2007, we recorded a gain on the disposition of assets of $659,000. This amount primarily consisted of payments per the terms of the Imcor Settlement Agreement of $100,000, and the recognition of approximately $500,000 of deferred royalties during the period in connection with the IMAGENT asset sale transaction. For the nine months ended March 31, 2006, we recorded a gain on the disposition of liabilities of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement and a gain on the disposition of assets of $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the period in connection with the IMAGENT asset sale transaction.

      Investment income decreased by $52,000 to $99,000 for the nine months ended March 31, 2007, compared to $151,000 for the nine months ended March 31, 2006. The decrease was primarily a result of lower cash balances during the current period.

      Other income was $82,000 for the nine months ended March 31, 2006, a result of proceeds recorded from the sale of raw material.

      Interest expense was $711,000 for the nine months ended March 31, 2007, compared to $475,000 for the nine months ended March 31, 2006. The increased expense for the current period was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the 2006 Amendment (see Note 5 to our unaudited condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations primarily through the sale of equity securities, payments from our collaboration agreements and debt financing. From inception to March 31, 2007, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $38 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

      At March 31, 2007, we had approximately $1.3 million in cash and cash equivalents compared to $3.6 million at June 30, 2006. The decrease resulted primarily from net cash used in operations of $2.4 million. At March 31, 2007, we had a working capital deficit of $10.7 million, compared to a working capital deficit of $9.6 million at June 30, 2006. The deficit increase was principally due to the net cash used in operations, a net increase of $95,000 in accounts payable and accrued expenses and $711,000 in accrued interest on the Senior Notes, partially offset by the reclassification of deferred revenue of $500,000, the reduction of fair value of the derivative liability of $357,000, the reclassification of the derivative liability of $484,000 to additional paid-in capital, the conversion of $655,000 of Senior Notes and a net increase in fixed assets. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

      Net cash used in operating activities totaled $2.4 million for the nine months ended March 31, 2007, compared to $2.8 million for the nine months ended March 31, 2006. The decrease in net cash used in operating activities during the nine months ended March 31, 2007 was primarily due to a decrease in general and administrative payments.

      Net cash provided by investing activities totaled $26,000 for the nine months ended March 31, 2007, primarily due to $100,000 received under the terms of the Imcor Settlement Agreement, less $74,000 in equipment purchases. Net cash provided by investing activities totaled $196,000 for the nine months ended March 31, 2006, primarily due to proceeds from Imcor to fund payments to vendors.

      At March 31, 2007, the following approximate obligations were outstanding:

      (a)   $290,000 owed to various vendors;

      (b) $249,000 in back corporate income taxes and penalties, and $136,000 in payroll and other expenses;

      (c) $11.3 million in Senior Notes, including $1.9 million in accrued interest; and

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

      In April 2006, Alliance entered into the 2006 Amendment of its Senior Notes (see Note 5 to our unaudited condensed consolidated financial statements). Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest that will accrue on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives.

      We believe we have working capital to fund our operations for the next three months; however, we did not have the resources to repay the Senior Notes on April 1, 2007 when they became due and payable. In two teleconferences regarding this obligation, Alliance requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008. This 2007 Amendment has been approved by substantially all of the Senior Note holders (see Note 7 to our unaudited condensed consolidated financial statements). Alliance intends to seek additional financing to fund its continuing operations through June 2008. Further, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through March 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

WHERE YOU CAN FIND MORE INFORMATION

      We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and must file reports, proxy statements and other information with the SEC. The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding registrants, like us, which file electronically with the Commission.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $217,000 in principal into an aggregate of 1,277,546 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      On April 1, 2007, our Senior Notes in the aggregate amount of $11.3 million, which amount includes unpaid principal together with accrued interest, became due and payable.

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

                                        ALLIANCE PHARMACEUTICAL CORP.
                                        (Registrant)

Date: May 15, 2007                      By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer

                                        By: /s/ Edward C. Hall
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer