Form 10KSB
period 2007-06-30
ALLIANCE PHARMACEUTICAL CORP
filed 2007-09-28
CIK 736994

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

                                   (MARK ONE)

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-12950

                               -------------------

                          ALLIANCE PHARMACEUTICAL CORP.
                 (Name of Small Business Issuer in Its Charter)

              NEW YORK                                  14-1644018
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

             7590 FAY AVENUE, SUITE 402                  92037
                LA JOLLA, CALIFORNIA
      (Address of Principal Executive Offices)         (Zip Code)

          Issuer's telephone number, including are code: (858) 410-5200

                               -------------------

              Securities registered under Section 12(b) of the Act:

                                      NONE

                               -------------------

                            Title of each class: NONE

                 Name of each exchange on which registered: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

                               -------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Revenues for the issuer's fiscal year ended June 30, 2007 were $573,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity on the Over-the-Counter Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers ("NASDAQ") on September 24, 2007 was $2.8 million.

         The number of shares of the Registrant's common stock, $0.01 par value, outstanding at September 24, 2007 was 50,848,283.

   Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                   FORM 10-KSB

                                      INDEX

PART I................................................................... - 4 -
   Item 1.  Description of Business...................................... - 4 -
   Item 2.  Description of Property...................................... - 17 -
   Item 3.  Legal Proceedings............................................ - 17 -
   Item 4.  Submission of Matters to a Vote of Security Holders.......... - 17 -
PART II.................................................................. - 17 -
   Item 5.  Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities......... - 17 -
   Item 6.  Management's Discussion and Analysis or Plan of Operation.... - 19 -
   Item 7.  Financial Statements......................................... - 25 -
   Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................... - 44 -
   Item 8A. Control and Procedures....................................... - 44 -
   Item 8B. Other Information............................................ - 44 -
PART III................................................................. - 45 -
   Item 9.  Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance with Section 16(a) of the
            Exchange Act................................................. - 45 -
   Item 10. Executive Compensation....................................... - 48 -
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................... - 50 -
   Item 12. Certain Relationships and Related Transactions, and
            Director Independence........................................ - 53 -
   Item 13. Exhibits..................................................... - 53 -
   Item 14. Principal Accountant Fees and Services....................... - 58 -

Signatures
Certifications

                           FORWARD-LOOKING STATEMENTS

         This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

         We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2008 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

         o demand for the repayment of our senior convertible promissory notes under which we are currently in default (the "Senior Notes");

         o our inability to obtain adequate financing for our development efforts or to repay the Senior Notes;

         o our inability to enter into collaborative relationships to further develop and commercialize our products;

         o changes in any of our existing relationships or the inability of any collaborative partner to adequately commercialize our products;

         o the uncertainties associated with the lengthy regulatory approval process in the U.S. and foreign countries, including uncertainties associated with the United States Food and Drug Administration (the "FDA") decisions and timing of product development or approval;

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

         You should read this report, including the Section entitled "Risk Factors," with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements and the risk factors set forth in this report.

                                     PART I

         EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS SET FORTH IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH HEREIN. ALLIANCE PHARMACEUTICAL CORP. REFERS YOU TO CAUTIONARY INFORMATION AND RISK FACTORS CONTAINED ELSEWHERE HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") FROM TIME TO TIME. AS USED HEREIN, THE TERMS "WE," "OUR," "US," "COMPANY" OR "ALLIANCE" REFER TO ALLIANCE PHARMACEUTICAL CORP. AND ITS SUBSIDIARIES.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are a pharmaceutical research and development company that is currently focused on developing our lead product, OXYGENT(TM), (perfluorochemical ("PFC") emulsion) an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients.

         We were incorporated in New York in 1983. Our principal executive offices are located at 7590 Fay Avenue, Suite 402, La Jolla, California 92037, and our telephone number is (858) 410-5200.

         You can view our filings with the SEC online at the SEC's Web site, http://www.sec.gov. See "Where You Can Find More Information" for additional information regarding us.

OXYGENT(TM)

         In over 15 years of intensive clinical development of oxygen carriers, the only Phase 3 study to show efficacy in reducing allogeneic blood transfusion is the Phase 3 general surgery study of OXYGENT with aggressive acute normovolemic hemodilution ("ANH"), a blood conservation technique that typically involves the collection of two to three units of autologous (the patient's own) blood immediately prior to surgery. Several products have been tested in a trauma setting with no success to date, primarily due to imbalances in mortality endpoints between the treated and control patients. Other products have been tested in the surgical setting, but have failed to show clinical benefit or have been associated with an imbalance in side effects. All studies have compared to red blood cells ("RBCs") as a control with the notable exception of FLUOSOL(R), a 20% w/v PFC emulsion, for use as an adjunct to high-risk coronary balloon angioplasty, which was approved for an oxygenation endpoint. (In 1994, Green Cross Corporation [Osaka, Japan] ceased commercialization of FLUOSOL due to poor sales as a result of the introduction of auto-perfusion catheters eliminating the need for the product in this indication.) It can be concluded from the developmental history of oxygen carriers that, while they are very effective in the delivery of oxygen, their use in avoiding or reducing transfusion requirements is difficult to prove in either a surgical or a trauma setting using RBCs as a control.

         Several conclusions can also be made regarding the benefits of oxygen carriers as demonstrated in clinical testing:

         (1) they are clearly effective in the delivery of oxygen to tissues and preventing hypoxia;

         (2) they eliminate the risk of transfusion error due to blood type mismatch caused by clerical error or the transmission of blood-borne infectious disease (known and unknown); and,

         (3) if approved for marketing, they would be utilized in any clinical setting where it is desirable to maintain physiological stability.

         As a result of the above experience, Alliance has determined that the best approach for future development of OXYGENT is to focus on the delivery of oxygen to tissues to prevent or reduce tissue hypoxia.

ORGAN PROTECTION

         The first such indication will be the use of OXYGENT as a therapeutic for organ support during major elective surgeries to protect vital organs from hypoxic injury and improve postoperative organ function. In more than 20 preclinical studies, PFC emulsions have been shown to improve oxygenation of tissues and organs (liver, heart, brain, kidney, muscle). In cardiovascular surgery, regional hypoperfusion and resulting acute hypoxia of the gut represents an important trigger event that can lead to increased morbidity, prolonged hospital stay and even higher mortality. This hypoxic stress may also contribute to other adverse outcomes following cardiac or vascular surgery, including renal dysfunction, cardiac muscle injury and central nervous system ("CNS") complications.

         The ability of OXYGENT to assist in oxygenation of the gut mucosa in the context of traumatic shock and other ischemic events is due in part to the very small diameter of PFC emulsion particles, approximately 0.1 to 0.3 microns, which is about 40 times smaller than the diameter of a RBC. This small size can enable PFC particles to traverse capillaries through which RBCs cannot flow. In addition, oxygenated PFC particles may be able to penetrate into peripheral ischemic zones and "unstiffen" RBC membranes that have lost their flexibility in the presence of ischemically induced decreases in pH in the surrounding tissues. During a major insult to the body, such as major surgery, the body often reacts by decreasing blood flow to the splanchnic (intra-abdominal) areas, thereby conserving blood flow and oxygen supply to more vital organs, such as the heart and the brain. The gut receives less blood (i.e., oxygen) in these instances and postoperative gut function can be impaired. This may also lead to leakage of endotoxin into the circulation, resulting in remote organ damage.

         Clinical evidence for intestinal mucosal protection was obtained during an OXYGENT Phase 3 study in which gastric tonometry was performed in a subset of patients at Columbia University, New York (FRUMENTO ET AL, ANESTH ANALG 2002, 94:809-14) to evaluate differences between carbon dioxide tensions in the arterial blood and those in the stomach ("CO2 gap"). Gastric tonometry uses a semi-permeable balloon at the end of a catheter, which is inserted nasally and positioned in the stomach. CO2 equilibrates in the balloon and samples are measured every 10 minutes. This CO2 value is compared to the arterial blood gas measurement of CO2 and this difference is the P(g-a)CO2 gap. Hypoxia of the gut manifests itself in delayed tolerance for food and fluid intake and delayed bowel movement. The occurrence of abnormal tonometric variables during cardiac surgery is well known and has been repeatedly shown to be associated with delay in return of normal organ function and increased length of hospital stay.

         During cardiopulmonary bypass ("CPB"), control subjects in this study exhibited abnormal CO2 gap values and calculated gut wall pH, which were statistically significantly worse than those obtained in the group of patients treated with OXYGENT, in which these values were normal. This benefit translated into significantly shorter postoperative time (mean: 2 vs. 5 days) to first bowel movement and a very strong trend (p=0.056) to earlier consumption of solid food.

         Based on the strong evidence demonstrated in the subset of patients at Columbia University, we have designed a Phase 2b study to obtain confirmation of the above clinical results showing improvement in CO2 gap in OXYGENT-treated patients. This Phase 2b postoperative ileus trial will be conducted in six to eight centers in Europe and will enroll up to 128 patients undergoing primary coronary artery bypass graft ("CABG") under CPB. In this double-blind, randomized, placebo-controlled, dose-escalation study, patients will receive either a dose of saline or a dose of OXYGENT 5-10 minutes before bypass is commenced. Three dose levels (0.9, 1.8 and 2.7 gr/kg) will be administered and at the end of each dose level, safety and efficacy will be evaluated. It is expected that a difference in the CO2 tonometric signals will be observed between groups. Postoperative time to first bowel movement and first consumption of liquid and solid food will be recorded. Furthermore, assessment of the severity of adverse events ("AEs") will be reviewed by an independent Clinical Events Committee. This study protocol was developed in collaboration with our partner, LEO Pharma A/S ("LEO") and, if successful, will be the basis for completing the agreement with LEO and a corresponding milestone payment to Alliance.

         In May 2007, Alliance received approval from the French Ethics Committee and the French Competent Authority to commence this Phase 2b clinical trial in France.

TRANSFUSION AVOIDANCE

         A second indication is being pursued by our partner Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane") in China to use OXYGENT as an intravenous oxygen carrier adjunct to the fluid management and hemodynamic stability management of patients undergoing major non-cardiac surgery. The primary endpoint is to avoid or reduce the need for intraoperative RBC transfusions. Secondary endpoints will include a postoperative composite morbidity score as well as evaluation of individual organ function (liver, kidney, heart, gut, brain) and avoidance/reduction of RBC transfusion through hospital discharge.

         Results from the previous Phase 2 and Phase 3 clinical studies were used to develop the rationale for a new protocol design without autologous blood-conserving procedures (ANH or intraoperative autologous donation ["IAD"]) used in the previous clinical studies. The efficacy of OXYGENT in terms of drug activity, i.e., its ability to deliver oxygen and reverse physiological transfusion triggers, and the ability of OXYGENT to enable patients to maintain physiologic stability safely at lower intraoperative hemoglobin ("Hb") levels were demonstrated in both Phase 2 and Phase 3 studies. Intraoperative hemodynamic instability is often used as an indication of the need for RBC transfusion; therefore, maintenance of hemodynamic stability should lead to a reduction of blood transfusions. In clinical studies, OXYGENT has been shown to correct or improve key physiological parameters such as mean arterial pressure, heart rate and mixed venous oxygen tension equal to or better than a unit of RBCs.

         A second critical piece of data incorporated into the design of this study was gathered from our previous Phase 3 study in general surgery patients. In this study, control patients who were not transfused in the postoperative period and, per protocol, had their Hb concentration measurements tracked routinely in the postoperative period showed higher Hb levels 24 hours post surgery. In these patients, it was observed that the range of Hb levels taken 24 hours postoperatively were 1.5 to 2.5 g/dL higher than the first immediate postoperative Hb measurements. The data also demonstrated that the lower the Hb at which the patients left the operating room, the more this hemoconcentration was observed. Since it takes several weeks to generate new exogenous RBCs, the rapid increase in Hb could only be due to a hemoconcentration, which occurs as a result of normalization in total blood volume following surgery.

         This hemoconcentration phenomenon was unexpected to the degree observed and would indicate that patients could be "bridged" by use of an oxygen carrier during surgery and in the early postoperative period until an accurate Hb measurement can be obtained to determine if a RBC transfusion is truly warranted. Therefore, the use of OXYGENT to reverse or prevent hemodynamic instability and postoperative hemoconcentration would allow patients to avoid blood transfusions that otherwise would have been considered necessary if solely based on the measured intraoperative Hb levels.

         By providing oxygenation support during subsequent surgical blood loss after dosing and through the early postoperative period, the use of OXYGENT as an oxygen therapeutic in this new protocol will allow additional time to determine if the patients really need transfusions of RBCs. Decision as to the need to transfuse would be made in the postoperative period after hemoconcentration has occurred as described above.

COLLABORATIVE RELATIONSHIPS

         A key aspect of our business strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. The following is a brief description of our material collaboration agreements.

         BEIJING DOUBLE-CRANE PHARMACEUTICAL CO., LTD. On May 13, 2005, our subsidiary PFC Therapeutics, LLC ("PFC Therapeutics") and Double-Crane, the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("the Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations (see below) were completed during this past fiscal year, thus such amount was recognized as license revenue during the year ended June 30, 2007. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. Alliance will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         Alliance and Double-Crane formed a Joint Development Team to manage the development of OXYGENT in the PRC. Under the Double-Crane Agreement, Alliance was obligated to provide Double-Crane with the documentation necessary to enable Double-Crane to translate all relevant data and other information into Chinese prior to the submission of an Investigational New Drug ("IND") application with the State Food and Drug Administration PRC (the "sFDA"). To date, Alliance has provided all such necessary documentation.

         In February 2007, Alliance manufactured and released product samples; however, in accordance with the current regulations of the sFDA, the supplies for the IND application and clinical development must be manufactured in a facility in the PRC. As a result, Alliance has agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC. Because Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions, Double-Crane has indicated to Alliance that it believes production of the relevant clinical supplies can begin in an expeditious manner. Double-Crane has also expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities, which would be contingent on Double-Crane's compliance to Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

         Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed-upon clinical development plan. Once the sFDA approves the application, Double-Crane will start the clinical trials immediately.

         LEO PHARMA A/S. On December 22, 2004, PFC Therapeutics and LEO, one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, would include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2007.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of the Phase 2b postoperative ileus study discussed above. The first dose-escalation portion of the Phase 2b study could be completed in early 2008. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the Phase 2b postoperative ileus study.

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

         MULTICELL TECHNOLOGIES, INC. On September 6, 2005, Alliance and our subsidiary Astral, Inc. ("Astral") entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and paid the balance in four quarterly installments of $250,000 through September 2006, pursuant to a promissory note that was secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owned approximately 33% of the outstanding capital stock of Astral Therapeutics. MultiCell is actively pursuing the sale of Astral Therapeutics' assets and we will participate in the proceeds of that sale, if any, to the extent of our percent ownership.

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

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are an essential part of our business. We seek proprietary protection for our products, processes, technologies and ongoing improvements. We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors. In the U.S., Europe, Japan, Canada and other countries, Alliance has a patent position, dating back to October 1992, on a second generation of stable fluorocarbon emulsions for any use including IN VIVO oxygen delivery. These patents will remain in force in the U.S. and other countries until 2012 - 2014. Alliance has a recent patent application covering the specific formulation of AF0144 to further protect its position from generic competition.

         The patents covering AF0144 will be subject to a term extension due to regulatory review by the FDA (35 U.S.C. 156) via the Drug Price Competition and Patent Term Restoration Act of 1984. Additionally, AF0144 is a new chemical entity and, once approved, may have an additional five-year extension to the patents.

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

         Companies active in the development of products to treat postoperative ileus include Adolor Corporation ("Adolor") and Progenics Pharmaceuticals Inc. ("Progenics"). Both companies are pursuing products designed to prevent postoperative ileus with products working by a completely different mechanism than that of OXYGENT. Their products act by blocking the opioid receptors that relate to the side effect of constipation associated with the use of opioids analgesic drugs used for pain management following surgery. In addition, these companies are addressing the large hospice markets for the same indication. Each company has submitted a New Drug Application ("NDA") to the FDA, establishing that improvement in postoperative gut function is an approvable clinical endpoint by the FDA.

         Companies active in the development of a blood substitute product include Biopure Corporation ("Biopure"), Northfield Laboratories Inc. ("Northfield"), Sangart Inc. ("Sangart"), Synthetic Blood International ("SBI"), Sanguine Corp. ("Sanguine") and ImaRx Therapeutics ("ImaRx"). There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in OXYGENT, and hemoglobin solutions.

         Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine RBCs. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. Biopure, a company developing a bovine-based hemoglobin solution, received approval in South Africa and initiated selling activities for its product there in January 2006. It has also applied for a Medical Authorization Approval ("MAA") with the United Kingdom regulatory authority; however, the UK authorities have questioned the risk/benefit of its drug. In the U.S., Biopure's Biologic License Application ("BLA") to market its product in the U.S. is on hold and its IND submission for a trauma trial, in collaboration with the U.S. Navy, has been placed on hold pending resolutions of dosing, safety and risk/benefit questions raised by the FDA. Northfield, a company working on hemoglobin solutions derived from outdated human blood, recently announced its Phase 3 pivotal trial failed to demonstrate a statistical significance in its primary endpoint, mortality. The third company, Sangart, has announced the initiation of two large-scale multi-country European Phase 3 clinical trials designed to assess its product's ability to prevent and treat hemodynamic instability, primarily hypotension, during orthopedic surgeries.

         With respect to PFC emulsion development, we are aware of three early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, SBI, has progressed to clinical trials. It recently announced positive results in its eight-patient Phase 2 brain trauma study. Sanguine, still in the early preclinical stages of discovery and formulation development, has announced it is focusing its development efforts in organ transplantation. ImaRx has announced the intention to investigate its micro-bubble technology to deliver oxygen to ischemic tissues. We are also aware of one product, PERFTORAN, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia and other countries for a variety of clinical indications.

         We believe that OXYGENT and the PFC-based approach may have several advantages compared to the hemoglobin-based oxygen carriers, including the potential availability of highly purified raw materials in commercial-scale quantities, as well as the relatively low cost and ease of production for OXYGENT. See the Section entitled "Risk Factors" for a complete discussion of the risks related to our competition.

GOVERNMENT REGULATION

         Our products require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the U.S., by the European Medicines Agency (the "EMEA") in the European Union, by the sFDA in the PRC and by similar agencies in other countries. The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible AEs and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current Good Clinical Practice ("cGCP") standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, an independent Investigational Review Board ("IRB") or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

         Perflubron is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the lower molecular weight gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of IMAGENT(R) GI, a perflubron-based drug we previously developed; however, all materials contained in our products remain subject to regulation by governmental agencies.

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

EMPLOYEES

         As of September 27, 2007, we have one full-time and three part-time employees. None of our employees is represented by a labor union and we believe that our employee relations are satisfactory. We also maintain agreements with nine research and development consultants.

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

                          RISKS RELATED TO OUR BUSINESS

AS OF SEPTEMBER 27, 2007, WE ARE IN DEFAULT UNDER THE AMENDED TERMS OF THE SENIOR NOTES AND WE CURRENTLY DO NOT HAVE THE MEANS TO REPAY THE HOLDERS OF OUR SENIOR NOTES; THUS THEY MAY FORCE OUR LIQUIDATION.

         In September 2004, we entered into a Senior Note Purchase Agreement and Registration Rights Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million (the "Amended Purchase Agreement"). In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the "2006 Amendment"). In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the "2007 Amendment") (see Note 6 to our accompanying consolidated financial statements for a description of the terms). As of September 27, 2007, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $12 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation under these circumstances, it is highly unlikely the holders of our equity securities will receive any distribution upon such liquidation.

WE HAVE A HISTORY OF OPERATING LOSSES AND LIMITED PRODUCT REVENUES AND WE MAY NEVER BECOME PROFITABLE.

         We are a product development company with no current revenue from product sales. We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs. As of June 30, 2007, we had an accumulated deficit of $497.8 million. For the years ended June 30, 2007 and 2006, we incurred net losses of $4.1 million and $9.6 million, respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements. To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

THERE HAVE BEEN DELAYS IN THE CLINICAL DEVELOPMENT OF OUR PRODUCT CANDIDATE OXYGENT.

         Currently, we have just initiated a Phase 2b clinical trial in France related to our product candidate OXYGENT. Double-Crane is obligated to initiate clinical trials in the PRC, but we do not expect that these trials will be initiated until calendar year 2008 and they will likely be Phase 1 clinical trials. We expect that at least one Phase 2 and two Phase 3 clinical trials with positive results will be required before we are able to seek marketing approval from any regulatory authority with respect to OXYGENT. If the results of our clinical trials with respect to OXYGENT are not positive, we may never be able to seek marketing approval for OXYGENT from any regulatory authority or to generate significant revenue from product sales.

WE DO NOT HAVE MANUFACTURING CAPABILITIES FOR OUR PRODUCTS.

         We no longer have manufacturing capabilities for any of our products since our downsizing in 2002. We have completed the manufacturing of clinical material with a third party in order to provide the product for our development activities, but we do not know if we will be able to enter into a long-term manufacturing agreement on commercially reasonable terms, or at all. As a result, we do not know whether a third party will be successful in manufacturing clinical material to our specifications. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with cGMP guidelines as established by the FDA. We do not know whether the FDA will determine that any such third-party facilities maintain compliance with cGMP. A delay in FDA approval of our manufacturing facilities or the manufacturing facilities of any third-party collaborator would delay the marketing of our products and negatively impact our revenue and profitability.

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

WE DEPEND ON COLLABORATIONS WITH THIRD PARTIES TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TO PROVIDE THE MAJORITY OF OUR REVENUES.

         A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. Currently, we do not have a collaboration agreement with any third party to develop our product OXYGENT in the U.S. We have entered into the LEO Exclusivity Agreement that would grant LEO the right to develop and commercialize OXYGENT in Europe; however, a definitive collaboration agreement with LEO is subject to the successful completion of our Phase 2b postoperative ileus study that must validate clinical data from a prior study. We do not know whether the results of the study will satisfy LEO or cause them to enter into a definitive collaboration agreement with us. Until such time as they do, LEO is under no further obligation to us under the LEO Exclusivity Agreement.

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

DELAYS, SUSPENSIONS AND TERMINATIONS OF OUR CLINICAL TRIALS COULD RESULT IN INCREASED COSTS TO US AND DELAY OUR ABILITY TO GENERATE PRODUCT REVENUES.

         Our clinical trials may be delayed, suspended or terminated due to a number of factors, including:

         o ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
         o failure to conduct clinical trials in accordance with regulatory requirements;
         o lower than anticipated enrollment rate of patients in clinical trials;
         o    serious AEs or side effects experienced by participants; and
         o insufficient supply or deficient quality of drug supply or other materials necessary for the conduct of our clinical trials.

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

         Even if our product candidates are approved for commercial sale by the FDA or European or other foreign regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

         o    our ability to provide acceptable evidence of safety and efficacy;
         o    relative convenience and ease of administration;
         o    the prevalence and severity of any AEs;
         o    availability of alternative treatments;
         o pricing and cost effectiveness, which may be subject to regulatory control;
         o effectiveness of our or our collaborators' sales and marketing strategy; and
         o our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

         These factors could result in lower prices and reduced demand for our products. Healthcare providers are instituting cost-containment measures. Any cost-containment measures as well as any healthcare reform could reduce or eliminate any profit to us on sales of our products. We also cannot assure you that full or partial reimbursement in the U.S. or foreign countries will be available for any of our products. If reimbursements are not available or sufficient, we may not be able to sell our products. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

WE EXPECT THAT OUR RESULTS OF OPERATIONS WILL FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE FROM PERIOD TO PERIOD.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

         o    the status of development of OXYGENT;
         o whether we generate revenues by achieving specified research and development or commercialization milestones under any agreements;
         o the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;
         o the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;
         o the timing of our ability to satisfy applicable regulatory requirements;
         o the rate of expansion of our clinical development and other internal research and development efforts;
         o the effect of competing technologies and products and market developments; and
         o    general and industry specific economic conditions.

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

         We may be unable to compete successfully in developing and marketing our products. Several pharmaceutical companies, biotechnology companies, public and private universities, and research organizations are actively engaged in the research and development of products that may compete with our products. Some of these companies, particularly the large worldwide pharmaceutical companies, have more resources than we do and may develop and introduce products and processes competitive with or superior to ours. We cannot assure that the cost of our product will be competitive with the cost of established therapies. We do not know whether our technology or the technology of a competitor will gain market acceptance. Our failure to compete could have a material adverse effect on our business. We cannot assure you that other technologies will not be developed that would render our product obsolete or more costly.

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

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET AS A RESULT OF AN OFFERING, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         As of September 24, 2007, 50,848,283 shares of our common stock were outstanding. On September 30, 2004, we registered, pursuant to an SB-2, 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain shareholders. These shares, upon acquisition, unless held by "affiliates," will be freely tradable without restriction or further registration under federal securities laws pursuant to Rule 144.

         Sales of a substantial number of shares of our common stock in the public markets, or the perception that the sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         We have been leasing approximately 3,000 square feet of space within a facility in San Diego, California. This space was used for research and development and general administration. At the expiration of this lease, we will be moving into a space approximately 50% the size in an effort to conserve our cash resources. We believe the smaller facility is adequate to meet our near-term space requirements.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of our fiscal year ended June 30, 2007.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                         HIGH BID     LOW BID
                                                         --------     -------
Fiscal 2007
                Quarter ended June 30, 2007                $0.13       $0.09
                Quarter ended March 31, 2007               $0.15       $0.09
                Quarter ended December 31, 2006            $0.14       $0.09
                Quarter ended September 30, 2006           $0.21       $0.10

Fiscal 2006
                Quarter ended June 30, 2006                $0.47       $0.10
                Quarter ended March 31, 2006               $0.13       $0.08
                Quarter ended December 31, 2005            $0.12       $0.09
                Quarter ended September 30, 2005           $0.20       $0.11

         On September 24, 2007, the closing bid price of the Company's common stock was $0.055.

         As of September 24, 2007, there were 823 stockholders of record of our common stock. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

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

"PENNY STOCK" RULES

         Until our shares re-qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information as of June 30, 2007 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

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

Equity compensation plans
approved by security holders      2,414,000                      $4.20                           4,022,610


Equity compensation plans not
approved by security holders (1)  4,634,893                      $0.77                              17,000
                                  ---------                      -----                           ---------
Totals                            7,048,893                      $1.95                           4,039,610

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 2007, holders of certain Senior Notes converted an aggregate of approximately $1.5 million in principal and $41,000 in accrued interest into an aggregate of 9,324,926 shares of our common stock at a conversion price of $0.17 per share.

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

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2007, have an accumulated deficit of $497.8 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

RESEARCH AND DEVELOPMENT

         For the years ended June 30, 2007 and 2006, we incurred research and development expenses of $1.9 million and $1.8 million, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         In January 2007, the French Ethics Committee (IRB) and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for OXYGENT to prevent postoperative ileus resulting from hypoxia during major surgery trial. Subsequently, Alliance submitted a clinical trial protocol revision to the French Ethics Committee and the French Competent Authority, which modified the dosing regimen to a dose-escalation protocol. This modification allows for the safety and efficacy to be evaluated in three dose levels; however, this modification potentially could add additional 30 to 60 patients to the trial, depending upon the evaluation of efficacy at each dosing level. Alliance has initiated the trial, but will need additional funds to complete the study.

         On February 6, 2007, we announced the manufacture and release for shipment of OXYGENT for clinical trials. Alliance has now successfully completed the contract manufacture of OXYGENT clinical trial material. The clinical supplies will be used in the Phase 2b trial that will be conducted in Europe as described above.

         On March 15, 2007, we announced that, in accordance with the current regulations of the sFDA, the supplies for an IND application and clinical development must be manufactured in a facility in China. As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in China. Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan. Double-Crane will start a Phase 1 safety trial in Chinese nationals immediately after the sFDA approves the IND application.

         Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities in China. Supply of OXYGENT to the U.S. would be contingent on Double-Crane's compliance to Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2007 AS COMPARED WITH YEAR ENDED JUNE 30, 2006

         Our revenue increased to $573,000 for the year ended June 30, 2007, compared to $129,000 for the year ended June 30, 2006. The revenue for this year was primarily a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement. The revenue for last year was primarily royalties received from sales other than Imagent.

         Research and development expenses increased by $107,000, or 6%, to $1.9 million for the year ended June 30, 2007, compared to $1.8 million for the year ended June 30, 2006. The increase in research and development expenses was primarily due to an increase in activities during the current year in connection with the initiation of our Phase 2b postoperative ileus clinical study in France and the production of clinical trial material in an FDA-approved GMP facility.

         General and administrative expenses decreased by $26,000, or 2%, to $1.17 million for the year ended June 30, 2007, compared to $1.2 million for the year ended June 30, 2006. The decrease in general and administrative expenses was primarily the result of a reduction in staff by eliminating a fulltime patent attorney/corporate counsel position ($129,000) and a decrease in insurance ($22,000), partially offset by an increase in legal fees ($59,000), depreciation ($13,000) and the recording of stock-based employee and director compensation ($51,000).

         For the year ended June 30, 2007, we recorded a gain on the disposition of assets of $659,000. This amount primarily consisted of payments from Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., of $100,000 and the recognition of approximately $500,000 of deferred royalties during the year in connection with the IMAGENT asset sale transaction (see Note 5 to our accompanying consolidated financial statements). For the year ended June 30, 2006, we recorded an aggregate gain on the dispositions of assets and liabilities of $1.2 million. This amount consisted of $730,000 recorded in connection with the assumption of liabilities per the terms of the Astral Agreement and $476,000 resulting from the recording of payments from Imcor of $200,000 to fund our obligations, and the assumption by Imcor of certain of our obligations and settlements with various vendors and creditors of $276,000 during the year in connection with the IMAGENT asset sale transaction.

         For the year ended June 30, 2007, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment of our Senior Notes (see Note 6 to our accompanying consolidated financial statements). For the year ended June 30, 2006, we recorded a gain on the change in fair value of derivative liability of $2.6 million related to recording derivative liabilities at fair value in connection with the 2006 Amendment.

         Investment income decreased to $114,000 for the year ended June 30, 2007, compared to $198,000 for the year ended June 30, 2006. The decrease was primarily a result of a lower cash balance.

         Other income was $82,000 for the year ended June 30, 2006, the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $922,000 for the year ended June 30, 2007, an increase of 26% compared to $732,000 for the year ended June 30, 2006. The increased expense for the current year was primarily the result of recording accrued interest at a higher interest rate on the Senior Notes per terms of the 2006 Amendment (see Note 6 to our accompanying consolidated financial statements).

         For the year ended June 30, 2007, we recorded a loss on modification of debt of $1.8 million resulting from the issuance of additional notes in connection with the 2007 Amendment (see Note 6 to our accompanying consolidated financial statements). For the year ended June 30, 2006, we recorded a loss on extinguishment of debt of $10.1 million resulting from the fair value of the conversion feature in connection with the 2006 Amendment.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to June 30, 2007, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $39 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

         At June 30, 2007, we had approximately $873,000 in cash and cash equivalents compared to $3.6 million at June 30, 2006. The decrease resulted primarily from the net cash used in operations of $2.8 million, and the purchase of $74,000 of equipment, partially offset by cash received from Imcor of $100,000. At June 30, 2007, we had a working capital deficit of $12.1 million, compared to a working capital deficit of $9.6 million at June 30, 2006. The deficit increase was principally due to the net cash used in operations, the net increase in the Senior Note principal amounts and accrued interest of $1.1 million, partially offset by the reclassification of (a) the fair value of the derivative liability of $841,000 and (b) the deferred license fee revenue of $500,000. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $2.8 million for the year ended June 30, 2007, compared to $3.3 million for the year ended June 30, 2006. The decrease in net cash used in operating activities during the year ended June 30, 2007 was primarily due to a litigation award and settlement payment of $400,000 paid during the prior year.

         There was no cash provided by financing activities for the years ended June 30, 2007 and June 30, 2006.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. To date, Imcor has issued $3.7 million of its common stock to certain of our creditors, made cash payments to us in an approximate amount of $1.9 million, and assumed or we have settled $21.4 million in liabilities in full satisfaction of $27 million of the foregoing debt. In addition, Alliance and Imcor were co-plaintiffs in an Amersham litigation. On September 19, 2005, Alliance and Imcor entered into a global settlement agreement pursuant to which each party released the other from any further obligations under the IMAGENT asset purchase agreement, effectively terminating all ongoing obligations and rights under the agreement. The parties also agreed to a settlement of the Amersham litigation, in which all parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases. Alliance received $200,000 as a result of the above settlement agreements during fiscal year 2006.

         Imcor announced that it adopted a restructuring plan whereby it is evaluating alternatives with respect to efforts to sell or otherwise maximize asset values related to the IMAGENT technology, and is considering the sale or license of its IMAGENT assets, a merger or other material transaction. Since such a transaction may include selling the IMAGENT technology, a license or sale of the patent portfolio underlying the IMAGENT technology, a manufacturing rights agreement, or another form of transaction, Alliance has determined that there will be no future IMAGENT earn-out payments and deferred royalties previously recorded will not be paid; therefore, Alliance recognized $500,000 in deferred royalties as a gain on disposition of liabilities during the year ended June 30, 2007.

         In November 2006, Imcor entered into an amended and restated license agreement with one of its partners (the "Imcor Settlement Agreement"). Pursuant to the terms of the agreement, an aggregate of $100,000 (approximately $91,000 net, after deducting the Company's allocated share of direct expenses) was paid to Alliance during the year ended June 30, 2007.

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

         On December 22, 2004, PFC Therapeutics and LEO signed the LEO Exclusivity Agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe and Canada. The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement, which amount is recorded as deferred revenue and included in current liabilities in our consolidated balance sheet at June 30, 2007. On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus clinical study in surgery patients being conducted by us to confirm the results of an earlier study. The first dose-escalation portion of the Phase 2b study could be completed in early 2008. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by us, relating to the Phase 2b clinical trial.

         On May 16, 2005, PFC Therapeutics and Double-Crane entered into the Double-Crane Agreement whereby Double-Crane was granted the right to develop and commercialize OXYGENT in the PRC. Double-Crane made an upfront license fee payment of $500,000 and they will be obligated to make milestone and royalty payments to us. In addition, Double-Crane will be responsible for manufacturing clinical supplies and conducting clinical trials in the PRC, in accordance with international guidelines, necessary to receive marketing approval for OXYGENT and Alliance will have the right to use any data derived from these clinical trials in other territories. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC. Double-Crane will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

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

         In April 2006, Alliance entered into the 2006 Amendment of its Senior Notes. Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest accrued on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments that Alliance actually receives.

         As a result of the 2006 Amendment of the Senior Notes, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders at its Annual Meeting approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million. The Company was required to classify all non-employee options and warrants as derivative liabilities and record them at their fair values at each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. Accordingly, Alliance recognized $2.6 million in other income and a derivative liability balance of $841,000 at June 30, 2006 based on the fair value of such instruments. During the 2007 fiscal period ended November 14, 2006, the Company recognized other income of $357,000 and the derivative liability balance of $484,000 at that date was reclassified to additional paid-in capital since the increase in the number of shares approved by the shareholders was sufficient to settle all outstanding convertible instruments, thus there was no derivative liability at June 30, 2007.

         Since the Company did not have the funds to pay the Senior Notes on April 1, 2007, in two confidential teleconferences with the holders, Alliance requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008.

         On May 15, 2007, Alliance entered into the 2007 Amendment of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of Alliance's Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

         (a) The maturity date was extended from April 1, 2007 to the date ninety (90) days after the date of the 2007 Amendment. If the Company received more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days (which the Company did not receive), the maturity date would have been automatically extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

         (b) If the Company receives at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date will automatically become June 30, 2008.

         The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualifies as a Qualified Financing will not require additional approval from the Senior Note holders.

         Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million. These new notes bear interest at the rate of 10% per annum, will mature on June 30, 2008 and may become convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion and Alliance provides written notice to the holders of these notes that they are then convertible into common stock.

         The Company also agreed to an increase of 20% to the current royalty/milestone payment participation amounts set forth in the 2006 Amendment. Under the 2006 Amendment, Senior Note holders receive 50% of the total amounts of royalties and milestones received by the Company from third parties until 100% of the payment participation amounts have been received. The Senior Note holders will now receive payment sharing until 120% of the payment participation amounts have been received if they continue to hold their Senior Notes through June 30, 2008.

         As of September 27, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $12 million.

         We believe we have working capital to fund our operations through December 31, 2007; therefore, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Further, additional equity or debt financing may be required to fund our ongoing operations. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         At June 30, 2007, the following approximate debt obligations were outstanding:

         (a)  $415,000 owed to various vendors;

         (b)  $151,000 in accrued expenses;

         (c)  $100,000 in deferred revenue;

         (d) $12.3 million in Senior Notes, including $2.1 million in accrued interest;

         (e) $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

SUBSEQUENT EVENTS

         Subsequent to the fiscal year end, holders of certain Senior Notes converted an aggregate of approximately $580,000 in principal and $108,000 in accrued interest into an aggregate of 4,047,054 shares of our common stock at a conversion price of $0.17 per share.

         As of September 27, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $12 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008.

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

ITEM 7.  FINANCIAL STATEMENTS

                          ALLIANCE PHARMACEUTICAL CORP.
                          -----------------------------

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                    26

Consolidated Balance Sheet at June 30, 2007                                27

Consolidated Statements of Operations for the Years                        28
         Ended June 30, 2007 and 2006

Consolidated Statements of Stockholders' Deficit for the Years             29
         Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the Years                        30
         Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements                                 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. (the "Company") as of June 30, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2007 and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.


                          /S/ KMJ CORBIN & COMPANY LLP

Irvine, California
September 27, 2007


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------

                                                                                YEAR ENDED
                                                                               JUNE 30, 2007
                                                                               -------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $     873,000
    Other current assets                                                              60,000
                                                                               -------------
            Total current assets                                                     933,000

PROPERTY AND EQUIPMENT - NET                                                         126,000
OTHER ASSETS                                                                          10,000
                                                                               -------------
                                                                               $   1,069,000
                                                                               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                           $     415,000
    Accrued expenses                                                                 151,000
    Deferred revenue                                                                 100,000
    Senior notes payable and accrued interest                                     12,349,000
                                                                               -------------
            Total current liabilities                                             13,015,000

OTHER LIABILITIES                                                                    750,000
                                                                               -------------

            Total liabilities                                                     13,765,000
                                                                               -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value; 5,000,000 shares authorized;
       Series F preferred stock - 793,750 shares issued and outstanding,
       liquidation preference of $31,750,000                                           8,000
    Common stock - $0.01 par value; 150,000,000 shares authorized;
       46,801,229 shares issued and outstanding                                      468,000
    Additional paid-in capital                                                   484,641,000
    Accumulated deficit                                                         (497,813,000)
                                                                               -------------
            Total stockholders' deficit                                          (12,696,000)
                                                                               -------------
                                                                               $   1,069,000
                                                                               =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------


                                                             Years ended June 30,
                                                             2007            2006
                                                         ------------    ------------

REVENUES:
     Royalty, license and research                       $    573,000    $    129,000
                                                         ------------    ------------

OPERATING EXPENSES:
     Research and development                               1,940,000       1,833,000
     General and administrative                             1,169,000       1,196,000
                                                         ------------    ------------
                                                            3,109,000       3,029,000
                                                         ------------    ------------
LOSS FROM OPERATIONS                                       (2,536,000)     (2,900,000)

INVESTMENT INCOME                                             114,000         198,000
OTHER INCOME                                                       --          82,000
LOSS ON MODIFICATIONT OF DEBT                              (1,765,000)             --
LOSS ON EXTINGUISHMENT OF DEBT                                     --     (10,076,000)
INTEREST EXPENSE                                             (922,000)       (732,000)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY                  357,000       2,647,000
GAIN ON DISPOSITION OF ASSETS AND LIABILITIES                 659,000       1,206,000
                                                         ------------    ------------
NET LOSS                                                 $ (4,093,000)   $ (9,575,000)
                                                         ============    ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED             $      (0.10)   $      (0.27)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     40,501,000      35,320,000
                                                         ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                         CONVERTIBLE
                                       PREFERRED STOCK          COMMON STOCK         ADDITIONAL                            TOTAL
                                      ------------------  -----------------------      PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                       SHARES     AMOUNT    SHARES       AMOUNT        CAPITAL          DEFICIT          DEFICIT
                                      --------   -------  -----------   ---------   -------------    -------------    -------------

BALANCES AT JULY 1, 2005               794,000   $ 8,000   34,830,000   $ 348,000   $ 475,569,000    $(484,145,000)   $  (8,220,000)
     Beneficial conversion feature
         on senior notes                    --        --           --          --      10,076,000               --       10,076,000
     Reclassification of fair
         value of non-employee
         options and warrants               --        --           --          --      (3,488,000)              --       (3,488,000)
     Issuance of common stock upon
         conversion of senior
         notes and accrued interest         --        --    2,646,000      27,000         423,000               --          450,000
     Compensatory stock options             --        --           --          --          32,000               --           32,000
     Net loss                               --        --           --          --              --       (9,575,000)      (9,575,000)
                                      --------   -------  -----------   ---------   -------------    -------------    -------------
BALANCES AT JUNE 30, 2006              794,000     8,000   37,476,000     375,000     482,612,000     (493,720,000)     (10,725,000)
     Reclassification of fair
         value of non-employee
         options and warrants               --        --           --          --         484,000               --          484,000
     Issuance of common stock upon
         conversion of senior
         notes and accrued interest         --        --    9,325,000      93,000       1,493,000               --        1,586,000
     Compensatory stock options             --        --           --          --          52,000               --           52,000
     Net loss                               --        --           --          --              --       (4,093,000)      (4,093,000)
                                      --------   -------  -----------   ---------   -------------    -------------    -------------
BALANCES AT JUNE 30, 2007              794,000   $ 8,000   46,801,000   $ 468,000   $ 484,641,000    $(497,813,000)   $ (12,696,000)
                                      ========   =======  ===========   =========   =============    =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                        Years ended June 30,
                                                                        2007            2006
                                                                    ------------    ------------
OPERATING ACTIVITIES:
     Net loss                                                       $ (4,093,000)   $ (9,575,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                 35,000          22,000
            Loss on modification of debt                               1,765,000              --
            Loss on extinguishment of debt                                    --      10,076,000
            Accrued interest on senior notes                             922,000         732,000
            Compensatory stock options                                    52,000          32,000
            Change in fair value of derivative liability                (357,000)     (2,647,000)
            Gain on disposition of assets and liabilities               (659,000)     (1,206,000)
            Changes in operating assets and liabilities:
               Other assets                                               (6,000)      1,042,000
               Accounts payable, accrued expenses and other             (455,000)     (1,800,000)
                                                                    ------------    ------------
Net cash used in operating activities                                 (2,796,000)     (3,324,000)
                                                                    ------------    ------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                          (74,000)        (15,000)
     Proceeds from disposition of assets                                 100,000         200,000
                                                                    ------------    ------------
Net cash provided by investing activities                                 26,000         185,000
                                                                    ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,770,000)     (3,139,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         3,643,000       6,782,000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    873,000    $  3,643,000
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock upon conversion of senior
        notes and interest                                          $  1,586,000    $    450,000
                                                                    ============    ============
     Reclassification of derivative liability                       $    484,000    $         --
                                                                    ============    ============
     Reclassification of the estimated fair value of non-employee
        options and warrants to derivative liability                $         --    $  3,488,000
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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through June 30, 2007 and has negative working capital at that date of approximately $12.1 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Notes 6 and 8, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006. Because the holders of the Senior Notes were willing to renegotiate their terms, the maturity date of the Senior Notes was extended to April 1, 2007; however, the Company did not have the resources to repay the Senior Notes on April 1, 2007. The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner (see Note 6). This amendment was approved by substantially all of the Senior Note holders. The Company is continuing to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates made by management include, among others, recoverability of property and equipment and the valuation of deferred tax assets, stock options and derivative liabilities. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS
-------------------------

         The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------

         Cash and cash equivalents are financial instruments that potentially subject the Company to a concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At June 30, 2007, the Company had approximately $800,000 in these accounts in excess of the FDIC insurance limits.

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At June 30, 2007, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
-------------------------------------

         As a result of the amendment to its Senior Note Amended Purchase Agreement and Registration Rights Agreement in April 2006 (the "2006 Amendment") (see Note 6), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders, at its Annual Meeting, approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, with an aggregate fair value totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. During the year ended June 30, 2006, the Company recognized other income of $2.6 million related to recording the derivative liability at fair value. During the year ended June 30, 2007, the Company recognized other income of $357,000 related to recording the derivative liability at fair value.

         Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the year ended June 30, 2006 and for the 2007 fiscal period ended November 14, 2006: annual volatility of 265% and 165%, respectively; dividend yield of 0% for both periods; and risk free interest rate of 4.95% for both periods.

         The following is a summary of the changes to the derivative liability during the years ended June 30, 2006 and 2007:

             Derivative liability, June 30, 2005                    $        --
             Derivative liability added during 2006                   3,488,000
             Change in fair value during 2006                        (2,647,000)

             Derivative liability, June 30, 2006                        841,000
             Change in fair value during 2007                          (357,000)
             Derivative liability, November 14, 2006                    484,000
             Reclassification to equity upon approval of increase
                in authorized shares, November 14, 2006                (484,000)
                                                                    -----------
             Derivative liability, June 30, 2007                    $        --
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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the years ended June 30, 2007 and 2006, the Company incurred research and development expenses of approximately $1.9 million and $1.8 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of June 30, 2007 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE
----------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the years ended June 30, 2007 and 2006, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 73,310,000 and 66,885,000 at June 30, 2007 and 2006, respectively.

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

BENEFICIAL CONVERSION FEATURE
-----------------------------

         The convertible feature of the Senior Notes provided for a fixed rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO," and EITF Issue No. 00-27, "APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. Since the BCF was incurred in connection with the modification of the debt instrument (see Note 6), the entire amount of $10.1 million was recorded as a loss on extinguishment of debt and is included in the accompanying consolidated statement of operations for the year ended June 30, 2006 in accordance with EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS" ("EITF No. 96-19").

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         At June 30, 2007, the Company has two stock-based employee compensation plans.

         On July 1, 2006, the Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123") (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") for periods beginning in the Company's fiscal 2007. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's consolidated financial statements as of and for the year ended June 30, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

         SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 and, as such, generally recognized no compensation cost for employee stock options. During the year ended June 30, 2006, no stock-based employee compensation cost was reflected in the accompanying consolidated statement of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended June 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended June 30, 2007 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the year ended June 30, 2007 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended June 30, 2007. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS
--------------------

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant up to one year after the date of grant and have a ten-year term. As of June 30, 2007, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,039,610 shares available for future issuance.

SUMMARY OF ASSUMPTIONS AND ACTIVITY
-----------------------------------

         The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

         The following table illustrates the effect on net loss and net loss per share for the year ended June 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting periods:

                                                                       2006
                                                                    -----------

             Net loss as reported                                   $(9,575,000)
                 Total stock-based employee compensation
                     expense determined under fair-value-
                     based method for all awards                       (291,000)
                                                                    -----------
                 Pro forma net loss                                 $(9,866,000)
                                                                    ===========
             Net loss per share, basic and diluted:
                 As reported                                        $     (0.27)
                                                                    ===========
                 Pro forma                                          $     (0.28)
                                                                    ===========

         The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2007 and 2006, respectively: risk-free interest rate range of 4.78% to 5.05% and 4.95% to 5.05%; dividend yield of 0% for both years; volatility factor of 131% and 267%; and a weighted-average expected term of 7 years for both years. The estimated weighted average fair value at grant date for the options granted during 2007 and 2006 was $0.13 and $0.11 per option, respectively.

         A summary of option activity as of June 30, 2007 and changes during the year then ended is presented below:

                                                                         JUNE 30, 2007
                                                   -----------------------------------------------------
                                                                       WEIGHTED-AVERAGE
                                                                    -----------------------
                                                                                REMAINING
                                                                                CONTRACTUAL    AGGREGATE
                                                                    EXERCISE       TERM        INTRINSIC
                                                      SHARES         PRICE        (YEARS)        VALUE
                                                   -----------------------------------------------------
Options outstanding at July 1, 2006                  2,937,018      $  5.65         7.51
Options granted                                         57,500      $  0.13
Options forfeited/expired                             (177,518)     $ 26.88
Options exercised                                            -
                                                   -------------------------
Options outstanding at June 30, 2007                 2,817,000      $  4.20         6.75         $ -
                                                   -----------------------------------------------------
Unvested options expected to vest at June 30, 2007     573,300      $  0.22         7.93         $ -
                                                   -----------------------------------------------------
Options exercisable at June 30, 2007                 2,232,000      $  5.24         6.44         $ -
                                                   =====================================================

         There were 57,500 options granted with a weighted average grant date fair value of $0.13 per share during the year [GRAPHIC OMITTED] ended June 30, 2007.

         As of June 30, 2007, there was approximately $56,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the year ended June 30, 2007 related to employee and director options and options issued to consultants was approximately $51,000 and $1,000 respectively, net of an estimated forfeiture rate of 2%.

         As a result of adopting SFAS No. 123(R) on July 1, 2006, the Company's net loss for the year ended June 30, 2007 was approximately $51,000 higher than if it had continued to account for share-based compensation under APB 25. Net loss per share for the year ended June 30, 2007 was the same. The Company allocated $51,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

         In September 2006, the Securities and Exchange Commission staff issued SAB No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB No. 108"). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a significant impact on the Company's consolidated financial condition or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.


2.  FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT - NET
----------------------------

         Property and equipment consist of the following at June 30, 2007:

           Furniture, fixtures and equipment                     $    275,000
           Less accumulated depreciation and amortization            (149,000)
                                                                 -------------
                                                                 $    126,000
                                                                 =============

OTHER LIABILITIES
-----------------

         Other liabilities consist of $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any (see Note 5). In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.


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

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2007.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a Phase 2b postoperative ileus clinical study in surgery patients being conducted by the Company to confirm the results of an earlier study. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the postoperative ileus clinical trial.

         On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other corresponding obligations were completed during this fiscal year, thus such amount was recognized as license revenue at June 30, 2007.

         Double-Crane intends to pursue an intraoperative and postoperative transfusion avoidance endpoint. Double-Crane's clinical development plan incorporates a new protocol design that is intended to build on the previously conducted Alliance Phase 2 and Phase 3 clinical trials. In these studies, the efficacy of OXYGENT in terms of drug activity (i.e., its ability to deliver oxygen) enabled patients to remain physiologically stable at lower intraoperative hemoglobin ("Hb") levels. OXYGENT was shown to be statistically better than blood in reversing, as well as maintaining reversal of, physiological transfusion triggers. Importantly, the Double-Crane study will not employ any blood harvesting techniques (i.e., acute normovolemic hemodilution or intraoperative autologous donation), which were implicated in safety issues in a previous Alliance Phase 3 clinical trial.

         Double-Crane is obligated pursuant to its agreement with Alliance to conduct clinical trials in China in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the "ICH") Guidelines, which would allow Alliance to use any data derived from the clinical trials in other countries.

         Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.


4.  ASTRAL, INC.

         On September 6, 2005, Alliance and Astral entered into an asset contribution agreement (the "Astral Agreement") with MultiCell Technologies, Inc. ("MultiCell") and Astral Therapeutics, Inc. ("Astral Therapeutics") pursuant to which Alliance and Astral contributed all of their respective assets (including intellectual property, laboratory equipment and furniture), which had a net book value of zero at the date of contribution, that relate primarily to the business of Astral to Astral Therapeutics, a new entity formed for the purpose of further developing the Astral assets. In return, Alliance received an amount of common stock (490,000 shares) of Astral Therapeutics equal to approximately 49% of the outstanding capital stock of Astral Therapeutics. In addition, in connection with this transaction, Astral Therapeutics assumed certain obligations and liabilities of Alliance with respect to the Astral assets. Subsequent to the transfer of the Astral assets, MultiCell purchased $2 million in Series A Preferred Stock of Astral Therapeutics. MultiCell paid $1 million of this amount at the closing of the purchase of the Series A Preferred Stock and paid the balance in four quarterly installments of $250,000 through September 2006 pursuant to a promissory note that was secured by a pledge of $1 million in value of Astral Therapeutics Series A Preferred Stock. After the purchase and sale of the Series A Preferred Stock of Astral Therapeutics to MultiCell, Alliance owns approximately 33% of the fully diluted outstanding capital stock of Astral Therapeutics. Pursuant to the Astral Agreement, MultiCell assumed all of Astral's obligations under Astral's assignment agreement with Mixture Sciences, Inc. ("Mixture Sciences"). In total, the Company transferred approximately $730,000 of net liabilities to Astral Therapeutics (which amount was recorded as a gain on disposition of liabilities during the year ended June 30, 2006) in exchange for 490,000 shares of common stock of Astral Therapeutics. Subsequently, Astral Therapeutics' name was changed to MultiCell Immunotherapeutics, Inc. ("MCTI"). MultiCell is actively pursuing the sale of MCTI's assets and we will participate in the proceeds of that sale, if any, to the extent of our percent ownership.

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


5.  SALE OF IMAGENT(R) ASSETS

         On June 18, 2003, Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., acquired certain assets and assumed certain liabilities from Alliance. The assets acquired by Imcor included all of Alliance's assets related to designing, developing, manufacturing, marketing, selling, licensing, supporting and maintaining its IMAGENT product, an ultrasound contrast agent that was approved by the United States Food & Drug Administration ("FDA") for marketing in the U.S. in June 2002. The amount of consideration was determined through arms-length negotiations. To the extent obligations with certain creditors were completely settled, Alliance recorded a gain from sale of assets of approximately $10.6 million during the year ended June 30, 2003, approximately $15 million during the year ended June 30, 2004, approximately $306,000 during the year ended June 30, 2005, approximately $476,000 during the year ended June 30, 2006 and approximately $659,000 during the year ended June 30, 2007 related to the disposition of these assets. To date, Alliance has recorded approximately $27 million as a gain on the disposition of assets as a result of Imcor issuing shares of its stock valued at approximately $3.7 million to Alliance creditors, Imcor funding approximately $1.9 million of Alliance's obligations, and approximately $21.4 million related to settlement agreements or Imcor's assumed obligations of Alliance.

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

         Imcor announced that it adopted a restructuring plan whereby it is evaluating alternatives with respect to efforts to sell or otherwise maximize asset values related to the IMAGENT technology, and is considering the sale or license of its IMAGENT assets, a merger or other material transaction. Since such a transaction may include selling the IMAGENT technology, a license or sale of the patent portfolio underlying the IMAGENT technology, a manufacturing rights agreement, or another form of transaction, Alliance has determined that there will be no future IMAGENT earn-out payments and deferred royalties previously recorded will not be paid; therefore, Alliance recognized $500,000 in deferred royalties as a gain on disposition of liabilities during the year ended June 30, 2007.

         In November 2006, Imcor entered into an amended and restated license agreement with one of its partners. Pursuant to the terms of the Imcor Settlement Agreement mentioned above, an aggregate of $100,000 (approximately $91,000 net, after deducting the Company's allocated share of direct expenses) was paid to Alliance during the year ended June 30, 2007.


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

         The Senior Notes were due March 24, 2006, and bore interest at 6% per annum. In April 2006, the Company entered into the 2006 Amendment with each of the existing holders of Alliance's Senior Notes. Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17, and the interest that accrued on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to the amounts due under the Senior Notes, the holders of the Senior Notes are entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments Alliance actually receives.

         Since the 2006 Amendment of the Senior Notes resulted in terms that, pursuant to EITF No. 96-19, were substantially different from the terms of the original Senior Notes, the modification was treated as an extinguishment of debt in the year ended June 30, 2006. The Company recorded a total debt discount of $10.1 million in connection with the conversion feature of the amended Senior Notes, based on the difference between the $0.17 amended conversion rate of the Senior Notes and the closing price of $0.32 of the Company's common stock on the date of the 2006 Amendment. The discount was immediately recorded as an expense in connection with the extinguishment of debt and is included in the accompanying consolidated statement of operations for the year ended June 30, 2006.

         The 2006 Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding and options, warrants and exercisable convertible instruments until shareholders approved an increase in authorized shares of common stock on November 14, 2006. As a result, under EITF 00-19, all non-employee options and warrants were classified as derivative liabilities and recorded at their fair values at each balance sheet date (see
Note 1).

         On May 15, 2007, Alliance entered into an amendment (the "2007 Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

         (a) The maturity date was extended from April 1, 2007 to the date ninety (90) days after the date of the 2007 Amendment. If the Company received more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days (which the Company did not receive), the maturity date would have been automatically extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

         (b) If the Company receives at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date will automatically become June 30, 2008.

         The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualifies as a Qualified Financing will not require additional approval from the Senior Note holders.

         Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million, which was recorded as a loss on modification of debt and has been expensed in the consolidated statement of operations during the year ended June 30, 2007. These new notes bear interest at the rate of 10% per annum, will mature on June 30, 2008 and may become convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion.

         The Company further agreed to an increase of 20% to the current royalty/milestone payment participation amounts set forth in the 2006 Amendment. Under the 2006 Amendment, Senior Note holders receive 50% of the total amounts of royalties and milestones received by the Company from third parties until 100% of the payment participation amounts have been received. The Senior Note holders will now receive payment sharing until 120% of the payment participation amounts have been received if they continue to hold their Senior Notes through June 30, 2008.

         As of September 27, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $12 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008. Under the current plan, Alliance has enough funds to operate through December 31, 2007.

         The Senior Notes can be converted at anytime prior to the maturity date. During the fiscal year ended June 30, 2007, holders of certain Senior Notes converted an aggregate of approximately $1.5 million in principal and approximately $41,000 in accrued interest into an aggregate of 9,324,926 shares of our common stock at a conversion price of $0.17 per share. At June 30, 2007, the principal and accrued interest balances approximate $10.2 million and $2.1 million, respectively.


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

         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2007:

                                                     Average
                                    Weighted        Remaining                    Weighted
    Range of            Number       Average       Contractual      Number        Average
Exercise Prices      outstanding  Exercise Price      Life        Exercisable  Exercise Price
---------------------------------------------------------------------------------------------
     $0.11              442,500       $0.11           8.31           237,500       $0.11
 $0.13 - $0.25          146,000       $0.16           7.47           108,500       $0.17
     $0.29            1,370,000       $0.29           7.54         1,027,500       $0.29
 $0.41 - $0.44          312,500       $0.41           6.97           312,500       $0.41
 $3.10 - $4.90          226,000       $3.15           4.35           226,000       $3.15
$13.75 - $24.37         164,800      $17.49           2.60           164,800      $17.49
$33.44 - $64.38         155,200      $49.16           2.07           155,200      $49.16

                   -------------                                 ------------
                      2,817,000       $4.20           6.75         2,232,000       $5.24
                   =============                                 ============

         At June 30, 2006, 2,274,768 options were exercisable at a weighted average exercise price of $7.05 per share.

WARRANTS
--------

         At June 30, 2007, the Company had warrants outstanding to purchase 4,231,893 shares of common stock at prices ranging from $0.17 to $0.50 per share. The warrants expire on various dates from October 2007 through June 2009. During the years ended June 30, 2007 and 2006, the Company did not grant any warrants and no warrants were exercised. During the year ended June 30, 2007, 10,005,726 warrants with a weighted average exercise price of $0.29 expired.

         The following table summarizes common shares reserved for issuance at June 30, 2007 on exercise or conversion of:

         Series F convertible preferred stock                            635,000
         Common stock options                                          6,930,128
         Common stock warrants                                         4,231,893
                                                                      ----------
         Total common shares reserved for issuance                    11,797,021
                                                                      ==========


9.  INCOME TAXES

         No provision for income taxes was recorded for the years ended June 30, 2007 and 2006 due to the significant net operating loss carryforwards.

         The significant components of the Company's deferred tax assets as of June 30, 2007 are shown below. A valuation allowance of $194 million, of which $1.4 million is related to the year ended June 30, 2007, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

         Deferred tax assets consist of the following:

         Net operating loss carryforwards                         $ 165,658,000
         Research and development credits                            27,528,000
         Capitalized research expense                                   610,000
         Other - net                                                    384,000
                                                                  -------------
         Total deferred tax assets                                $ 194,180,000
         Valuation allowance for deferred tax assets               (194,180,000)
                                                                  -------------
         Net deferred tax assets                                  $          --
                                                                  =============

         Approximately $4 million of the valuation allowance for deferred tax assets relates to stock option deductions, a portion of which, if recognized, may be allocated to contributed capital.

         At June 30, 2007, the Company had federal and various state net operating loss carryforwards of approximately $457 million and $63 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. Approximately $19 million in federal tax loss carryforwards expired in the 2007 fiscal year. Additional carryforwards will continue to expire in the 2008 fiscal year unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $18 million and $10 million, respectively. Approximately $1 million in federal research and development tax credit carryforwards expired in the 2007 fiscal year. Additional carryforwards will continue to expire in the 2008 fiscal year unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50%; therefore, a significant portion will expire prior to being fully utilized.


10.  COMMITMENTS AND CONTINGENCIES

LEASES
------

         The Company leases the facilities in which it operates under certain operating leases. Payments for the office facilities approximate $10,000 per month and expire September 30, 2007. The Company has recently executed a lease on a different facility.

         Rental expense for operating leases approximated $108,000 and $101,000 for the years ended June 30, 2007 and 2006, respectively. Estimated rental obligations under the new lease are $66,000 for fiscal 2008 and $12,000 for fiscal 2009.

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


11.  SUBSEQUENT EVENTS

         Subsequent to the fiscal year end, holders of certain Senior Notes converted an aggregate of approximately $580,000 in principal and approximately $108,000 in accrued interest into an aggregate of 4,047,054 shares of our common stock at a conversion price of $0.17 per share.

         As of September 27, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $12 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no significant changes made in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected or are reasonably likely to materially affect this internal control system. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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


ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH Section 16(a) OF THE EXCHANGE ACT


DIRECTORS OF THE COMPANY

         The following are the directors of the Company:

Name                         Position                                      Age
----                         --------                                      ---

Duane J. Roth                Chairman and Chief Executive Officer          57
Pedro Cuatrecasas, M.D.      Director                                      71
Carroll O. Johnson           Director                                      74
Stephen M. McGrath           Director                                      72
Jean G. Riess, Ph.D.         Director                                      71
Theodore D. Roth             Director                                      56


BIOGRAPHICAL INFORMATION REGARDING DIRECTORS

         DUANE J. ROTH. Mr. D. Roth has served as a director of the Company since 1985. He has served as Chief Executive Officer of the Company since 1985 and as Chairman since October 1989. Prior to joining the Company, Mr. D. Roth served as President of Analytab Products, Inc., an American Home Products company (now Wyeth) involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices. For the previous ten years, he was employed in various sales, marketing and general management capacities with Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products. Mr. D. Roth also serves as CEO of CONNECT, a non-profit technology business accelerator in San Diego. Mr. D. Roth's brother, Theodore D. Roth, is a director of the Company. Mr. D. Roth does not qualify as an "independent" director within the meaning of Rule 4200(a)(15) of the Listing Standards of the National Association of Securities Dealers ("NASD") because he is currently employed as our Chief Executive Officer.

         PEDRO CUATRECASAS, M.D. Dr. Cuatrecasas has served as a director of the Company since August 1996. He has over 35 years of experience in the pharmaceutical industry. Dr. Cuatrecasas retired from the positions of Vice President of Warner-Lambert Company and President, Parke-Davis Pharmaceutical Research on December 31, 1996, positions he had held since 1989. During the previous four years, he had been Senior Vice President of Research and Development and Director of Glaxo, Inc. For the prior ten years, he was Vice President of Research, Development and Medical and Director of Burroughs Wellcome Company. Dr. Cuatrecasas is a member of the National Academy of Sciences and the Institute of Medicine. He is currently an independent consultant in pharmaceutical research and an Adjunct Professor in Medicine and Pharmacology at the University of California in San Diego. He received his M.D. from Washington University School of Medicine. Dr. Cuatrecasas qualifies as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards.

         CARROLL O. JOHNSON. Mr. Johnson has served as a director of the Company since 1989. In 2004, he retired as President of Research Management, Inc., an independent contract research organization that provided services to the pharmaceutical industry. Previously, he served for 25 years in various research, sales and marketing positions with several pharmaceutical companies, including Pharmacia Laboratories, Inc., where he created a national sales force that introduced three major products. Mr. Johnson qualifies as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards.

         STEPHEN M. MCGRATH. Mr. McGrath has served as a director of the Company since 1989. In May 1998, he retired as Executive Vice President of CIBC World Markets, Inc. and as the Director of its Corporate Finance Department. For the eleven years prior to his employment by CIBC Oppenheimer in 1983, he held various executive positions with Warner-Lambert Company. Before joining Warner-Lambert, Mr. McGrath was Controller and Assistant Treasurer of Sterling Drug, Inc. and a certified public accountant for Price Waterhouse & Co. Mr. McGrath qualifies as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards.

         JEAN G. RIESS, PH.D. Professor Riess has served as a director of the Company since 1989. Until his retirement in 1996, he had been the Director of Laboratoire de Chimie Moleculaire at the University of Nice for over 20 years. He has been an active researcher since receiving a Ph.D. from the University of Strasbourg, with numerous patents and over 380 publications. For more than 20 years, Dr. Riess has focused on chemistry related to perfluorochemical emulsions for medical application. He has directed research in synthesis of tailored perfluorochemicals, in emulsion technology, in synthesis of fluorinated surfactants, in the physical chemistry of emulsion stabilization and in surfactant self-aggregation. Dr. Riess qualifies as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards.

         THEODORE D. ROTH. Mr. T. Roth has served as a director of the Company since 1998. He has been a Managing Director of Roth Capital Partners, LLC, an investment-banking firm, since 2003. For more than 15 years prior, Mr. T. Roth was employed by the Company, most recently serving as President and Chief Operating Officer. He received his J.D. from Washburn University and an LL.M. in Corporate and Commercial Law from the University of Missouri in Kansas City. Mr.
T. Roth also serves on the boards of BioMed Realty, Inc. and Orange 21 Inc. He is the brother of Duane J. Roth, the Chairman and Chief Executive Officer of the Company. Mr. T. Roth does not qualify as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards because he is an immediate family member of Mr. D. Roth.

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         During the fiscal year ended June 30, 2007, there were four meetings of the Board of Directors. In addition, during the fiscal year ended June 30, 2007, each Board member attended 75% or more of the aggregate meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. The Company also encourages all members of the Board to attend the Company's annual meeting of Shareholders each year. Five members of the Board attended the Company's 2006 Annual Meeting in person and one member participated by teleconference.

         Shareholders may communicate with members of the Company's Board by mail addressed to the full Board, a specific member of the Board or to a particular committee of the Board at 7590 Fay Avenue, Suite 402, La Jolla, CA 92037.

         The Board has also established an Executive Committee, a Compensation Committee, an Audit Committee and a Nominating Committee.

         EXECUTIVE COMMITTEE

         The Executive Committee was established to act when the full Board of Directors is unavailable. The Executive Committee held no meetings during fiscal year 2007. It has all the authority of the Board between meetings of the entire Board as to matters, which have not been specifically delegated to other committees of the Board, except the authority that by law cannot be delegated by the Board of Directors. The members of the Executive Committee are Dr. Cuatrecasas and Mr. D. Roth.

         COMPENSATION COMMITTEE

         The Compensation Committee advises and makes recommendations to the Board of Directors regarding matters relating to the compensation of directors, officers and senior management. The Compensation Committee held no meetings during fiscal year 2007. The members of the Compensation Committee are Dr. Cuatrecasas and Messrs. Johnson and McGrath.

         AUDIT COMMITTEE

         The Audit Committee advises and makes recommendations to the Board concerning our internal controls, our independent auditors and other matters relating to our financial activities and reporting. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee held one meeting during fiscal year 2007. The Audit Committee is composed of Messrs. Johnson and McGrath. Our audit committee financial expert is Mr. McGrath. All members of the Audit Committee are independent (as that term is used in Item 7(d)(3) of Schedule 14A under the Exchange Act, as amended, and as defined in Rule 4200(a)(15) of the NASD Listing Standards). The Audit Committee has adopted a written Audit Committee Charter, which requires that the Company's Audit Committee be comprised of three (3) members. Therefore, the Company is actively searching for an alternative independent director who is willing to serve on this committee.

         NOMINATING COMMITTEE

         The Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Company's Board of Directors and committees thereof. The Nominating Committee held no meetings during fiscal year 2007. The Nominating Committee is composed of Dr. Riess and Mr. Johnson. All members of the Nominating Committee are independent of management (as that term is defined in Rule 4200(a)(15) of the NASD Listing Standards). The Nominating Committee has not adopted a written Nominating Committee Charter.

         When considering a potential candidate for membership on the Company's Board of Directors, the Nominating Committee considers relevant business and industry experience and demonstrated character and judgment. There are no differences in the manner in which the Nominating Committee evaluates a candidate that is recommended for nomination for membership on the Company's Board of Directors by a Shareholder. The Nominating Committee has not received any recommendations from any of the Company's Shareholders in connection with the Annual Meeting.

         The Nominating Committee will consider shareholder nominations for directors submitted in accordance with the following procedure: A notice relating to the nomination must be timely given in writing to the Secretary of the Company prior to the meeting. To be timely, the notice must be delivered within the time permitted for submission of a Shareholder proposal as described under "Future Proposals by Shareholders." Such notice must be accompanied by the nominee's written consent, contain information relating to the business, experience and background of the nominee, and contain information with respect to the nominating Shareholder and persons acting in concert with the nominating Shareholder.

CODE OF ETHICS
--------------

         Our Board has adopted a Code of Ethics for the Chief Executive Officer and senior financial officers to govern their conduct.

EXECUTIVE OFFICERS OF THE COMPANY

         The following are the executive officers of the Company:

         DUANE J. ROTH. Mr. Roth has been our Chief Executive Officer since 1985 (see above).

         B. JACK DEFRANCO. Mr. DeFranco, who is 62, has served as our President and Chief Operating Officer since October 2005. From June 2003 to October 2005, Mr. DeFranco was the Senior Vice President and Chief Operating Officer of Imcor Pharmaceutical Co. For the ten years prior to that, Mr. DeFranco was Vice President of Business Development and Marketing with Alliance. Previously, Mr. DeFranco held various management positions in business development, marketing and sales with Smith & Nephew and Johnson and Johnson. In his career he has launched over 20 medical products, many of which were related to blood transfusion safety. Mr. DeFranco holds a BS in Biology from Stephen F. Austin University and an MBA and a Masters in Finance from Fairleigh Dickenson University.

         EDWARD C. HALL. Mr. Hall has been our Chief Financial Officer since July 2004, on a part-time basis. Mr. Hall has held senior financial executive positions with both public and privately held life sciences and technology companies for over 25 years. Prior to his appointment as our Chief Financial Officer, he served as Vice President and Chief Financial Officer of Chromagen, Inc., a private biotech tools company that develops proteomic and genomic assays for use in drug discovery. Prior to that Mr. Hall was Vice President, Finance and Chief Financial Officer of Cytel Corporation, a public biotech company and developer of anti-inflammatory drugs. Mr. Hall is also a Partner of Tatum LLC.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5s were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the 2007 fiscal year were met in a timely manner by its directors, executive officers and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set forth below is information regarding compensation earned by, paid or awarded to the following executive officers during the fiscal year ended June 30, 2007: (i) Duane J. Roth, our Chief Executive Officer ("CEO"); and (ii) B. Jack DeFranco, our President and Chief Operating Officer. The identification of such named executive officers is determined based on the individual's total compensation for the fiscal year ended June 30, 2007, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals. We refer to these executives collectively as the "Named Executive Officers."

         The following table sets forth for our Named Executive Officers: (i) the dollar value of base salary earned during the fiscal year ended June 30, 2007; and (ii) the dollar value of total compensation for the fiscal year. No compensation in the form of bonuses, stock awards, option awards, non-equity incentive plan awards or other non-salary compensation was paid or granted to the Named Executive Officers during the 2007 fiscal year.


                           SUMMARY COMPENSATION TABLE

                       NAME
                        AND
                     PRINCIPAL                SALARY    TOTAL
                     POSITION        YEAR       ($)      ($)
             --------------------- -------- ---------- --------

             Duane J. Roth           2007    $120,000  $120,000
                Chief Executive
                Officer

             B. Jack DeFranco        2007    $235,000  $235,000
                President and
                Chief Operating
                Officer

(a) The Board of Directors has determined that, as in fiscal year 2005 and 2006, there will be no executive bonuses for fiscal year 2007.

EMPLOYMENT AGREEMENTS

         None.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at June 30, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

                                                 OPTION AWARDS
                       ------------------------------------------------------------------
                                      NUMBER OF    EQUITY INCENTIVE
                        NUMBER OF    SECURITIES      PLAN AWARDS:
                        SECURITIES   UNDERLYING       NUMBER OF
                        UNDERLYING   UNEXERCISED      SECURITIES
                       UNEXERCISED     OPTIONS        UNDERLYING      OPTION
                         OPTIONS         (#)          UNEXERCISED    EXERCISE    OPTION
                           (#)      UNEXERCISABLE  UNEARNED OPTIONS   PRICE    EXPIRATION
            NAME       EXERCISABLE       (a)              (#)          ($)        DATE
     ----------------- ------------ ------------- ----------------- --------- -----------

     Duane Roth            30,000         -                -         $46.875   11/12/07
                           30,000         -                -         $24.375   11/11/08
                           16,800         -                -         $13.750   08/11/09
                           22,000         -                -         $38.750   12/28/09
                           22,000         -                -         $64.375   11/08/10
                           22,000         -                -         $13.750   02/21/11
                           85,000         -                -         $ 3.100   11/06/11
                          180,000         -                -         $ 0.410   06/22/14
                          500,000      500,000          500,000      $ 0.290   01/12/15

     B. Jack DeFranco      50,000      150,000          150,000      $ 0.110   10/13/15

(a) Upon grant, the Board of Directors determined milestones upon which portions of these options vest.

                              DIRECTOR COMPENSATION

         The following table provides information concerning all compensation paid to our directors during the fiscal year ended June 30, 2007.

                                                      OPTION
                                                      AWARDS           TOTAL
                           NAME                        ($)              ($)
                  ------------------------           --------        ---------
                  Pedro Cuatrecasas, MD (1)            $195            $195
                  Carroll O. Johnson (2)               $195            $195
                  Stephen M. McGrath (3)               $195            $195
                  Jean G. Riess, Ph.D. (4)             $195            $195
                  Theodore D. Roth (5)                 $195            $195

(1)      Dr. Cuatrecasas holds options to buy 130,500 shares.
(2)      Mr. Johnson holds options to buy 129,000 shares.
(3) Mr. McGrath holds options to buy 135,000 shares and warrants to purchase 339,536 shares.
(4)      Professor Riess holds options to buy 145,000 shares.
(5)      Mr. T. Roth holds options to buy 280,400 shares.

COMPENSATION OF DIRECTORS

         Directors of the Company do not receive cash compensation for attendance at Board of Directors' meetings or committee meetings. Non-qualified stock options are awarded to non-employee directors pursuant to the Formula Stock Option Plan for Non-Employee Directors of the Company (the "Directors' Formula Option Plan"). Options under the Directors' Formula Option Plan are granted under and subject to our 1991 Stock Option Plan, 2000 Stock Option Plan and 2001 Stock Option Plan. The options have a term of ten years from the date of grant and are exercisable at a price per share equal to the fair market value of a share of common stock on the date of grant. Each non-employee director (i) upon his initial election, shall automatically be granted an option to acquire 5,000 shares of common stock which shall be exercisable in four installments of 1,250 shares each with the first installment being at his initial election and the remaining installments becoming exercisable on the date of each annual meeting of the Board of Directors thereafter that such person is a director, until fully exercisable, and (ii) upon the third annual meeting following his initial election and each annual meeting thereafter that such person remains a non-employee director, shall automatically be granted an option to acquire 1,500 shares of common stock. Except as otherwise described above, all options are immediately exercisable in full on the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 1, 2007 by:
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Named Executive Officers; and (iv) all of the Company's directors and the executive officers as a group:

                                          AMOUNT AND NATURE     PERCENTAGE OF
                                            OF BENEFICIAL     CLASS BENEFICIALLY
           NAME AND ADDRESS (1)           OWNERSHIP (2) (3)       OWNED (3)
 --------------------------------------  ------------------   ------------------

 EXECUTIVE OFFICERS AND DIRECTORS:
   Duane J. Roth                            1,244,542 (4)           2.60%
   Pedro Cuatrecasas, M.D.                    132,600 (5)              *
   Carroll O. Johnson                         121,500 (6)              *
   Stephen M. McGrath                       1,074,337 (7)           2.27%
   Jean G. Riess, Ph.D.                       148,447 (8)              *
   Theodore D. Roth                           272,800 (9)              *
   B. Jack DeFranco                            50,000 (10)             *
   All directors and executive officers     3,059,226               6.23%
    as a group (8 persons)
 5% SHAREHOLDERS:
   MicroCapital Fund LP                     5,194,400 (11)          9.99%
   MicroCapital Fund Ltd.                   4,971,567 (12)          9.60%
   Biomedical Value Fund, L.P.              5,194,400 (13)          9.99%
   Biomedical Offshore Value Fund, Ltd.     5,194,400 (14)          9.99%
   MedCap Partners, L.P.                    5,194,400 (15)          9.99%
   Xmark Opportunity Fund, L.P.             4,797,391 (16)          9.99%
   Xmark Opportunity Fund, Ltd.             4,797,391 (17)          9.99%
   Technology Gateway Partnership, L.P.     4,916,900 (18)          9.99%
   Special Situations Private Equity        5,194,400 (19)          9.99%
   Fund, L.P.
   Jan Dekker                               3,351,058 (20)          6.68%
   Osiris Investment Partners LP            3,320,927 (21)          6.63%
   SB Venture Capital III, LLC              2,486,534 (22)          5.04%

           *  Indicates ownership of less than 1% of outstanding shares.

----------------------

(1) The address of each of the executive officers and directors is c/o Alliance Pharmaceutical Corp., 7590 Fay Avenue, Suite 402, La Jolla, California 92037.

(2) Each person listed or included in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3) Shares subject to options and warrants currently exercisable or exercisable within 60 days after September 1, 2007 are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding.

(4) Consists of (i) 86,742 shares owned by Mr. D. Roth, (ii) 145,800 shares subject to options granted by the Company under its 1991 Stock Option Plan (the "1991 Plan"), (iii) 262,000 shares subject to options granted by the Company under its 2000 Stock Option Plan (the "2000 Plan"), and
         (iv) 750,000 shares subject to options granted by the Company under its 2001 Stock Option Plan (the "2001 Plan").

(5) Consists of (i) 14,600 shares owned by Dr. Cuatrecasas, (ii) 13,000 shares subject to options granted by the Company under the 1991 Plan,
         (iii) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(6) Consists of (i) 5,000 shares owned by Mr. Johnson, (ii) 11,500 shares subject to options granted by the Company under the 1991 Plan, (iii) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(7) Consists of (i) 612,301 shares owned by Mr. McGrath, (ii) 339,536 shares subject to warrants, (iii) 17,500 shares subject to options granted by the Company under the 1991 Plan, (iv) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (v) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(8) Consists of (i) 15,947 shares owned by Dr. Riess, (ii) 27,500 shares subject to options granted by the Company under the 1991 Plan, (iii) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(9) Consists of (i) 4,900 shares owned by Mr. T. Roth (ii) 174,400 shares subject to options granted by the Company under the 1991 Plan, (iii) 31,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(10) Consists of 50,000 shares subject to options granted by the Company under the 2001 Plan.

(11) Consists of 5,194,400 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 7,998,886.

(12) Consists of 4,971,567 shares of common stock issuable upon conversion of a note.

(13) Consists of 5,194,400 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 9,987,752.

(14) Consists of 5,194,400 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 6,658,501.

(15) Consists of 5,194,400 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 9,907,659.

(16) Includes (i) 1,544,247 shares of common stock issuable upon conversion of a note held by Xmark Opportunity Fund, L.P. ("Xmark Opportunity L.P."); and (ii) 900,203 shares of common stock issuable upon conversion of a note held by Xmark Opportunity Fund, Ltd. ("Xmark Opportunity Ltd."). Xmark Asset Management, LLC ("XAM"), serves as investment manager for each of Xmark Opportunity L.P. and Xmark Opportunity Ltd., as well as various other private investment funds. Mitchell D. Kaye, whose business address is c/o Xmark Asset Management, LLC, 301 Tresser Blvd, Suite 1320, Stamford, Connecticut 06901, is the Manager of XAM, and as such, Mr. Kaye possesses the power to vote and direct the disposition of all securities held by Xmark Opportunity L.P. and Xmark Opportunity Ltd. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 8,423,841.

(17) Includes (i) 900,203 shares of common stock issuable upon conversion of a note held by Xmark Opportunity Ltd.; and (ii) 1,544,247 shares of common stock issuable upon conversion of a note held by Xmark Opportunity L.P. XAM serves as investment manager for each of Xmark Opportunity L.P. and Xmark Opportunity Ltd., as well as various other private investment funds. Mitchell D. Kaye, whose business address is c/o Xmark Asset Management, LLC, 301 Tresser Blvd, Suite 1320, Stamford, Connecticut 06901, is the Manager of XAM, and as such, Mr. Kaye possesses the power to vote and direct the disposition of all securities held by Xmark Opportunity L.P. and Xmark Opportunity Ltd. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 8,423,841.

(18) Includes 2,416,900 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 6,661,563.

(19) Consists of 5,194,400 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 8,302,319.

(20) Includes 3,350,058 shares of common stock issuable upon conversion of a note.

(21) Consists of 3,320,927 shares of common stock issuable upon conversion of a note.

(22) Consists of 2,486,534 shares of common stock issuable upon conversion of a note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

         During fiscal 2005, Dr. Jean Riess was engaged by the Company to assist in the discussions with Double-Crane and to present at the International Symposium on Blood Substitutes. The Company paid him $16,000 in compensation for these services. During fiscal 2006 and 2007, Dr. Riess was not engaged or paid by the Company.

         Roth Capital Partners, LLC ("Roth Capital") has provided financial advisory services to the Company from time to time. In June 2004, Roth Capital functioned as the placement agent in connection with the sale of 31,427,137 shares of common stock and warrants to purchase 23,570,357, resulting in gross proceeds to the Company of approximately $11 million. During fiscal 2005, Roth Capital received $768,000 as a fee for its services in connection with this transaction and a warrant to purchase 1,571,357 shares of the Company's common stock. During fiscal 2006 and 2007, there were no related transactions. Byron Roth, Chairman and majority owner of Roth Capital, is the brother of Duane J. Roth. Theodore D. Roth is the brother of Duane J. Roth and is employed by Roth Capital.

         Director Independence - see discussion in "Directors of the Company."


ITEM 13.  EXHIBITS

         (a)      Index to Exhibits

  EXHIBIT   DESCRIPTION

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

    3.4 Certificate of Amendment of the Certificate of Incorporation filed on December 11, 2006 (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006).

    3.5 Certificate of Correction of the Certificate of Amendment filed on December 15, 2006 (incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006).

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

    10.3 First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 1998).

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

    10.78 Amendment to Exclusivity Agreement dated February 25, 2005, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.78 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

    10.79 Amendment to Supplemental Agreement dated February 7, 2005, between the Company and Nektar Therapeutics (incorporated by reference to Exhibit 10.79 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

    10.80 Development, License and Supply Agreement dated May 13, 2005, between PFC Therapeutics, LLC and Beijing Double-Crane Pharmaceutical Co., Ltd. and related License Agreement (incorporated by reference to Exhibit 10.80 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005). (1)

    10.81 Settlement Agreement and License dated as of September 19, 2005 by and among Imcor Pharmaceutical Co., GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health AS), Alliance Pharmaceutical Corp. and Molecular Biosystems, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2005).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         KMJ Corbin & Company LLP ("KMJ") served as independent auditors for the Company for the fiscal years ended June 30, 2007 and 2006. The following table sets forth the aggregate fees billed by KMJ for services performed during the fiscal years ended June 30, 2007 and 2006, respectively:

                                FEES BILLED BY KMJ         FEES BILLED BY KMJ
                                  FOR YEAR ENDED             FOR YEAR ENDED
TYPE OF SERVICE                   JUNE 30, 2007               JUNE 30, 2006
---------------                   -------------               -------------

Audit Fees (1)                      $ 67,450                    $ 71,450
Audit-Related Fees                         -                           -
Tax Fees (2)                          31,463                       4,220
All Other Fees (3)                     6,500                       8,740
                                    --------                    --------
Total                               $105,413                    $ 84,410
                                    ========                    ========

(1) Comprised of the audits of our annual financial statements and reviews of our quarterly financial statements, as well as attest services, comfort letters and consents to SEC filings.

(2) Comprised of services for tax compliance, which includes services related to the preparation and review of our original and amended tax returns for the years ended June 30, 2003, 2004, 2005 and 2006.

(3) Comprised of fees related to the audits of the Company's 401(k) Plan for the years ended December 31, 2002, 2003, 2004 and 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Corbin. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.

         The Audit Committee believes that all services rendered to the Company by Corbin were compatible with maintaining Corbin's independence.

         The Company has not retained Corbin to perform services in connection with (a) operating or supervising the operation of the Company's financial information system or managing the Company's local area network, or (b) designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company's financial statements taken as a whole.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLIANCE PHARMACEUTICAL CORP.

                                        (Registrant)

Date:    September 28, 2007             By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer

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

/s/ Duane J. Roth                             Chairman, Chief Executive Officer
----------------------------------            (PRINCIPAL EXECUTIVE OFFICER)
Duane J. Roth

/s/ Edward C. Hall                            Chief Financial Officer
----------------------------------            (PRINCIPAL FINANCIAL OFFICER)
Edward C. Hall

/s/ Theodore D. Roth                          Director
----------------------------------
Theodore D. Roth

/s/ Pedro Cuatrecasas, M.D.                   Director
----------------------------------
Pedro Cuatrecasas, M.D.

/s/ Carroll O. Johnson                        Director
----------------------------------
Carroll O. Johnson

/s/ Stephen M. McGrath                        Director
----------------------------------
Stephen M. McGrath

/s/ Jean G. Riess, Ph.D.                      Director
----------------------------------
Jean G. Riess, Ph.D.


Date:  September 28, 2007