Form 10QSB
period 2007-09-30
ALLIANCE PHARMACEUTICAL CORP
filed 2007-11-14
CIK 736994

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-12950

                                  -------------

                          ALLIANCE PHARMACEUTICAL CORP.
                 (Name of Small Business Issuer in Its Charter)

              NEW YORK                                  14-1644018
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      7590 FAY AVENUE, SUITE 402
        LA JOLLA, CALIFORNIA                              92037
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

      Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 53,677,083 shares issued and outstanding at November 9, 2007.

      Transitional Small Business Disclosure Format (check one).  Yes |_| No |X|

================================================================================

                          ALLIANCE PHARMACEUTICAL CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (unaudited)                     3

         Condensed Consolidated Statements of Operations (unaudited)          4

         Condensed Consolidated Statements of Cash Flows (unaudited)          5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           14

Item 3.  Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19


PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------


                                                                                SEPTEMBER 30, 2007
                                                                                ------------------
                                                                                    (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $          349,000
  Accounts receivable                                                                      106,000
  Other current assets                                                                      68,000
                                                                                ------------------
      Total current assets                                                                 523,000

PROPERTY AND EQUIPMENT - NET                                                               116,000
OTHER ASSETS                                                                                26,000
                                                                                ------------------
                                                                                $          665,000
                                                                                ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                              $          248,000
  Accrued expenses                                                                         139,000
  Deferred revenue                                                                         100,000
  Senior notes payable and accrued interest                                             11,437,000
                                                                                ------------------
      Total current liabilities                                                         11,924,000

OTHER LIABILITIES                                                                          750,000
                                                                                ------------------

      Total liabilities                                                                 12,674,000
                                                                                ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock - $0.01 par value; 5,000,000 shares authorized;
    Series F preferred stock - 793,750 shares issued and outstanding,
    liquidation preference of $31,750,000                                                    8,000
  Common stock - $0.01 par value; 150,000,000 shares authorized;
    53,677,083 shares issued and outstanding                                               537,000
  Additional paid-in capital                                                           485,752,000
  Accumulated deficit                                                                 (498,306,000)
                                                                                ------------------
      Total stockholders' deficit                                                      (12,009,000)
                                                                                ------------------
                                                                                $          665,000
                                                                                ==================


          SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------


                                                                 Three Months Ended September 30,
                                                                   2007                   2006
                                                            ------------------     ------------------
                                                                           (UNAUDITED)
REVENUES:
  Royalty, license and research                             $           57,000     $           27,000
                                                            ------------------     ------------------

OPERATING EXPENSES:
  Research and development                                             169,000                603,000
  General and administrative                                           297,000                275,000
                                                            ------------------     ------------------
                                                                       466,000                878,000
                                                            ------------------     ------------------
LOSS FROM OPERATIONS                                                  (409,000)              (851,000)

INVESTMENT INCOME                                                       10,000                 43,000
OTHER INCOME                                                           163,000                      -
LOSS ON MODIFICATION OF DEBT                                           (14,000)                     -
INTEREST EXPENSE                                                      (243,000)              (248,000)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY                                 -                227,000
                                                            ------------------     ------------------
NET LOSS                                                    $         (493,000)    $         (829,000)
                                                            ==================     ==================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                $            (0.01)    $            (0.02)
                                                            ==================     ==================

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED              49,257,000             38,103,000
                                                            ==================     ==================


           SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------


                                                                                 Three Months Ended September 30,
                                                                                   2007                   2006
                                                                            ------------------     ------------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                                  $         (493,000)    $         (829,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                     10,000                  6,000
      Loss on modification of debt                                                      14,000                      -
      Accrued interest on senior notes                                                 243,000                248,000
      Compensatory stock options                                                        12,000                 15,000
      Change in fair value of derivative liability                                           -               (227,000)
      Changes in operating assets and liabilities:
        Other assets                                                                   (24,000)                15,000
        Accounts receivable                                                           (106,000)                     -
        Accounts payable, accrued expenses and other                                  (180,000)               151,000
                                                                            ------------------     ------------------
Net cash used in operating activities                                                 (524,000)              (621,000)
                                                                            ------------------     ------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        -                 (8,000)
                                                                            ------------------     ------------------
Net cash used in investing activities                                                        -                 (8,000)
                                                                            ------------------     ------------------


DECREASE IN CASH AND CASH EQUIVALENTS                                                 (524,000)              (629,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       873,000              3,643,000
                                                                            ------------------     ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $          349,000     $        3,014,000
                                                                            ==================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of senior notes and interest     $        1,168,000     $          338,000
                                                                            ==================     ==================


                   SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                           5

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 2007

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

LIQUIDITY AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through September 30, 2007 and has negative working capital at that date of approximately $11.4 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      As discussed in Note 3, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, matured and the unpaid principal, together with accrued interest, became due and payable on April 1, 2007. The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner (see Note 3). We are now in default under the Senior Notes. The Company is continuing to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary, Molecular Biosystems, Inc. ("MBI"), and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). All significant intercompany accounts and transactions have been eliminated.

INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2007, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (the "SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2007.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates made by management include, among others, recoverability of accounts receivable, property and equipment and the valuation of deferred tax assets, stock options and derivative liabilities. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

      The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

      Cash and cash equivalents are financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At September 30, 2007, the Company had approximately $311,000 in these accounts in excess of the FDIC insurance limits.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

      The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At September 30, 2007, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      As a result of the amendment to its Senior Note Amended Purchase Agreement and Registration Rights Agreement in April 2006 (the "2006 Amendment") (see Note
3), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders, at its Annual Meeting, approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million shares. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, with an aggregate fair value totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. During the three months ended September 30, 2006, the Company recognized other income of $227,000 related to recording the derivative liability at fair value.

      Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended September 30, 2006: annual volatility of 165%; dividend yield of 0%; and risk free interest rate of 4.95%.

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

      RESEARCH AND DEVELOPMENT REVENUES UNDER COLLABORATIVE AGREEMENTS

      Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits. Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied. Revenue related to milestones is recognized upon completion of each milestone's performance requirement.

      LICENSING AND ROYALTY REVENUES

      Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

      RAW MATERIAL REVENUES

      The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $163,000 were recorded during the three months ended September 30, 2007 in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the three-month periods ended September 30, 2007 and 2006, the Company incurred research and development expenses of approximately $169,000 and $603,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of certain of the Company's financial instruments as of September 30, 2007 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2007 and 2006, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 67,915,000 and 66,335,000 at September 30, 2007 and 2006, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

      At September 30, 2007, the Company has two stock-based employee compensation plans.

      On July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123") (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") for periods beginning in the Company's fiscal 2007. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three months ended September 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 and, as such, generally recognized no compensation cost for employee stock options.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2007 and 2006 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three months ended September 30, 2007 and 2006 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

      SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended September 30, 2007 and 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS

      The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of September 30, 2007, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,039,610 shares available for future issuance.

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

      The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended September 30, 2007 and 2006, respectively: risk-free interest rate range of 4.78% to 5.05% and 4.95% to 5.05%; dividend yield of 0% for both periods; volatility factor of 131% and 267%; and a weighted-average expected term of seven years for both periods.

      A summary of option activity as of September 30, 2007 and changes during the three months then ended is presented below:

                                                                                  SEPTEMBER 30, 2007
                                                           --------------------------------------------------------------
                                                                                   WEIGHTED-AVERAGE
                                                                             ---------------------------
                                                                                              REMAINING
                                                                                             CONTRACTUAL     AGGREGATE
                                                                              EXERCISE          TERM         INTRINSIC
                                                               SHARES           PRICE          (YEARS)         VALUE
                                                           --------------------------------------------------------------
Options outstanding at July 1, 2007                             2,817,000      $  4.20          6.75
Options granted                                                         -
Options forfeited/expired                                               -
Options exercised                                                       -
                                                           -------------------------------
Options outstanding at September 30, 2007                       2,817,000      $  4.20          6.49           $   -
                                                           --------------------------------------------------------------
Unvested options expected to vest at September 30, 2007           573,300      $  0.22          7.67           $   -
                                                           --------------------------------------------------------------
Options exercisable at September 30, 2007                       2,232,000      $  5.24          6.20           $   -
                                                           ==============================================================

      There were no options granted or exercised during the three months ended September 30, 2007 and 2006. Upon the exercise of options, the Company issues new shares from its authorized shares.

      As of September 30, 2007, there was approximately $47,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the three months ended September 30, 2007 related to employee and director options and options issued to consultants was approximately $9,000 and $3,000 respectively, net of an estimated forfeiture rate of 2%.

      The Company allocated $9,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $3,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES". SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

2.    PFC THERAPEUTICS, LLC

      On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2007.

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

      On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other corresponding obligations were completed and such amount was recognized as license revenue during the fiscal year ended June 30, 2007.

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

3.    DEBT OBLIGATIONS

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

      On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock, representing approximately $10.7 million of the $11 million invested in the June 2004 Private Placement, elected to rescind the June 2004 Private Placement. In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June 2004 Private Placement for cancellation. Immediately thereafter, these same investors entered into the Senior Note Purchase Agreement whereby the Company issued to such investors Senior Notes convertible into common stock at $0.25 per share, which was subsequently amended (see below), in principal amounts equal to the amounts such investors invested in the June 2004 Private Placement.

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

      The 2006 Amendment caused the Company to have an insufficient number of authorized shares to settle all outstanding options, warrants and exercisable convertible instruments until shareholders approved an increase in authorized shares of common stock on November 14, 2006. As a result, under EITF 00-19, all non-employee options and warrants were classified as derivative liabilities and recorded at their fair values at each balance sheet date (see Note 1).

      On May 15, 2007, Alliance entered into an amendment (the "2007 Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

      (a)   The maturity date was extended from April 1, 2007 to the date ninety
(90) days after the date of the 2007 Amendment. If the Company received more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days (which the Company did not receive), the maturity date would have been automatically extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

      (b) If the Company received at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date would have automatically become June 30, 2008.

      The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualifies as a Qualified Financing will not require additional approval from the Senior Note holders.

      Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million, which was recorded as a loss on modification of debt and was expensed primarily during the year ended June 30, 2007. These new notes bear interest at the rate of 10% per annum, will mature on June 30, 2008 and may become convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion.

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

      The Company was unable to complete a Qualified Financing by the requisite dates. As a result, as of September 30, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11.4 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008. Under the current plan, Alliance has enough funds to operate through December 31, 2007.

      The Senior Notes can be converted at anytime prior to the maturity date. During the three months ended September 30, 2007, holders of certain Senior Notes converted an aggregate of approximately $1.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 6,875,854 shares of our common stock at a conversion price of $0.17 per share. Also during the three months ended September 30, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment. At September 30, 2007, the principal and accrued interest balances approximate $9.2 million and $2.2 million, respectively.

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

4.    EQUITY

PREFERRED STOCK

      In May 2000, Alliance entered into a joint venture with Baxter and sold them 793,750 shares of its Series F Preferred Stock. The Series F Preferred Stock has no annual dividend and is not entitled to any voting rights except as otherwise required by law.

      In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, per the terms of the joint venture with Baxter, the conversion price of the Series F Preferred Stock to common stock is fixed at $50 per common share. Based on this conversion price, the outstanding shares of Series F Preferred Stock are convertible into 635,000 shares of common stock. The Company has accounted for the Series F Preferred Stock as a component of stockholders' equity.

COMMON STOCK

      During the three months ended September 30, 2007, holders of certain Senior Notes converted an aggregate of approximately $1.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 6,875,854 shares of our common stock at a conversion price of $0.17 per share (see Note
3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to our fiscal years ended June 30.)

PLAN OF OPERATION

      Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of September 30, 2007, have an accumulated deficit of $498.3 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products. The Company is continuing to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see
Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

FORWARD-LOOKING INFORMATION

      Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, and you are encouraged to read the section entitled "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB filed with the SEC on September 28, 2007.

RESEARCH AND DEVELOPMENT

      For the three months ended September 30, 2007 and 2006, we incurred research and development expenses of $169,000 and $603,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

      In January 2007, the French Ethics Committee (IRB) and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for OXYGENT to prevent postoperative ileus resulting from hypoxia during major surgery trial. Subsequently, Alliance submitted a clinical trial protocol revision to the French Ethics Committee and the French Competent Authority, which modified the dosing regimen to a dose-escalation protocol. This modification, which was approved in May 2007, allows for the safety and efficacy to be evaluated in three dose levels; however, this modification potentially could add additional 30 to 60 patients to the trial, depending upon the evaluation of efficacy at each dosing level. Alliance has initiated the trial, but will need additional funds to complete the study.

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

      Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities in China. Supply of OXYGENT to the U.S. would be contingent on Double-Crane's compliance with Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

      Our revenue increased to $57,000 for the three months ended September 30, 2007, compared to $27,000 for the three months ended September 30, 2006. The revenue for both quarters was royalties.

      Research and development expenses decreased by $434,000, or 72%, to $169,000 for the three months ended September 30, 2007, compared to $603,000 for the three months ended September 30, 2006. The decrease in research and development expenses was primarily due to the completion of production of clinical trial material in an FDA-approved GMP facility during the previous fiscal year and a decrease during the current quarter of initiation activities for our Phase 2b postoperative ileus clinical study in France.

      General and administrative expenses increased by $22,000, or 8%, to $297,000 for the three months ended September 30, 2007, compared to $275,000 for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily the result of an increase in legal and accounting fees in connection with the 2007 Amendment and conversions of certain Senior Notes and an increase in other financing activities.

      Other income was $163,000 for the three months ended September 30, 2007, which was the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

      For the three months ended September 30, 2006, we recorded a gain on change in fair value of derivative liability of $227,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment (see
Note 1).

      Investment income decreased to $10,000 for the three months ended September 30, 2007, compared to $43,000 for the three months ended September 30, 2006. The decrease was primarily a result of a lower cash balance.

      Interest expense was $243,000 for the three months ended September 30, 2007, a decrease of 2% compared to $248,000 for the three months ended September 30, 2006. The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances because of conversions.

      For the three months ended September 30, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to September 30, 2007, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $40 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

      At September 30, 2007, we had approximately $349,000 in cash and cash equivalents compared to $873,000 at June 30, 2007. The decrease resulted from the net cash used in operations of $524,000. At September 30, 2007, we had a working capital deficit of $11.4 million, compared to a working capital deficit of $12.1 million at June 30, 2007. The deficit decrease was principally due to a net increase in accounts receivable, prepaid expenses and other current assets of $130,000, a net decrease in accounts payable and accrued expenses of $180,000, the net decrease in the Senior Note principal amounts and accrued interest of $912,000, partially offset by the net cash used in operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

      Net cash used in operating activities totaled $524,000 for the three months ended September 30, 2007, compared to $621,000 for the three months ended September 30, 2006. The decrease in net cash used in operating activities during the three months ended September 30, 2007 was primarily due to a decrease in payments for research and development activities.

      At September 30, 2007, the following approximate debt obligations were outstanding:

      (a)   $248,000 owed to various vendors;

      (b)   $139,000 in accrued expenses;

      (c)   $100,000 in deferred revenue;

      (d) $11.4 million in Senior Notes, including $2.2 million in accrued interest;

      (e) $750,000 in deferred royalty payments to be paid through future IMAGENT(R) earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

      We believe we have working capital to fund our operations through December 31, 2007; however, we do not have the resources to repay the Senior Notes, which are now due and payable. Alliance intends to seek additional financing to fund its continuing operations through June 2008. Further, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through September 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CRITICAL ACCOUNTING POLICIES

      There were no significant changes in critical accounting policies or estimates from those at June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

      The Company's management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2007, holders of certain Senior Notes converted an aggregate of approximately $1.1 million in principal and approximately $108,000 in accrued interest under the Senior Notes into an aggregate of 6,875,854 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On May 15, 2007, Alliance entered into the 2007 Amendment of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

      (a)   The maturity date was extended from April 1, 2007 to the date ninety
(90) days after the date of the 2007 Amendment. If the Company received more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days (which the Company did not receive), the maturity date would have been automatically extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

      (b) If the Company received at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date would have automatically become June 30, 2008.

      The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualifies as a Qualified Financing will not require additional approval from the Senior Note holders.

      Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million, which was recorded as a loss on modification of debt and was expensed primarily during the year ended June 30, 2007. These new notes bear interest at the rate of 10% per annum, will mature on June 30, 2008 and may become convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion.

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

      The Company was unable to complete a Qualified Financing by the requisite dates. As a result, as of November 9, 2007, the Company is in default under the Senior Notes in the aggregate principal and interest amounts of approximately $11.5 million.

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

      32.1 Certification of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

      32.2 Certification of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

___________
* Filed Herewith.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALLIANCE PHARMACEUTICAL CORP.
                                        (Registrant)

Date: November 14, 2007                 By: /s/ Duane J. Roth
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                        By: /s/ Edward C. Hall
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer