Form 10QSB
period 2007-12-31
ALLIANCE PHARMACEUTICAL CORP
filed 2008-02-12
CIK 736994

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                   (MARK ONE)

------
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
------                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

------
                 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
------                     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-12950

                                 --------------

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


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 410-5200
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

      Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 59,581,247 shares issued and outstanding at February 8, 2008.

      Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

ALLIANCE PHARMACEUTICAL CORP.


INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet (unaudited)                     3

          Condensed Consolidated Statements of Operations (unaudited)          4

          Condensed Consolidated Statements of Cash Flows (unaudited)          5

          Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis or Plan of Operation           14


Item 3.   Controls and Procedures                                             17


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5    Other Information                                                   19

Item 6.   Exhibits                                                            19

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------

                                                                         DECEMBER 31, 2007
                                                                        ------------------
ASSETS                                                                      (UNAUDITED)
------
CURRENT ASSETS:
    Cash and cash equivalents                                              $     136,000
    Other current assets                                                          89,000
                                                                           -------------
            Total current assets                                                 225,000

PROPERTY AND EQUIPMENT - NET                                                     106,000
OTHER ASSETS                                                                      16,000
                                                                           -------------
                                                                           $     347,000
                                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                       $     231,000
    Accrued expenses                                                             106,000
    Deferred revenue                                                             100,000
    Senior notes payable and accrued interest                                 10,656,000
                                                                           -------------
            Total current liabilities                                         11,093,000

OTHER LIABILITIES                                                                750,000
                                                                           -------------

            Total liabilities                                                 11,843,000
                                                                           -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value; 5,000,000 shares authorized;
       Series F preferred stock - 793,750 shares issued and outstanding,
       liquidation preference of $31,750,000                                       8,000
    Common stock - $0.01 par value; 150,000,000 shares authorized;
       59,581,247 shares issued and outstanding                                  596,000
    Additional paid-in capital                                               486,709,000
    Accumulated deficit                                                     (498,809,000)
                                                                           -------------
            Total stockholders' deficit                                      (11,496,000)
                                                                           -------------
                                                                           $     347,000
                                                                           =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        DECEMBER 31,                   DECEMBER 31,
                                                   2007            2006            2007            2006
                                               ------------    ------------    ------------    ------------
                                                        (UNAUDITED)                     (UNAUDITED)
REVENUES:
   Royalty, license and research               $         --    $         --    $     57,000    $     27,000

OPERATING EXPENSES:
   Research and development                          91,000         735,000         260,000       1,338,000
   General and administrative                       194,000         604,000         491,000         879,000
                                               ------------    ------------    ------------    ------------
                                                    285,000       1,339,000         751,000       2,217,000
                                               ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                               (285,000)     (1,339,000)       (694,000)     (2,190,000)

INVESTMENT INCOME                                     4,000          34,000          14,000          77,000
OTHER INCOME                                             --              --         163,000              --
INTEREST EXPENSE                                   (222,000)       (242,000)       (465,000)       (490,000)
LOSS ON MODIFICATION OF DEBT                             --              --         (14,000)             --
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY             --         130,000              --         357,000
GAIN ON DISPOSITION OF ASSETS                            --         659,000              --         659,000
                                               ------------    ------------    ------------    ------------
NET LOSS                                       $   (503,000)   $   (758,000)   $   (996,000)   $ (1,587,000)
                                               ============    ============    ============    ============

NET LOSS PER COMMON SHARE,
   BASIC AND DILUTED                           $      (0.01)   $      (0.02)   $      (0.02)   $      (0.04)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC AND DILUTED                             55,156,000      39,649,000      52,236,000      38,883,000
                                               ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------

                                                                               Six Months Ended December 31,
                                                                                  2007              2006
                                                                             --------------    --------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss                                                                $     (996,000)  $    (1,587,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                            19,000            16,000
            Loss on modification of debt                                             14,000                --
            Accrued interest on senior notes                                        465,000           490,000
            Compensatory stock options                                               24,000            30,000
            Change in fair value of derivative liability                                 --          (357,000)
            Gain on disposition of assets                                                --          (659,000)
            Changes in operating assets and liabilities:
               Other assets                                                         (35,000)           29,000
               Accounts payable, accrued expenses and other                        (228,000)          329,000
                                                                             --------------    --------------
Net cash used in operating activities                                              (737,000)       (1,709,000)
                                                                             --------------    --------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 --           (74,000)
     Proceeds from disposition of assets                                                 --           100,000
                                                                             --------------    --------------
Net cash provided by investing activities                                                --            26,000
                                                                             --------------    --------------


DECREASE IN CASH AND CASH EQUIVALENTS                                              (737,000)       (1,683,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    873,000         3,643,000
                                                                             --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      136,000    $    1,960,000
                                                                             ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock upon conversion of senior notes and interest   $    2,173,000    $      438,000
                                                                             ==============    ==============
     Reclassification of derivative liability                                $           --    $      484,000
                                                                             ==============    ==============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                       5

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

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

LIQUIDITY AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through December 31, 2007 and has negative working capital at that date of approximately $10.9 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      As discussed in Note 3, in June 2004, the Company completed a private placement financing with gross proceeds to the Company of approximately $11 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. As a result, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, matured and the unpaid principal, together with accrued interest, became due and payable on April 1, 2007. Upon maturity, the Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 if certain conditions were met. The Company was unable to satisfy such conditions. The Company believes its current working capital is sufficient to fund operations through February 2008; however, the Company does not have the resources to repay the Senior Notes, which are currently in default. The Company is continuing to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CONCENTRATION OF CREDIT RISK

      Cash and cash equivalents are financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At December 31, 2007, the Company had approximately $44,000 in these accounts in excess of the FDIC insurance limits.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

      The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At December 31, 2007, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      As a result of the amendment to its Senior Note Amended Purchase Agreement and Registration Rights Agreement in April 2006 (the "2006 Amendment") (see Note
3), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders, at its Annual Meeting, approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million shares. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, with an aggregate fair value totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. During the six months ended December 31, 2006, the Company recognized other income of $357,000 related to recording the derivative liability at fair value.

      Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the six months ended December 31, 2006: annual volatility of 165%; dividend yield of 0%; and risk free interest rate of 4.95%.

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

      RAW MATERIAL REVENUES

      The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $163,000 were recorded during the six months ended December 31, 2007 in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the six-month periods ended December 31, 2007 and 2006, the Company incurred research and development expenses of approximately $260,000 and $1.3 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of certain of the Company's financial instruments as of December 31, 2007 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE

      Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the six months ended December 31, 2007 and 2006, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 63,317,000 and 67,136,000 at December 31, 2007 and 2006, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

      At December 31, 2007, the Company has two stock-based employee compensation plans.

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

      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's condensed consolidated financial statements as of and for the three and six months ended December 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and six months ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended December 31, 2007 and 2006 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three and six months ended December 31, 2007 and 2006 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

      SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and six months ended December 31, 2007 and 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS

      The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of December 31, 2007, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,039,610 shares available for future issuance.

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

      The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions for the three and six months ended December 31, 2006: risk-free interest rate range of 4.95% to 5.05%; dividend yield of 0% for both periods; volatility factor of 267%; and a weighted-average expected term of seven years for both periods.

      A summary of option activity as of December 31, 2007 and changes during the six months then ended is presented below:

                                                                           DECEMBER 31, 2007
                                                         --------------------------------------------------------
                                                                            WEIGHTED-AVERAGE
                                                                        -----------------------
                                                                                     REMAINING
                                                                                    CONTRACTUAL    AGGREGATE
                                                                         EXERCISE      TERM        INTRINSIC
                                                              SHARES       PRICE      (YEARS)        VALUE
                                                         --------------------------------------------------------
Options outstanding at July 1, 2007                         2,817,000      $  4.20      6.75
Options granted                                                     -
Options forfeited/expired                                     (50,700)     $ 46.84
Options exercised                                                   -
                                                         --------------------------
Options outstanding at December 31, 2007                    2,766,300      $  3.42      6.36        $       -
                                                         ========================================================
Unvested options expected to vest at December 31, 2007        534,100      $  0.22      7.37        $       -
                                                         --------------------------------------------------------
Options exercisable at December 31, 2007                    2,221,300      $  4.20      6.11        $       -
                                                         ========================================================

      There were no options granted or exercised during the six months ended December 31, 2007. There were 57,500 options granted and no options exercised during the six months ended December 31, 2006. Upon the exercise of options, the Company issues new shares from its authorized shares.

      As of December 31, 2007, there was approximately $35,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the six months ended December 31, 2007 related to employee and director options was approximately $18,000 and the total fair value of shares vested during the six months ended December 31, 2007 related to options issued to consultants was approximately $6,000, net of an estimated forfeiture rate of 2%.

      The Company allocated $18,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $6,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

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

      In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS" ("SFAS No. 141(R)"). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 141(R) on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS" ("SFAS No. 160"). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

2.    PFC THERAPEUTICS, LLC

      On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2007.

      On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by the Company to LEO of the results of a Phase 2b postoperative ileus clinical study in surgery patients, which was being conducted by the Company to confirm the results of an earlier study. In November, the Company discontinued enrollment in the study and is evaluating the incorporation of the physiological endpoint of improvement in postoperative bowel function into the China Phase 2 study described below. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect, provided that any definitive license agreement entered into between PFC Therapeutics and LEO relating to the marketing and commercialization of OXYGENT will include an additional milestone payment, the amount of which is to be proposed by Alliance, relating to the postoperative ileus endpoint.

      On May 16, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all technology, preclinical, clinical and regulatory data necessary for

Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other corresponding obligations were completed and such amount was recognized as license revenue during the fiscal year ended June 30, 2007.

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

      Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the territory contemplated by the Double-Crane Agreement upon further negotiation with the Company.

      Following a joint steering committee meeting during November 2007 in China, Alliance updated its clinical development plan for OXYGENT to focus primarily on supporting the initial clinical development of OXYGENT in China. As a result, the Company discontinued enrollment in the postoperative ileus study in France. Some of the physiological endpoints in the French protocol may be incorporated into the Chinese study protocol and, in addition, Alliance is evaluating a new protocol for Europe to correspond to the China Phase 2 study.

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

      On May 15, 2007, Alliance entered into an amendment (the "2007 Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with substantially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

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

      The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $10.7 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its continuing operations through June 2008. Under the current plan, Alliance has enough funds to operate through February 2008.

      The Senior Notes can be converted at anytime prior to the maturity date. During the six months ended December 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share. Also during the six months ended December 31, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment. At December 31, 2007, the principal and accrued interest balances approximate $8.2 million and $2.5 million, respectively.

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

COMMON STOCK

      During the six months ended December 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share (see Note
3).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(References to years are to our fiscal years ended June 30.)

PLAN OF OPERATION

      Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of December 31, 2007, have an accumulated deficit of $498.8 million. If we are able to obtain necessary financing, we expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products. The Company is continuing to seek additional financing to fund its continuing operations through June 2008. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

FORWARD-LOOKING INFORMATION

      Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the ability of the holders of the Senior Notes to demand payment of the amounts due under the Senior Notes; the inability to obtain adequate financing for the Company's development efforts and general corporate needs; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, and you are encouraged to read the section entitled "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB filed with the SEC on September 28, 2007.

RESEARCH AND DEVELOPMENT

      For the six months ended December 31, 2007 and 2006, we incurred research and development expenses of $260,000 and $1.3 million, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if ever, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

      In January 2007, the French Ethics Committee (IRB) and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for OXYGENT to prevent postoperative ileus resulting from hypoxia during major surgery trial. Subsequently, Alliance submitted a clinical trial protocol revision to the French Ethics Committee and the French Competent Authority, which modified the dosing regimen to a dose-escalation protocol. This modification, which was approved in May 2007, allowed for the safety and efficacy to be evaluated in three dose levels. Alliance initiated the trial, but in November 2007, following a steering committee meeting with Double-Crane in China, Alliance discontinued enrollment in the French study and is evaluating a new protocol to correspond to the China Phase 2 study (see Note 2 to the accompanying unaudited condensed consolidated financial statements).

      On February 6, 2007, we announced the manufacture and release for shipment of OXYGENT for clinical trials. Alliance has now successfully completed the contract manufacture of OXYGENT clinical trial material.

      On March 15, 2007, we announced that, in accordance with the current regulations of the sFDA, the supplies for an IND application and clinical development must be manufactured in a facility in China. As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in China. Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan. Double-Crane expects to start a Phase 1 safety trial in Chinese nationals immediately after the sFDA approves the IND application.

      Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities in China. Supply of OXYGENT to the U.S. would be contingent on Double-Crane's compliance with Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

      There was no revenue for the three months ended December 31, 2007 or for the three months ended December 31, 2006.

      Research and development expenses decreased by $644,000, or 88%, to $91,000 for the three months ended December 31, 2007, compared to $735,000 for the three months ended December 31, 2006. The decrease in research and development expenses was primarily due to the completion of production of clinical trial material in an FDA-approved GMP facility during the previous fiscal year and a decrease during the current quarter of activities for our Phase 2b postoperative ileus clinical study in France, which we discontinued during the current quarter.

      General and administrative expenses decreased by $410,000, or 68%, to $194,000 for the three months ended December 31, 2007, compared to $604,000 for the three months ended December 31, 2006. The decrease in general and administrative expenses was primarily the result of an accrual in last year's quarter of $249,000 of possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004), which was reversed upon further analysis, a decrease in personnel expenses of $48,000, a decrease of $46,000 because of the postponement of our annual meeting, a decrease in legal and accounting fees of $39,000, and a decrease of $26,000 in office-related expenses since our relocation during the current quarter.

      For the three months ended December 31, 2006, we recorded a gain on the change in fair value of derivative liability of $130,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment entered into during April 2006 (see Note 1).

      For the three months ended December 31, 2006, we recorded a gain on the disposition of an asset of $659,000 primarily related to $100,000 received per the terms of an agreement with Imcor Pharmaceutical Co. ("Imcor") who acquired certain assets and assumed certain liabilities related to our IMAGENT(R) product and the reclassification of approximately $500,000 of deferred royalties during the period in connection with the IMAGENT asset sale transaction.

      Investment income decreased to $4,000 for the three months ended December 31, 2007, compared to $34,000 for the three months ended December 31, 2006. The decrease was primarily a result of a lower cash balance.

      Interest expense was $222,000 for the three months ended December 31, 2007, compared to $242,000 for the three months ended December 31, 2006. The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

SIX MONTHS ENDED DECEMBER 31, 2007 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2006

      Our revenue increased to $57,000 for the six months ended December 31, 2007, compared to $27,000 for the six months ended December 31, 2006. This increase was primarily due to an increase in royalties received from sales other than IMAGENT.

      Research and development expenses decreased by $1.1 million, or 81%, to $260,000 for the six months ended December 31, 2007, compared to $1.3 million for the six months ended December 31, 2006. The decrease in research and development expenses was primarily due to a decrease in contract manufacturing of OXYGENT clinical trial material of $879,000, a decrease of $138,000 because of the discontinued clinical trial in France and a decrease of $45,000 in research and development personnel costs.

      General and administrative expenses decreased by $388,000, or 44%, to $491,000 for the six months ended December 31, 2007, compared to $879,000 for the six months ended December 31, 2006. The decrease in general and administrative expenses was primarily the result of an accrual in last year's period of $249,000 of possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004) in connection with the sale of the IMAGENT assets, which was reversed upon further analysis, a decrease of $54,000 in personnel costs, a decrease of $46,000 in annual meeting-related expenses and a decrease of $30,000 in office-related expenses.

      For the six months ended December 31, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

      For the six months ended December 31, 2006, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment entered into during April 2006 (see Note 3).

      For the six months ended December 31, 2006, we recorded a gain on the disposition of an asset of $659,000 primarily related to $100,000 received per the terms of an agreement with Imcor and the reclassification of approximately $500,000 of deferred royalties during the period in connection with the IMAGENT asset sale transaction.

      Investment income decreased by $63,000 to $14,000 for the six months ended December 31, 2007, compared to $77,000 for the six months ended December 31, 2006. The decrease was primarily a result of lower cash balances during the current period.

      Other income was $163,000 for the six months ended December 31, 2007, which was the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

      Interest expense was $465,000 for the six months ended December 31, 2007, compared to $490,000 for the six months ended December 31, 2006. The decreased interest expense for the current period was the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to December 31, 2007, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

      At December 31, 2007, we had approximately $136,000 in cash and cash equivalents compared to $873,000 at June 30, 2007. The decrease resulted from the net cash used in operations of $737,000. At December 31, 2007, we had a working capital deficit of $10.9 million, compared to a working capital deficit of $12.1 million at June 30, 2007. The deficit decrease was principally due to a net decrease in accounts payable and accrued expenses of $228,000 and the net decrease in the Senior Note principal amounts and accrued interest of $1.7 million resulting from conversions into common stock, partially offset by the net cash used in operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

      Net cash used in operating activities totaled $737,000 for the six months ended December 31, 2007, compared to $1.7 million for the six months ended December 31, 2006. The decrease in net cash used in operating activities during the six months ended December 31, 2007 was primarily due to a decrease in payments for research and development activities.

      At December 31, 2007, the following approximate debt obligations were outstanding:

      (a)   $231,000 owed to various vendors;

      (b)   $106,000 in accrued expenses;

      (c)   $100,000 in deferred revenue;

      (d) $10.7 million in Senior Notes, including $2.5 million in accrued interest;

      (e) $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

      Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or our commercialization efforts, or we may be forced to cease operations all together.

      We believe we have working capital to fund our operations through February 2008; however, we do not have the resources to repay the Senior Notes, which are now due and payable. Alliance intends to seek additional financing to fund its continuing operations through June 2008. Further, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through December 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the

Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of December 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six-month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended December 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $1 million in principal into an aggregate of 5,904,164 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      On May 15, 2007, Alliance entered into the 2007 Amendment of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with substantially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

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

      The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amounts of approximately $10.7 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      (a) DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

      On February 12, 2008, Edward C. Hall, resigned as our part-time Chief Financial Officer. Mr. Hall is leaving the Company to focus on a full-time position at another company.

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

------------
*  Filed Herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLIANCE PHARMACEUTICAL CORP.

                                        (Registrant)

Date: February 12, 2008                 By: /s/ DUANE J. ROTH
                                            ------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                        By: /s/ EDWARD C. HALL
                                            ------------------------------------
                                            Edward C. Hall
                                            Chief Financial Officer