Form 10QSB
period 2008-03-31
ALLIANCE PHARMACEUTICAL CORP
filed 2008-05-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (Mark One)


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2008

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-12950



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

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 60,216,247 shares issued and outstanding at May 8, 2008.


         Transitional Small Business Disclosure Format (check one). Yes |_| No
|X|

ALLIANCE PHARMACEUTICAL CORP.

INDEX

                                                                        Page No.



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet (unaudited)                 3

           Condensed Consolidated Statements of Operations (unaudited)      4

           Condensed Consolidated Statements of Cash Flows (unaudited)      5

           Notes to Unaudited Condensed Consolidated Financial Statements   6



Item 2.    Management's Discussion and Analysis or Plan of Operation       16



Item 3.    Controls and Procedures                                         20



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission of Matters to a Vote of Security Holders             21

Item 5     Other Information                                               21

Item 6.    Exhibits                                                        21

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                      March 31, 2008
                                                                      ---------------
                                                                         (Unaudited)

Assets
------

Current assets:
     Cash and cash equivalents                                        $      60,000
     Other current assets                                                    55,000
                                                                      -------------
             Total current assets                                           115,000

Property and equipment - net                                                 97,000
Other assets                                                                 16,000
                                                                      -------------
                                                                      $     228,000
                                                                      =============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                 $     234,000
     Accrued expenses                                                       178,000
     Deferred revenue                                                       100,000
     Senior notes payable and accrued interest                           10,852,000
                                                                      -------------
             Total current liabilities                                   11,364,000

Other liabilities                                                           750,000
                                                                      -------------

             Total liabilities                                           12,114,000
                                                                      -------------

Commitments and contingencies

Stockholders' deficit:
     Common stock - $0.01 par value; 150,000,000 shares authorized;
        60,216,247 shares issued and outstanding                            602,000
     Additional paid-in capital                                         486,718,000
     Accumulated deficit                                               (499,206,000)
                                                                      -------------
             Total stockholders' deficit                                (11,886,000)
                                                                      -------------
                                                                      $     228,000
                                                                      =============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




 ALLIANCE PHARMACEUTICAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 -------------------------------------------------------------------------------------------------------------------

                                                        Three months ended                 Nine months ended
                                                            March 31,                          March 31,
                                                    2008                 2007            2008              2007
                                                 ------------      ------------      ------------      ------------
                                                           (Unaudited)                      (Unaudited)
Revenues:
   Royalty, license and research                 $     26,000      $    521,000      $     83,000      $    548,000

Operating expenses:
   Research and development                            72,000           269,000           332,000         1,607,000
   General and administrative                         181,000           264,000           672,000         1,143,000
                                                 ------------      ------------      ------------      ------------
                                                      253,000           533,000         1,004,000         2,750,000
                                                 ------------      ------------      ------------      ------------
Loss from operations                                 (227,000)          (12,000)         (921,000)       (2,202,000)

Investment income                                       1,000            22,000            15,000            99,000
Other income                                           25,000                --           188,000                --
Interest expense                                     (196,000)         (221,000)         (661,000)         (711,000)
Loss on modification of debt                               --                --           (14,000)               --
Change in fair value of derivative liability               --                --                --           357,000
Gain on disposition of assets                              --                --                --           659,000
                                                 ------------      ------------      ------------      ------------
Net loss                                         $   (397,000)     $   (211,000)     $ (1,393,000)     $ (1,798,000)
                                                 ============      ============      ============      ============

Net loss per common share,
   basic and diluted                             $      (0.01)     $      (0.01)     $      (0.03)     $      (0.05)
                                                 ============      ============      ============      ============

Weighted average shares outstanding,
   basic and diluted                               60,077,000        40,574,000        55,282,000        39,449,000
                                                 ============      ============      ============      ============


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements



 ALLIANCE PHARMACEUTICAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 --------------------------------------------------------------------------------------------------------

                                                                              Nine Months Ended March 31,
                                                                               2008               2007
                                                                             -----------      -----------
                                                                                      (Unaudited)
Operating activities:
   Net loss                                                                  $(1,393,000)     $(1,798,000)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                           29,000           25,000
          Loss on modification of debt                                            14,000
          Accrued interest on senior notes                                       661,000          711,000
          Compensatory stock options                                              31,000           44,000
          Change in fair value of derivative liability                                --         (357,000)
          Gain on disposition of assets                                               --         (659,000)
          Changes in operating assets and liabilities:
              Other assets                                                        (3,000)          12,000
              Accounts payable, accrued expenses and other                      (152,000)        (346,000)
                                                                             -----------      -----------
Net cash used in operating activities                                           (813,000)      (2,368,000)
                                                                             -----------      -----------

Investing activities:
   Purchases of property and equipment                                                --          (74,000)
   Proceeds from disposition of assets                                                --          100,000
                                                                             -----------      -----------
Net cash provided by investing activities                                             --           26,000
                                                                             -----------      -----------


Decrease in cash and cash equivalents                                           (813,000)      (2,342,000)
Cash and cash equivalents at beginning of period                                 873,000        3,643,000
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $    60,000      $ 1,301,000
                                                                             ===========      ===========

Supplemental disclosure of non-cash financing activities:
   Issuance of common stock upon conversion of senior notes and inte$est       2,173,000      $   655,000
                                                                             ===========      ===========
   Reclassification of derivative liability                                  $        --      $   484,000
                                                                             ===========      ===========
   Conversion of preferred stock to common stock                             $   635,000      $        --
                                                                             ===========      ===========


           See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

Liquidity and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through March 31, 2008 and has negative working capital at that date of approximately $11.2 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 3, in June 2004, the Company completed a private placement financing with gross proceeds to the Company of approximately $11 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. As a result, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, matured and the unpaid principal, together with accrued interest, became due and payable on April 1, 2007. Upon maturity, the Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 if certain conditions were met. The Company was unable to satisfy such conditions. The Company believes its current working capital is sufficient to fund operations through May 2008; however, the Company does not have the resources to repay the Senior Notes, which are currently in default. The Company is continuing to seek additional financing to fund its support of its partner's, Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), development of Oxygent in China (see
Note 2). The Company is also seeking shareholder approval of a reverse stock split in order to allow for the potential conversion of the Senior Notes into common stock in accordance with their terms and the availability of common shares for potential future equity fund raising opportunities (see Note 5). Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Concentration of Credit Risk

         Cash and cash equivalents are financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash with high quality financial institutions and at times may have deposits which exceed the Federal Deposit Insurance Corporation (the "FDIC") $100,000 insurance limit. At March 31, 2008, the Company had no funds in these accounts in excess of the FDIC insurance limits.

Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At March 31, 2008, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

Accounting for Derivative Instruments

         As a result of the amendment to its Senior Note Amended Purchase Agreement and Registration Rights Agreement in April 2006 (the "2006 Amendment") (see Note 3), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders, at its Annual Meeting, approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million shares. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, with an aggregate fair value totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. During the nine months ended March 31, 2007, the Company recognized other income of $357,000 related to recording the derivative liability at fair value.

         Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the nine months ended March 31, 2007: annual volatility of 165%; dividend yield of 0%; and risk free interest rate of 4.95%.

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

         Raw Material Revenues

         The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $183,000 were recorded during the nine months ended March 31, 2008 in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the nine-month periods ended March 31, 2008 and 2007, the Company incurred research and development expenses of approximately $332,000 and $1.6 million, respectively.

Fair Value of Financial Instruments

         The carrying amount of certain of the Company's financial instruments as of March 31, 2008 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Loss Per Common Share

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2008 and 2007, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 63,835,000 and 55,899,725 at March 31, 2008 and 2007, respectively.

Accounting for Stock-Based Compensation

         At March 31, 2008, the Company has two stock-based employee compensation plans.

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

         The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended March 31, 2008 and 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's unaudited condensed consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

         SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's unaudited condensed consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123 and, as such, generally recognized no compensation cost for employee stock options.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended March 31, 2008 and 2007 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three and nine months ended March 31, 2008 and 2007 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and nine months ended March 31, 2008 and 2007. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Description of Plans

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of March 31, 2008, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,109,610 shares available for future issuance.

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

         The fair value of options at date of grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions for the three and nine months ended March 31, 2007: risk-free interest rate range of 4.95% to 5.05%; dividend yield of 0% for both periods; volatility factor of 267%; and a weighted-average expected term of seven years for both periods.

         A summary of option activity as of March 31, 2008 and changes during the nine months then ended is presented below:


                                                                                     March 31, 2008
                                                         ----------------------------------------------------------------
                                                                          -------------------------------
                                                                                   Weighted-Average
                                                                          -------------------------------
                                                                                             Remaining          Aggregate
                                                            Shares        Exercise          Contractual         Intrinsic
                                                                          Price                Term              Value
                                                                                              (Years)
                                                         ----------------------------------------------------------------
Options outstanding at July 1, 2007                         2,817,000        $ 4.20              6.75
Options granted                                                     -
Options forfeited/expired                                    (120,700)      $ 46.84
Options exercised                                                   -
                                                         --------------------------
Options outstanding at March 31, 2008                       2,696,300        $ 3.50              6.08             $ --
                                                         -------------------------------------------------------------
Unvested options expected to vest at March 31, 2008           492,450        $ 0.22              7.13             $ --
                                                         -------------------------------------------------------------
Options exercisable at March 31, 2008                       2,193,800        $ 4.25              5.84             $ --
                                                         =============================================================


         There were no options granted or exercised during the nine months ended March 31, 2008. There were 57,500 options OMITTED][GRAPHIC OMITTED] granted and no options exercised during the nine months ended March 31, 2007. Upon the exercise of options, the Company issues new shares from its authorized shares.

         As of March 31, 2008, there was approximately $24,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the nine months ended March 31, 2008 related to employee and director options was approximately $24,000 and the total fair value of shares vested during the nine months ended March 31, 2008 related to options issued to consultants was approximately $7,000, net of an estimated forfeiture rate of 2%.

         The Company allocated $24,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $7,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

2.  PFC THERAPEUTICS, LLC

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for Oxygent development in Europe and royalties on commercial sales of Oxygent in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2008.

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

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $10.7 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of Oxygent in China (see Note 2). The Company is also seeking shareholder approval of a reverse stock split in order to allow for the potential conversion of the Senior Notes into common stock in accordance with their terms and the availability of common shares for potential future equity fund raising opportunities (see Note 5). Under the current plan, Alliance has enough funds to operate through May 2008.

         The Senior Notes can be converted at anytime prior to the maturity date. During the nine months ended March 31, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share. Also during the nine months ended March 31, 2008, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment. At March 31, 2008, the principal and accrued interest balances approximate $8.2 million and $2.6 million, respectively.

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

4.  EQUITY

Preferred Stock

         In May 2000, Alliance entered into a joint venture with Baxter and sold them 793,750 shares of its Series F Preferred Stock. The Series F Preferred Stock had no annual dividend and was not entitled to any voting rights except as otherwise required by law.

         In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, per the terms of the joint venture with Baxter, the conversion price of the Series F Preferred Stock to common stock was fixed at $50 per common share. Based on this conversion price, the outstanding shares of Series F Preferred Stock were automatically converted into 635,000 shares of common stock on such date. The certificates representing these shares of common stock have not yet been issued as the Series F Preferred Stock certificates were never returned to the Company for exchange. Based on the Company's analysis, the reclassification from preferred to common stock did not have a material effect on its consolidated financial statements. Because the Series F Preferred Stock certificates now represent only the right to receive 635,000 shares of common stock, such shares have been included as common stock in the accompanying unaudited condensed consolidated balance sheet at March 31, 2008.

Common Stock

         During the nine months ended March 31, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share (see Note
3).

5.  SUBSEQUENT EVENTS

         On April 3, 2008, the Board adopted, subject to shareholder approval, an amendment to our Certificate of Incorporation, as amended (the "Certificate Amendment"), to effect a reverse stock split in a ratio of ten (10) shares to one (1) share of all outstanding shares of common stock (the "Reverse Stock Split"). The Company has decided, however, not to reduce the authorized number of shares of common stock so that it will continue to have an adequate number of shares available for future issuance, as discussed below. Upon receiving the requisite shareholder approval, the Certificate of Amendment will, subject to the discretion of the Board, be filed with the Secretary of State of the State of New York as promptly as practicable thereafter. The amendment and the proposed Reverse Stock Split would become effective as of the date of such filing (the "Effective Date").

General

         The Company is presently authorized to issue 150,000,000 shares of common stock, of which 60,216,247 shares were outstanding, no shares were held in treasury and 72,914,442 shares were reserved for issuance at April 4, 2008. Upon the effectiveness of the Reverse Stock Split, the Company would have 150,000,000 shares of common stock authorized, of which, as of the Effective Date, approximately 6,021,625 shares would be outstanding, and 7,291,444 shares would be reserved for issuance.

Reasons for and Consequences of the Proposed Reverse Stock Split

         The Company requires additional funding to continue its operations and desires to issue new securities in a future private placement; however, it has become clear to management that investors are unwilling to invest any new money into the Company so long as its existing Senior Notes are outstanding.

         The Company is seeking to reach an agreement with the holders of the Senior Notes to convert all of the outstanding principal amount and accrued but unpaid interest under all of the Senior Notes into common stock of the Company in accordance with the terms of the Senior Notes.

         To induce the holders of the Senior Notes to convert their Senior Notes into common stock of the Company, the Company agreed to modify the existing royalty and milestone sharing arrangements with the holders of the Senior Notes as follows:

         o The holders of the Senior Notes would be given the pro rata right to receive 100% of all royalties received by the Company from the sale of Oxygent products up to the maximum total payment sharing amount of $11,419,113 (currently, under our agreement with the holders of the Senior Notes, the holders of the Senior Notes, have the right to only receive 50% of such royalties up to the maximum payment amount); and

         o The holders of the Senior Notes would also be given the pro rata right to receive: (i) 100% of the milestone payment to be paid to the Company by Double-Crane upon SFDA approval of Oxygent in China (currently, under the Note Purchase Agreement, the holders of the Senior Notes, have the contractual right to only receive 50% of such milestone payment), and (ii) 50% of any other milestone payment received from a third party based on the development of an Oxygent product, in each case subject to the total maximum amount of payments of $11,419,113.

         At May 8, 2008, prior to the Reverse Stock Split taking effect, the Senior Notes would be convertible into 64,326,684 shares of common stock at $0.17 per share..

         In order to allow for the conversion of all of the Senior Notes, and the subsequent issuance of shares of common stock in connection with a potential private placement (as discussed below), the Company must effect the Reverse Stock Split for the purpose of increasing the authorized but unissued and unreserved shares of common stock.

         The conversion of the Senior Notes is conditioned on the following: (i) 100% of the Senior Notes being received in escrow by the Company for conversion and cancellation (unless this condition is waived by the Company); (ii) approval of the Reverse Stock Split by the Company's shareholders; (iii) filing of the Certificate Amendment and acceptance of the same with the Secretary of State of the State of New York; and (iv) receipt by the Company of at least $3 million in new financing from investors. While the Company intends to seek financing in such amount in order to close the contemplated transactions, it has not yet identified potential investors, nor has it identified the terms and conditions of any such potential investment. The Company has no additional plan, commitment, arrangement, understanding or agreement, either written or oral, to issue additional shares of common stock upon the effectiveness of the Reverse Stock Split, other than for the conversion of the existing Senior Notes and for the potential financing described above.

         The Reverse Stock Split may also result in an increase in the trading price of our common stock and could therefore create greater investor interest in our common stock and possibly enhance the marketability of our common stock to the financial market. However, although the Reverse Stock Split may increase the market price of our common stock, the actual effect of the Reverse Stock Split on our market price cannot be predicted. The market price of our common stock may not rise in proportion to the reduction in the number of shares outstanding as a result of the Reverse Stock Split. Further, the Company does not know if the Reverse Stock Split will lead to a sustained increase in the market price of our common stock. The market price of our common stock could also change as a result of other unrelated factors, including our operating performance and other factors related to our business as well as general market conditions.

Principal Effects of the Proposed Reverse Stock Split

         Based upon the 60,216,247 shares of common stock outstanding on April 4, 2008, the proposed Reverse Stock Split would decrease the outstanding shares of Common Stock by 90%, and thIereafter 6,021,625 shares of common stock would be outstanding. The proposed Reverse Stock Split will not affect any common shareholder's proportionate equity interest in the Company, subject to the provisions relating to the elimination of fractional shares as described below.

         At May 8, 2008, there were outstanding options to purchase an aggregate of 2,696,300 shares of common stock under the Company's stock option plans (the "Plans") and an aggregate of 4,109,610 shares were available for grant under two of the Plans. The Company has reserved 6,805,910 shares for issuance upon the exercise of the granted options and upon exercise of options that may be granted in the future. The Plans provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of outstanding options, the number of shares available for grant and the number of shares reserved for issuance will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise prices of the granted options would become ten times the present exercise prices.

         At May 8, 2008, there were outstanding warrants to purchase an aggregate of 2,231,893 shares of common stock and 2,231,893 shares of common stock reserved for issuance at such date for the warrants. The provisions of the relevant instrument pursuant to which the warrants were issued provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of the warrants will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise price would become ten times the present exercise price. Accordingly, 223,189 shares of common stock will be reserved for issuance on the Effective Date for the warrants.

         At May 8, 2008, the Company, in addition to options and warrants, had outstanding $8.2 million principal amount of the Senior Notes and accrued interest of $2.7 million on said notes. The Senior Notes and accrued interest are convertible at any time, at the respective holders' option, into shares of common stock at $0.17 per share, subject to adjustment in the case of a reverse stock split. In accordance with the provisions of the relevant instruments pursuant to which the Senior Notes were issued, the number of shares of common stock into which they may be converted is 63,876,639, which amount will be reduced to 6,387,664 shares of common stock as a result of the Reverse Stock Split.

         The foregoing may be summarized as follows:

                                                                  If Proposal 2
Number of Shares of Common Stock    As of May 8, 2008             is Effected *
--------------------------------    -----------------             -------------
Authorized                          150,000,000                   150,000,000
Issued and Outstanding**            60,216,247                    6,021,625
Reserved for Issuance***            72,914,442                    7,291,444
Available for Future Issuance       16,869,311                    136,686,931
Par Value Per Share                 $.01                          $.01

----------------
*        Without giving effect to fractional shares.
** Includes 635,000 shares of common stock deemed outstanding due to the automatic conversion of the Company's Series F Preferred Stock that occurred in March 2004. The stock certificate representing these shares of common stock has not yet been issued.
*** Number of shares reserved for estimated issuance upon exercise of options, warrants and debt.


Item 2.  Management's Discussion and Analysis or Plan of Operation

(References to years are to our fiscal years ended June 30.)

Plan of Operation

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of March 31, 2008, have an accumulated deficit of $499.2 million. If we are able to obtain necessary financing, we expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products. The Company is continuing to seek additional financing to fund its support of Double-Crane's development of Oxygent in China (see Note 2). Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

Research and Development

         For the nine months ended March 31, 2008 and 2007, we incurred research and development expenses of $332,000 and $1.6 million, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million. We do not anticipate that Oxygent will reach the market for at least a few years, if ever, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

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

         On November 21, 2007, we announced that the primary focus of our clinical development plan for Oxygent would be that of supporting the initial clinical development of Oxygent in China. The clinical development plan for China is to investigate Oxygent in maintaining hemodynamic stability during major surgery, thereby potentially reducing or avoiding intraoperative transfusions of donor blood in major surgery. As a result, we discontinued enrollment in the French Phase 2a clinical study to asses postoperative organ function. However, we will incorporate oxygenation endpoints of postoperative improvement of organ function, (such as the gut, heart, brain and kidney) into the China Phase 2 studies.

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

Results of Operations

Three Months Ended March 31, 2008 as Compared with Three Months Ended March 31, 2007

         We recorded $26,000 in revenue for the three months ended March 31, 2008, compared to $521,000 for the three months ended March 31, 2007. The revenue for this year's quarter consisted of royalties from products other than Imagent(R). The revenue for last year's quarter was primarily a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement.

         Research and development expenses decreased by $197,000, or 73%, to $72,000 for the three months ended March 31, 2008, compared to $269,000 for the three months ended March 31, 2007. The decrease in research and development expenses was primarily due to the completion of production of clinical trial material in an FDA-approved GMP facility during the previous fiscal year and a decrease during the current quarter of activities for our Phase 2b postoperative ileus clinical study in France, which we discontinued during the quarter ended December 31, 2007.

         General and administrative expenses decreased by $83,000, or 31%, to $181,000 for the three months ended March 31, 2008, compared to $264,000 for the three months ended March 31, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in personnel expenses of $20,000, a decrease in legal and accounting fees of $25,000, and a decrease of $28,000 in office-related expenses since our relocation during last quarter.

         Other income was $25,000 for the three months ended March 31, 2008, which was primarily the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Investment income decreased to $1,000 for the three months ended March 31, 2008, compared to $22,000 for the three months ended March 31, 2007. The decrease was primarily a result of a lower cash balance.

         Interest expense was $196,000 for the three months ended March 31, 2008, compared to $221,000 for the three months ended March 31, 2007. The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

Nine Months Ended March 31, 2008 as Compared with Nine Months Ended March 31,
2007

         Our revenue decreased to $83,000 for the nine months ended March 31, 2008, compared to $548,000 for the nine months ended March 31, 2007. The revenue for this year's period consisted of royalties from products other than Imagent. The revenue for last year's period was primarily a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement.

         Research and development expenses decreased by $1.3 million, or 79%, to $332,000 for the nine months ended March 31, 2008, compared to $1.6 million for the nine months ended March 31, 2007. The decrease in research and development expenses was primarily due to a decrease in contract manufacturing of Oxygent clinical trial material of $905,000, a decrease of $210,000 because of the discontinued clinical trial in France, a decrease of $82,000 in research and development personnel costs, a decrease of $35,000 in preclinical costs and a decrease in $35,000 in travel expense.

         General and administrative expenses decreased by $471,000, or 41%, to $672,000 for the nine months ended March 31, 2008, compared to $1.1 million for the nine months ended March 31, 2007. The decrease in general and administrative expenses was primarily the result of an accrual in last year's period of $249,000 of possible income tax and penalty liabilities for tax year 2003 (fiscal year 2004) in connection with the sale of the Imagent assets, which was reversed upon further analysis, a decrease of $74,000 in personnel costs, a decrease of $53,000 in office-related expenses, a decrease of $48,000 in annual meeting-related expenses and a decrease in professional fees of $39,000.

         For the nine months ended March 31, 2008, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

         For the nine months ended March 31, 2007, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment entered into during April 2006 (see Note 3).

         For the nine months ended March 31, 2007, we recorded a gain on the disposition of an asset of $659,000 primarily related to $100,000 received per the terms of an agreement with Imcor and the reclassification of approximately $500,000 of deferred royalties during the period in connection with the Imagent asset sale transaction.

         Investment income decreased by $84,000 to $15,000 for the nine months ended March 31, 2008, compared to $99,000 for the nine months ended March 31, 2007. The decrease was primarily a result of lower cash balances during the current period.

         Other income was $188,000 for the nine months ended March 31, 2008, which was primarily the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $661,000 for the nine months ended March 31, 2008, compared to $711,000 for the nine months ended March 31, 2007. The decreased interest expense for the current period was the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

Liquidity and Capital Resources

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to March 31, 2008, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At March 31, 2008, we had approximately $60,000 in cash and cash equivalents compared to $873,000 at June 30, 2007. The decrease resulted from the net cash used in operations of $813,000. At March 31, 2008, we had a working capital deficit of $11.2 million, compared to a working capital deficit of $12.1 million at June 30, 2007. The deficit decrease was principally due to a net decrease in accounts payable and accrued expenses of $154,000 and the net decrease in the Senior Note principal amounts and accrued interest of $1.5 million resulting from conversions into common stock, partially offset by the net cash used in operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $813,000 for the nine months ended March 31, 2008, compared to $2.4 million for the nine months ended March 31, 2007. The decrease in net cash used in operating activities during the nine months ended March 31, 2008 was primarily due to a decrease in payments for research and development activities.

         At March 31, 2008, the following approximate debt obligations were outstanding:

         (a) $234,000 owed to various vendors;

         (b) $178,000 in accrued expenses, primarily $96,000 in personnel costs;

         (c) $100,000 in deferred revenue;

         (d) $10.9 million in Senior Notes, including $2.6 million in accrued interest;

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

         We believe we have working capital to fund our operations through May 2008; however, we do not have the resources to repay the Senior Notes, which are now due and payable. Alliance continues to seek additional financing to fund its support of Double-Crane's development of Oxygent in China (see Note 2). Further, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Because adequate funds have not been available to us in the past, we have already delayed our Oxygent development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through March 31, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 3.  Controls And Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the nine-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II OTHER INFORMATION:

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $8.2 million, and accrued interest under the Senior Notes, totaling $2.7 million, at May 8, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Annual Meeting of Shareholders will be held at 8:30 a.m., local time, on Friday, May 30, 2008, at the Sheraton La Jolla Hotel, located at 3299 Holiday Court, La Jolla, California 92037 for the purpose of (i) electing six
(6) directors to serve on the Company's Board of Directors until the next annual meeting or until their successors have been duly elected and qualified; and (ii) considering and voting upon approval of an amendment to our Certificate of Incorporation's Certificate of Amendment to effect a reverse stock split in a ratio of ten (10) shares to one (1) share of our common stock. See Note 5, "Subsequent Events."

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


                                           ALLIANCE PHARMACEUTICAL CORP.

                                           (Registrant)

Date:    May 14, 2008                      By: /s/   Duane J. Roth
                                               ---------------------------
                                                    Duane J. Roth
                                                    Chairman and Chief
                                                    Executive Officer


                                           By: /s/   Jack DeFranco
                                               ---------------------------
                                                    Jack DeFranco
                                                    Chief Operating Officer
                                                    and Chief Financial Officer