Form 10KSB
period 2008-06-30
ALLIANCE PHARMACEUTICAL CORP.
filed 2008-10-02
CIK 736994

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-KSB

                                   (MARK ONE)

    -----
      X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    -----
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2008

    -----
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

         Revenues for the issuer's fiscal year ended June 30, 2008 were $106,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity on the Over-the-Counter Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers ("NASDAQ") on September 26, 2008 was $1 million.

The number of shares of the Registrant's common stock, $0.01 par value, outstanding at September 26, 2008 was 60,216,247.

         Transitional Small Business Disclosure Format (check one).
Yes [ ] No [X]

                                   FORM 10-KSB

                                      INDEX

PART I.....................................................................- 5 -
   Item 1.  Description of Business........................................- 5 -
   Item 2.  Description of Property.......................................- 16 -
   Item 3.  Legal Proceedings.............................................- 16 -
   Item 4.  Submission of Matters to a Vote of Security Holders...........- 16 -

PART II...................................................................- 19 -
   Item 5.  Market for Common Equity, Related Stockholder Matters and
                Small Business Issuer Purchases of Equity Securities......- 19 -
   Item 6.  Management's Discussion and Analysis or Plan of Operation.....- 21 -
   Item 7.  Financial Statements..........................................- 26 -
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................- 42 -
   Item 8A. Control and Procedures........................................- 42 -
   Item 8B. Other Information.............................................- 43 -

PART III..................................................................- 44 -
   Item 9.  Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance with Section 16(a)
                of the Exchange Act.......................................- 44 -
   Item 10. Executive Compensation........................................- 46 -
   Item 11. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................- 48 -
   Item 12. Certain Relationships and Related Transactions, and
                Director Independence.....................................- 50 -
   Item 13. Exhibits......................................................- 50 -
   Item 14. Principal Accountant Fees and Services........................- 56 -

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

         We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2009 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

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

    o the uncertainties associated with the lengthy regulatory approval process in the U.S. and foreign countries, including o uncertainties associated with the United States Food and Drug Administration (the "FDA") decisions and timing of product development or approval;

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

OXYGENT (TM)

BACKGROUND

         For several decades scientists have pursued the development of a so called "artificial blood" - seeking a product that would be safe, universally compatible with all blood types and readily available. Though the safety of allogeneic (donor) blood with regard to reducing the risk of transmission of certain infectious diseases (i.e., hepatitis, HIV, West Nile) has improved significantly, it is virtually impossible to achieve a zero-risk blood supply. Currently, the major risks include documented cases of additional blood transmissible diseases such as Chagas disease, a deleterious effect on the recipient's immune function, acute or fatal hemolytic transfusion reactions due to donor/recipient incompatibility and mismatched blood type (ABO) because of clerical errors.

         There is a growing body of evidence in the literature that associates blood transfusion with a significant risk for morbidity and mortality, including, among others, impairment of the immune system leading to higher infection rates and an increase in recurrence of cancer in surgical oncology patients. Other recent publications report significantly decreased survival rates in cardiovascular patients who received blood versus those who did not and there is a similar finding showing significantly increased risk of postoperative complications and reduced survival in cardiovascular surgery patients who received fresh blood stored for more than two weeks compared to those who received blood that was stored less than two weeks.

         Frequent shortages in the blood supply have also become prevalent worldwide, due in part to the elimination of financial incentives to donate blood (i.e., paid donors), progressively more restrictive eligibility requirements for donors, an aging demographic, which increases overall demand while requiring more need for younger donors to donate more often. As a result, many countries are experiencing chronic shortages of blood.

         Artificial oxygen carriers (commonly referred to as "blood substitutes" or, more appropriately, oxygen therapeutics) have the potential to play a pivotal role in easing the increasingly frequent blood shortages, avoiding transfusion-related safety issues and, in the process, profoundly changing patient care and the practice of transfusion medicine.

         In over 15 years of intensive clinical development of oxygen carriers, the only Phase 3 study to show efficacy in reducing allogeneic blood transfusion is the Phase 3 general surgery study of OXYGENT with aggressive acute normovolemic hemodilution ("ANH"), a blood conservation technique that typically involves the collection of two to three units of autologous (the patient's own) blood immediately prior to surgery. Several products have been tested in a trauma setting with no success to date, primarily due to imbalances in mortality endpoints between the treated and control patients. Other products have been tested in the surgical setting, but have failed to show clinical benefit or have been associated with an imbalance in side effects. All studies have used red blood cells ("RBCs") as a control with the notable exception of FLUOSOL(R), a 20% w/v PFC emulsion, for use as an adjunct to high-risK coronary balloon angioplasty, which was approved for an oxygenation endpoint. (In 1994, Green Cross Corporation [Osaka, Japan] ceased commercialization of FLUOSOL due to poor sales as a result of the introduction of auto-perfusion catheters eliminating the need for the product in this indication.) It can be concluded from the developmental history of oxygen carriers that, while they are very effective in the delivery of oxygen, their use in avoiding or reducing transfusion requirements is difficult to prove in either a surgical or a trauma setting using RBCs as a control.

DEVELOPMENT

         Results from our previous Phase 2 and Phase 3 clinical studies were used to develop the rationale for a new protocol design without autologous blood-conserving procedures (ANH or intraoperative autologous donation ["IAD"]) used in the previous clinical studies. The efficacy of OXYGENT in terms of drug activity, i.e., its ability to deliver oxygen and reverse physiological transfusion triggers, and the ability of OXYGENT to enable patients to maintain physiologic stability safely at lower intraoperative hemoglobin ("Hb") levels were demonstrated in both of our Phase 2 and Phase 3 studies. Intraoperative hemodynamic instability is often used as an indication of the need for RBC transfusion; therefore, maintenance of hemodynamic stability should lead to a reduction of blood transfusions. In clinical studies, OXYGENT has been shown to correct or improve key physiological parameters such as mean arterial pressure, heart rate and mixed venous oxygen tension equal to or better than a unit of RBCs.

         A second critical piece of data incorporated into the design of this new protocol was gathered from our previous Phase 3 study in general surgery patients. In this study, control patients who were not transfused in the postoperative period and, per protocol, had their Hb concentration measurements tracked routinely in the postoperative period showed higher Hb levels 24 hours post surgery. In these patients, it was observed that the range of Hb levels taken 24 hours postoperatively were 1.5 to 2.5 g/dL higher than the first immediate postoperative Hb measurements. The data also demonstrated that the lower the Hb at which the patients left the operating room, the more this hemoconcentration was observed. Since it takes several weeks to generate new exogenous RBCs, the rapid increase in Hb could only be due to a hemoconcentration, which occurs as a result of normalization in total blood volume following surgery.

         This hemoconcentration phenomenon was unexpected to the degree observed and would indicate that patients could be "bridged" by use of an oxygen carrier during surgery and in the early postoperative period until an accurate Hb measurement can be obtained to determine if an RBC transfusion is truly warranted. Therefore, the use of OXYGENT to reverse or prevent intraoperative hemodynamic instability and postoperative hemoconcentration would allow patients to avoid blood transfusions that otherwise would have been considered necessary if solely based on the measured intraoperative Hb levels. The decision as to the need to transfuse would be made in the postoperative period after hemoconcentration has occurred as described above.

COLLABORATIVE RELATIONSHIPS

         A key aspect of our business strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. The following is a brief description of our material collaboration agreements.

BEIJING DOUBLE-CRANE PHARMACEUTICAL CO., LTD. ("DOUBLE-CRANE") On May 13, 2005, our subsidiary PFC Therapeutics, LLC ("PFC Therapeutics") and Double-Crane, the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("the Double-Crane Agreement") for the development of OXYGENT in the PRC. Alliance and Double-Crane formed a Joint Development Team to manage the development of OXYGENT in the PRC. Under the Double-Crane Agreement, Alliance provided Double-Crane with the documentation necessary to enable Double-Crane to translate all relevant data and other information into Chinese prior to the submission of an Investigational New Drug ("IND") application with the State Food and Drug Administration PRC (the "sFDA") and Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us. The upfront license fee of $500,000 was recognized as license revenue during the year ended June 30, 2007. Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for OXYGENT in the PRC. Alliance will have the right to use in other countries any data derived from the clinical trials. Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

         In February 2007, Alliance manufactured and released product samples; however, in accordance with the current regulations of the sFDA, the supplies for the IND application and clinical development must be manufactured in a facility in the PRC. As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC. Double-Crane has begun construction of an emulsion manufacturing facility and has purchased equipment and instrumentation for installation. Double-Crane has also expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities, which would be contingent on Double-Crane's compliance to Current Good Manufacturing Practices ("cGMP") and registration with the U.S. FDA.

         Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed-upon clinical development plan. Once the sFDA approves the application, Double-Crane will start the clinical trials immediately.

         LEO PHARMA A/S. ("LEO") On December 22, 2004, PFC Therapeutics and LEO, one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, would include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2008.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus study. In November 2007, we suspended a Phase 2b trial in France, specifically designed to observe postoperative ileus; however, the postoperative ileus endpoints will be incorporated in the Phase 2 clinical study conducted by Double-Crane in the PRC. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect.

         IL YANG PHARM. CO., LTD. ("IL YANG") On April 19, 2004, PFC Therapeutics and Il Yang signed an agreement granting Il Yang exclusive rights to promote, market, distribute and sell OXYGENT for any approved clinical use, including all future approved uses, in South Korea (the "Il Yang Agreement"). Under the terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of OXYGENT to Il Yang and will receive a royalty on OXYGENT sales following commercialization. Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

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

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are an essential part of our business. We seek proprietary protection for our products, processes, technologies and ongoing improvements. We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors. In the U.S., Europe, Japan, Canada and other countries, Alliance has a patent position, dating back to October 1992, on a second generation of stable fluorocarbon emulsions for any use, including IN VIVO oxygen delivery. These patents will remain in force in the U.S. and other countries until 2012 - 2014. Alliance has received notice from the U.S. Patent Office that all claims have been allowed on its recent patent application covering the specific formulation of AF0144.

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

COMPETITION

         Biotechnology and pharmaceutical companies are highly competitive. There are several pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products that may be similar to our products.

         Companies active in the development of a blood substitute product include Biopure Corporation ("Biopure"), Northfield Laboratories Inc. ("Northfield"), Sangart Inc. ("Sangart"), HemoBioTech Inc. ("Hemobiotech"), Oxygen Biotherapeutics Inc., formerly Synthetic Blood International, ("Oxygen Biotherapeutics"), Sanguine Corp. ("Sanguine") and ImaRx Therapeutics, Inc. ("ImaRx"). There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in OXYGENT, and hemoglobin solutions.

         Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine RBCs. There are several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes that have advanced into clinical trials. Biopure, a company developing a bovine-based hemoglobin solution, is developing a protocol for FDA submission for a new indication to treat patients with acute myelogenous anemia and has postponed its approval activities with the Medicines and Healthcare products Regulatory Agency ("MHRA"). Biopure's submission for a trauma trial, in collaboration with the U.S. Navy, has been placed on hold by the FDA pending resolutions to questions of dosing, safety and risk/benefit. Northfield, a company working on hemoglobin solutions derived from outdated human blood, recently announced its Phase 3 pivotal trial failed to demonstrate a statistical significance in its primary endpoint, mortality. The third company, Sangart, has announced the completion of two large-scale multi-country European Phase 3 clinical trials designed to assess its product's ability to prevent and treat hemodynamic instability, primarily hypotension, during orthopedic surgeries. Hemobiotech has licensed a bovine-based technology from Texas Tech University and is in the research phase of development.

         With respect to PFC emulsion development, we are aware of three early-stage companies in the U.S. developing PFC-based temporary oxygen carriers; however, only one, Oxygen Biotherapeutics, has progressed to clinical trials. It recently announced it plans to meet with the FDA to discuss a Phase 2b trial in patients with brain trauma. Sanguine, still in the early preclinical stages of discovery and formulation development, has announced it is focusing its development efforts for use in angioplasty. ImaRx has announced the intention to investigate its micro-bubble technology to deliver oxygen to ischemic tissues. We are also aware of one product, PERFTORAN, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia and other countries for a variety of clinical indications.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase 2 typically involves studies in a larger patient population to identify possible adverse events ("AEs") and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current Good Clinical Practice ("cGCP") standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, an independent Investigational Review Board ("IRB") or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Following completion of these studies, a New Drug Application (an "NDA") must be submitted to and approved by the FDA in order to market the product in the U.S., while a Marketing Authorization Application ("MAA") is submitted to the EMEA in Europe. Similar applications, generally based upon data already collected for an NDA or MAA, are then used to file for marketing approval in foreign countries. If and when approval is obtained to market a product, the FDA's (or applicable foreign agency's) regulations will then govern manufacturing and commercialization activities.

         Perfluorooctylbromide ("Perflubron") is an eight-carbon halogenated fluorocarbon liquid. Certain halogenated fluorocarbons (primarily the lower molecular weight gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion. The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of IMAGENT(R) GI, a perflubron-based drug we previously developed; however, all materials contained in our products remain subject to regulation by governmental agencies.

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

EMPLOYEES

         As of September 26, 2008, we have one full-time and two part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are satisfactory. We also maintain agreements with nine research and development consultants.

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

                          RISKS RELATED TO OUR BUSINESS

AS OF SEPTEMBER 26, 2008, WE ARE IN DEFAULT UNDER THE AMENDED TERMS OF THE SENIOR NOTES AND WE CURRENTLY DO NOT HAVE THE MEANS TO REPAY THE HOLDERS OF OUR SENIOR NOTES; THUS THEY MAY FORCE OUR LIQUIDATION.

         In September 2004, we entered into a Senior Note Purchase Agreement and Registration Rights Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million (the "Amended Purchase Agreement"). In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the "2006 Amendment"). In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the "2007 Amendment") (see Note 4 to our accompanying consolidated financial statements for a description of the terms). As of September 26, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.1 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation under these circumstances, it is highly unlikely the holders of our equity securities will receive any distribution upon such liquidation.

WE HAVE A HISTORY OF OPERATING LOSSES AND LIMITED PRODUCT REVENUES AND WE MAY NEVER BECOME PROFITABLE.

         We are a product development company with no current revenue from product sales. We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs. As of June 30, 2008, we had an accumulated deficit of $499.6 million. For the years ended June 30, 2008 and 2007, we incurred net losses of $1.8 million and $4.1 million, respectively. Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements. To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

THERE HAVE BEEN DELAYS IN THE CLINICAL DEVELOPMENT OF OUR PRODUCT CANDIDATE OXYGENT.

         Due to lack of funding, we announced in November 2007 that the Phase 2b clinical trial in France was suspended. Double-Crane is obligated to initiate clinical trials in the PRC, but we do not expect that these trials will be initiated until calendar year 2009 and they will be Phase 1 clinical trials. We expect that at least one Phase 2 and two Phase 3 clinical trials with positive results will be required before we are able to seek marketing approval from any regulatory authority with respect to OXYGENT. If the results of our clinical trials with respect to OXYGENT are not positive, we may never be able to seek marketing approval for OXYGENT from any regulatory authority or to generate significant revenue from product sales.

WE DO NOT HAVE MANUFACTURING CAPABILITIES FOR OUR PRODUCTS.

         We no longer have manufacturing capabilities for any of our products since our downsizing in 2002. We have completed the manufacturing of clinical material with a third party in order to provide the product for our development activities. We do not know if we will be able to enter into a long-term manufacturing agreement with a third party on commercially reasonable terms, or at all. As a result, we do not know whether a third party will be successful in manufacturing clinical material to our specifications. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with cGMP guidelines as established by the FDA. We do not know whether the FDA will determine that any such third-party facilities maintain compliance with cGMP. A delay in FDA approval of our manufacturing facilities or the manufacturing facilities of any third-party collaborator would delay the marketing of our products and negatively impact our revenue and profitability.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FUNDING WE WILL NEED TO COMPLETE DEVELOPMENT AND TO INTRODUCE PRODUCTS TO THE MARKET.

         We need substantial additional funding for our business. Our future capital requirements will depend on many factors, including:

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

WE DEPEND ON COLLABORATIONS WITH THIRD PARTIES TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TO PROVIDE THE MAJORITY OF OUR REVENUES.

         A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise. Currently, we do not have a collaboration agreement with any third party to develop our product OXYGENT in the U.S. We have entered into the LEO Exclusivity Agreement that would grant LEO an option to develop and commercialize OXYGENT in Europe; however, a definitive collaboration agreement with LEO is subject to the successful demonstration of improvement in postoperative ileus in a Phase 2 study to validate clinical data from a prior study. We do not know whether the results will satisfy LEO or cause them to enter into a definitive collaboration agreement with us. Until such time as they do, LEO is under no further obligation to us under the LEO Exclusivity Agreement.

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

         Although we design and manage our preclinical studies and clinical trials, we currently do not have the resources to conduct preclinical studies or clinical trials for our product candidates. We rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. We also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism and excretion of drug candidates.

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

EVEN IF WE SUCCESSFULLY COMPLETE CLINICAL TRIALS OF OUR PRODUCT CANDIDATES, THEY MAY FAIL FOR OTHER REASONS.

         Even if we successfully complete clinical trials of our product candidates, they may fail for other reasons, including the possibility that the product candidates will:

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

         Even if our product candidates are approved for commercial sale by the FDA, European or other foreign regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE EFFECTIVE, WHICH COULD HAVE A SIGNIFICANT AND ADVERSE EFFECT ON OUR BUSINESS.

         Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year beginning in fiscal 2008. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

         We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

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

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET AS A RESULT OF AN OFFERING, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         As of September 26, 2008, 60,216,247 shares of our common stock were outstanding. On September 30, 2004, we registered, pursuant to an SB-2, 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain shareholders. These shares, upon acquisition, unless held by "affiliates," will be freely tradable without restriction or further registration under federal securities laws pursuant to Rule 144.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We are leasing approximately 1,500 square feet of space within a facility in San Diego, California. This space is used for research and development and general administration.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2007 Annual Meeting of the shareholders of the Company was held on May 30, 2008, and the following matters were submitted to and approved by the Company's shareholders:

PROPOSAL 1 - ELECTION OF DIRECTORS
----------------------------------

         The following directors were re-elected for the following year and until the election and qualification of their respective successors:
                                                                         Broker
        Director               For          Against      Withheld      Non-Votes
        --------               ---          -------      --------      ---------
Pedro Cuatrecasas, M.D.     44,207,804        0          1,257,033        0
Carroll O. Johnson          44,208,370        0          1,256,467        0
Stephen M. McGrath          43,896,529        0          1,568,308        0
Jean G. Riess, Ph.D.        44,328,086        0          1,136,751        0
Duane J. Roth               44,214,199        0          1,250,638        0
Theodore D. Roth            44,115,965        0          1,348,872        0

PROPOSAL 2 - AMENDMENT OF THE CERTIFICATE OF INCORPORATION TO EFFECT A REVERSE
------------------------------------------------------------------------------
STOCK SPLIT
-----------

         The amended Certificate of Incorporation was amended to effect a reverse stock split in a ratio of ten (10) shares to one (1) share (the "Reverse Stock Split") of our Common Stock:

                   For                Against            Abstain
                   ---                -------            -------
                38,890,194           6,564,805            9,838

         On April 3, 2008, the Board adopted, and our shareholders approved at the 2007 Annual Meeting on May 30, 2008, an amendment to our Certificate of Incorporation, as amended (the "Certificate Amendment"), to effect the Reverse Stock Split. The Company did not reduce the authorized number of shares of common stock so that it will continue to have an adequate number of shares available for future issuance, as discussed below. The Certificate of Amendment will, subject to the discretion of the Board, be filed with the Secretary of State of the State of New York as promptly as practicable. The amendment and the proposed Reverse Stock Split will become effective as of the date of such filing (the "Effective Date").

GENERAL

         The Company is presently authorized to issue 150,000,000 shares of common stock, of which 60,216,247 shares are outstanding, no shares are held in treasury and 74,124,743 shares are reserved for issuance at September 26, 2008. Upon the effectiveness of the Reverse Stock Split, the Company will have 150,000,000 shares of common stock authorized, of which, as of the Effective Date, approximately 6,021,625 shares will be outstanding, and 7,412,475 shares will be reserved for issuance.

REASONS FOR AND CONSEQUENCES OF THE REVERSE STOCK SPLIT

         The Company requires additional funding to continue its operations and desires to issue new securities in a future private placement; however, it has become clear to management that investors are unwilling to invest any new money into the Company so long as its existing Senior Notes are outstanding.

         The Company has reached an agreement with substantially all of the holders of the Senior Notes to convert the outstanding principal amount and accrued but unpaid interest under the Senior Notes into common stock of the Company in accordance with the terms of the Senior Notes.

         To induce the holders of the Senior Notes to convert their Senior Notes into common stock of the Company, the Company agreed to modify the existing royalty and milestone sharing arrangements with the holders of the Senior Notes as follows:

    o The holders of the Senior Notes will be given the pro rata right to receive 100% of all royalties received by the Company from the sale of OXYGENT products up to the maximum total payment sharing amount of $11.4 million (currently, under our agreement with the holders of the Senior Notes, the holders of the Senior Notes, have the right to only receive 50% of such royalties up to the maximum payment amount); and

    o The holders of the Senior Notes will also be given the pro rata right to receive: (i) 100% of the milestone payment to be paid to the Company by Double-Crane upon sFDA approval of OXYGENT in the PRC (currently, under the Note Purchase Agreement, the holders of the Senior Notes, have the contractual right to only receive 50% of such milestone payment), and (ii) 50% of any other milestone payment received from a third party based on the development of an OXYGENT product, in each case subject to the total maximum amount of payments of $11.4 million.

         At June 30, 2008, prior to the Reverse Stock Split taking effect, the Senior Notes and accrued interest were convertible into 65,086,940 shares of common stock at $0.17 per share.

         In order to allow for the conversion of all of the Senior Notes, and the subsequent issuance of shares of common stock in connection with a potential private placement (as discussed below), the Company must effect the Reverse Stock Split for the purpose of increasing the authorized but unissued and unreserved shares of common stock.

         The conversion of the Senior Notes is conditioned on the following: (i) 100% of the Senior Notes being received in escrow by the Company for conversion and cancellation (unless this condition is waived by the Company); (ii) approval of the Reverse Stock Split by the Company's shareholders (which was accomplished at the 2007 Annual Meeting on May 30, 2008); (iii) filing of the Certificate Amendment and acceptance of the same with the Secretary of State of the State of New York; and (iv) receipt by the Company of at least $3 million in new financing from investors. The Company has no additional plan, commitment, arrangement, understanding or agreement, either written or oral, to issue additional shares of common stock upon the effectiveness of the Reverse Stock Split, other than for the conversion of the existing Senior Notes and for the potential financing described above.

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

PRINCIPAL EFFECTS OF THE REVERSE STOCK SPLIT

         Based upon the 60,216,247 shares of common stock outstanding on September 26, 2008, the proposed Reverse Stock Split would decrease the outstanding shares of Common Stock by 90%, and thereafter 6,021,625 shares of common stock would be outstanding. The proposed Reverse Stock Split will not affect any common shareholder's proportionate equity interest in the Company, subject to the provisions relating to the elimination of fractional shares as described below.

         At June 30, 2008, there were outstanding options to purchase an aggregate of 2,703,800 shares of common stock under the Company's stock option plans (the "Plans") and an aggregate of 4,102,110 shares were available for grant under two of the Plans. The Company has reserved 6,805,910 shares for issuance upon the exercise of the granted options and upon exercise of options that may be granted in the future. The Plans provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of outstanding options, the number of shares available for grant and the number of shares reserved for issuance will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise prices of the granted options would become ten times the present exercise prices.

         At June 30, 2008, there were outstanding warrants to purchase an aggregate of 2,231,893 shares of common stock and 2,231,893 shares of common stock reserved for issuance at such date for the warrants. The provisions of the relevant instrument pursuant to which the warrants were issued provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of the warrants will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise price would become ten times the present exercise price. Accordingly, 223,189 shares of common stock will be reserved for issuance on the Effective Date for the warrants.

         At June 30, 2008, the Company, in addition to options and warrants, had outstanding $8.2 million principal amount of the Senior Notes and accrued interest of $2.9 million on said notes. The Senior Notes and accrued interest are convertible at any time, at the respective holders' option, into shares of common stock at $0.17 per share, subject to adjustment in the case of a reverse stock split. In accordance with the provisions of the relevant instruments pursuant to which the Senior Notes were issued, the number of shares of common stock into which they may be converted is 65,086,940, which amount will be reduced to 6,508,694 shares of common stock as a result of the Reverse Stock Split.

         The foregoing may be summarized as follows:

                                                                  IF PROPOSAL 2
NUMBER OF SHARES OF COMMON STOCK        AS OF JUNE 30, 2008       IS EFFECTED *
--------------------------------        -------------------       -------------
Authorized                              150,000,000               150,000,000
Issued and Outstanding**                60,216,247                6,021,625
Reserved for Issuance***                74,124,743                7,412,475
Available for Future Issuance           15,659,010                136,565,900
Par Value Per Share                     $0.01                     $0.01

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

                                                          HIGH BID     LOW BID
                                                          --------     -------
Fiscal 2008
                Quarter ended June 30, 2008                $0.03       $0.02
                Quarter ended March 31, 2008               $0.03       $0.01
                Quarter ended December 31, 2007            $0.06       $0.01
                Quarter ended September 30, 2007           $0.09       $0.04

Fiscal 2007
                Quarter ended June 30, 2007                $0.13       $0.09
                Quarter ended March 31, 2007               $0.15       $0.09
                Quarter ended December 31, 2006            $0.14       $0.09
                Quarter ended September 30, 2006           $0.21       $0.10


         On September 26, 2008, the closing bid price of the Company's common stock was $0.016.

         As of September 26, 2008, there were 812 stockholders of record of our common stock. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information as of June 30, 2008 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

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

Equity compensation plans
approved by security holders      2,293,300                      $3.39                           4,092,610

Equity compensation plans
not approved by security
holders (1)                       2,642,393                      $0.97                               9,500

                                  ---------                      -----                           ---------
Totals                            4,935,693                      $2.09                           4,102,110

         (1) The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended June 30, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share.

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

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2008, have an accumulated deficit of $499.6 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of September 26, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.1 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

RESEARCH AND DEVELOPMENT

         For the years ended June 30, 2008 and 2007, we incurred research and development expenses of $363,000 and $1.9 million, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

         In January 2007, the French IRB and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for OXYGENT to prevent postoperative ileus resulting from hypoxia during major surgery trial. Subsequently in November 2007, Alliance suspended the clinical trial due to lack of adequate funding.

         On February 6, 2007, we announced the manufacture and release for shipment of OXYGENT for the clinical trials planned in France and the PRC. Alliance successfully completed the contract manufacture of OXYGENT clinical trial material. However, on March 15, 2007, we announced that, in accordance with the current regulations of the sFDA, the supplies for an IND application and clinical development must be manufactured in a facility in the PRC. As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC. This technology transfer is underway with Double-Crane completing the manufacturing facility and purchasing the required equipment for emulsion manufacture. Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan. Double-Crane will start a Phase 1 safety trial in Chinese nationals immediately after the sFDA approves the IND application.

         Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of OXYGENT from its facilities in the PRC. Supply of OXYGENT to the U.S. would be contingent on Double-Crane's compliance to cGMP and registration with the U.S. FDA.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2008 AS COMPARED WITH YEAR ENDED JUNE 30, 2007

         Our revenue decreased to $106,000 for the year ended June 30, 2008, compared to $573,000 for the year ended June 30, 2007. The revenue for this year was primarily royalties. The revenue for last year was primarily a milestone payment of $500,000 that was recognized as revenue upon satisfaction of certain obligations under the Double-Crane Agreement.

         Research and development expenses decreased by $1.6 million, or 81%, to $363,000 for the year ended June 30, 2008, compared to $1.9 million for the year ended June 30, 2007. The decrease in research and development expenses was primarily due to the suspension of the clinical study in France in November 2007.

         General and administrative expenses decreased by $325,000, or 28%, to $844,000 for the year ended June 30, 2008, compared to $1.2 million for the year ended June 30, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees ($126,000), a net decrease in rent and office-related expenses ($81,000), a reduction in personnel ($75,000), a decrease in public company expenses ($29,000) and a decrease in insurance ($15,000).

         For the year ended June 30, 2007, we recorded a gain on the disposition of assets of $659,000. This amount primarily consisted of payments from Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc., of $100,000 and the recognition of approximately $500,000 of deferred royalties during the year in connection with the IMAGENT(R) asset sale transaction (see "Liquidity and Capital Resources" below).

         For the year ended June 30, 2007, we recorded a gain on the change in fair value of derivative liability of $357,000 related to recording derivative liabilities at fair value in connection with the 2006 Amendment of our Senior Notes.

         Investment income decreased to $20,000 for the year ended June 30, 2008, compared to $114,000 for the year ended June 30, 2007. The decrease was primarily a result of a lower cash balance.

         Other income was $188,000 for the year ended June 30, 2008, primarily the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $874,000 for the year ended June 30, 2008, a decrease of 5% compared to $922,000 for the year ended June 30, 2007. The decreased expense for the current year was primarily the result of Senior Note conversions during the year.

         For the year ended June 30, 2008, we recorded a loss on modification of debt of $14,000 and for the year ended June 30, 2007, we recorded a loss on modification of debt of $1.8 million resulting from the issuance of additional notes during both years in connection with the 2007 Amendment.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to June 30, 2008, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

         At June 30, 2008, we had approximately $6,000 in cash compared to $873,000 at June 30, 2007. The decrease resulted primarily from the net cash used in operations of $868,000. At June 30, 2008, we had a working capital deficit of $11.6 million, compared to a working capital deficit of $12.1 million at June 30, 2007. The deficit decrease was principally due to the net decrease in the Senior Note principal amounts of $2.1 million, a net decrease in accounts payable and accrued expenses of $230,000, partially offset with an increase in accrued interest of $874,000, deferred compensation of $138,000 and net cash used in operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of September 26, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.1 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

         Net cash used in operating activities totaled $868,000 for the year ended June 30, 2008, compared to $2.8 million for the year ended June 30, 2007. The decrease in net cash used in operating activities during the year ended June 30, 2008 was primarily due to the suspension of the clinical trial in France in November 2007, the completion of production of clinical trial material in an FDA-approved GMP facility during fiscal year 2007, and a decrease in rent, personnel and other cost-cutting steps.

         There was no cash provided by financing activities for the years ended June 30, 2008 and June 30, 2007.

         On June 18, 2003, we sold all of our assets related to our IMAGENT product to Imcor. During the year ended June 30, 2007, Imcor announced that it adopted a restructuring plan whereby it was evaluating alternatives with respect to efforts to sell or otherwise maximize asset values related to the IMAGENT technology, and was considering the sale or license of its IMAGENT assets, a merger or other material transaction. Since such a transaction may include selling the IMAGENT technology, a license or sale of the patent portfolio underlying the IMAGENT technology, a manufacturing rights agreement, or another form of transaction, Alliance determined that there will be no future IMAGENT earn-out payments and deferred royalties previously recorded will not be paid; therefore, Alliance recognized $500,000 in deferred royalties as a gain on disposition of liabilities during the year ended June 30, 2007.

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

         In April 2006, Alliance entered into the 2006 Amendment of its Senior Notes. Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17 and the interest accrued on each Senior Note was increased from 6% to 10% per annum.

         As a result of the 2006 Amendment of the Senior Notes, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders at its 2006 Annual Meeting approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million. The Company was required to classify all non-employee options and warrants as derivative liabilities and record them at their fair values at each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. Accordingly, Alliance recognized $2.6 million in other income and a derivative liability balance of $841,000 at June 30, 2006 based on the fair value of such instruments. During the 2007 fiscal period ended November 14, 2006, the Company recognized other income of $357,000 and the derivative liability balance of $484,000 at that date was reclassified to additional paid-in capital since the increase in the number of shares approved by the shareholders was sufficient to settle all outstanding convertible instruments, thus there was no derivative liability at June 30, 2007.

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

         Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million. These new notes bear interest at the rate of 10% per annum, matured on June 30, 2008 and are convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion and Alliance provides written notice to the holders of these notes that they are then convertible into common stock.

         The Company also agreed to an increase of 20% to the current royalty/milestone payment participation amounts set forth in the 2006 Amendment. Under the 2006 Amendment, Senior Note holders received 50% of the total amounts of royalties and milestones received by the Company from third parties until 100% of the payment participation amounts have been received. The Senior Note holders who held their Senior Notes through June 30, 2008 will now receive payment sharing until 120% of the payment participation amounts have been received.

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11.1 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of OXYGENT in the PRC.

         We have not yet identified a source of the funds, nor do we know if we will be able to do so. Failure to obtain such financing would likely result in the liquidation of our Company. It is unlikely that our shareholders would receive any of the proceeds from such liquidation.

         We no longer have working capital to fund our operations; therefore, in addition to seeking to complete a Qualified Financing, we are seeking additional collaborative research and development relationships with suitable corporate partners for our products. Because adequate funds have not been available to us in the past, we have already delayed our OXYGENT development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

         At June 30, 2008, the following approximate debt obligations were outstanding:

         (a)       $252,000 owed to various vendors;
         (b) $212,000 in accrued expenses, including $138,000 in deferred compensation;
         (c)       $100,000 in deferred revenue;
         (d) $11.1 million in Senior Notes, including $2.9 million in accrued interest;
         (e) $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments. In September 2008, we entered into a settlement agreement that terminated any future IMAGENT royalty payments to us and, therefore, we determined that there will be no future deferred royalty earn-out payments (see "Subsequent Events" below).

SUBSEQUENT EVENTS

         During September 2008, our Board of Directors determined that it was in the best interests of our shareholders to terminate all on-going obligations under previous agreements between the Company and Imcor (mentioned above in sections "Results of Operations" for fiscal year 2007 and "Liquidity and Capital Resources"); therefore, the Company entered into a settlement agreement with Imcor (the "2008 Imcor Agreement") and, as of the effective date, both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements and $1,000 in legal fees incurred in connection with the Company's negotiation and execution of the 2008 Imcor Agreement. In return, Alliance released Imcor from all liabilities, including future royalty payments, if any. As a result of the 2008 Imcor Agreement, the Company determined that there will be no future IMAGENT earn-out payments and deferred royalties will not be paid; therefore the Company will reclassify the $750,000 in deferred royalty payments to a gain on the disposition of a liability in the first fiscal 2009 quarter ending September 30, 2008.

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

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         As of June 30, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

ITEM 7.  FINANCIAL STATEMENTS

                          ALLIANCE PHARMACEUTICAL CORP.
                          -----------------------------

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                 27

Consolidated Balance Sheet at June 30, 2008                             28

Consolidated Statements of Operations for the Years                     29
         Ended June 30, 2008 and 2007

Consolidated Statements of Stockholders' Deficit for the Years          30
         Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years                     31
         Ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements                              32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Alliance Pharmaceutical Corp. (the "Company") as of June 30, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2008 and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company may lack sufficient working capital to service its debts and to fund its operations through the fiscal year ending June 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                          /S/ KMJ CORBIN & COMPANY LLP

Irvine, California
September 30, 2008


    ALLIANCE PHARMACEUTICAL CORP.
    -----------------------------
    CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                  JUNE 30, 2008
                                                                  -------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                          $       6,000
    Restricted cash                                                      16,000
    Other current assets                                                 39,000
                                                                  -------------
            Total current assets                                         61,000

PROPERTY AND EQUIPMENT - NET                                             87,000
                                                                  -------------
                                                                  $     148,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $     252,000
    Accrued expenses                                                    212,000
    Deferred revenue                                                    100,000
    Senior notes payable and accrued interest                        11,065,000
                                                                  -------------
            Total current liabilities                                11,629,000

OTHER LIABILITIES                                                       750,000
                                                                  -------------

            Total liabilities                                        12,379,000
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock - $0.01 par value; 5,000,000 shares
      authorized;                                                            --
    Common stock - $0.01 par value; 150,000,000 shares
      authorized; 60,216,247 shares issued and outstanding              602,000
    Additional paid-in capital                                      486,760,000
    Accumulated deficit                                            (499,593,000)
                                                                  -------------
            Total stockholders' deficit                             (12,231,000)
                                                                  -------------
                                                                  $     148,000
                                                                  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




    ALLIANCE PHARMACEUTICAL CORP.
    -----------------------------
    CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------


                                                              Years ended June 30,
                                                             2008             2007
                                                         ------------    ------------

REVENUES:
     Royalty, license and research                       $    106,000    $    573,000
                                                         ------------    ------------

OPERATING EXPENSES:
     Research and development                                 363,000       1,940,000
     General and administrative                               844,000       1,169,000
                                                         ------------    ------------
                                                            1,207,000       3,109,000
                                                         ------------    ------------
LOSS FROM OPERATIONS                                       (1,101,000)     (2,536,000)

INVESTMENT INCOME                                              20,000         114,000
OTHER INCOME                                                  188,000              --
LOSS ON MODIFICATION OF DEBT                                  (14,000)     (1,765,000)
INTEREST EXPENSE                                             (874,000)       (922,000)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY                       --         357,000
GAIN ON DISPOSITION OF ASSETS AND LIABILITIES                   1,000         659,000
                                                         ------------    ------------
NET LOSS                                                 $ (1,780,000)   $ (4,093,000)
                                                         ============    ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED             $      (0.03)   $      (0.10)
                                                         ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     56,543,000      40,501,000
                                                         ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




    ALLIANCE PHARMACEUTICAL CORP.
    -----------------------------
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                          CONVERTIBLE
                                        PREFERRED STOCK          COMMON STOCK         ADDITIONAL                          TOTAL
                                       ------------------   ----------------------     PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                        SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL          DEFICIT           DEFICIT
                                       --------   -------   ----------   ---------   -------------   -------------    -------------

BALANCES AT JULY 1, 2006                794,000   $ 8,000   37,476,000   $ 375,000   $ 482,612,000   $(493,720,000)   $ (10,725,000)
     Reclassification of fair value of
         non-employee options and
         warrants                            --        --           --          --         484,000              --          484,000
     Issuance of common stock upon
         conversion of senior notes
         and accrued interest                --        --    9,325,000      93,000       1,493,000              --        1,586,000
     Compensatory stock options              --        --           --          --          52,000              --           52,000
     Net loss                                --        --           --          --              --      (4,093,000)      (4,093,000)
                                       --------   -------   ----------   ---------   -------------   -------------    -------------
BALANCES AT JUNE 30, 2007               794,000     8,000   46,801,000     468,000     484,641,000    (497,813,000)     (12,696,000)
     Issuance of common stock upon
         conversion of preferred stock (794,000)   (8,000)     635,000       6,000           2,000              --               --
     Issuance of common stock upon
         conversion of senior notes
         and accrued interest                --        --   12,780,000     128,000       2,044,000              --        2,172,000
     Reversal of accrued costs
         related to the June 2004
         Private Placement                   --        --           --          --          32,000              --           32,000
     Compensatory stock options              --        --           --          --          41,000              --           41,000
     Net loss                                --        --           --          --              --      (1,780,000)      (1,780,000)
                                       --------   -------   ----------   ---------   -------------   -------------    -------------
BALANCES AT JUNE 30, 2008                    --   $    --   60,216,000   $ 602,000   $ 486,760,000   $(499,593,000)   $ (12,231,000)
                                       ========   =======   ==========   =========   =============   =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




    ALLIANCE PHARMACEUTICAL CORP.
    -----------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------

                                                                               Years Ended June 30,
                                                                               2008            2007
                                                                            -----------    -----------

OPERATING ACTIVITIES:
    Net loss                                                                $(1,780,000)   $(4,093,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                         39,000         35,000
           Loss on modification of debt                                          14,000      1,765,000
           Accrued interest on senior notes                                     874,000        922,000
           Compensatory stock options                                            41,000         52,000
           Change in fair value of derivative liability                              --       (357,000)
           Gain on disposition of assets                                             --       (659,000)
           Changes in operating assets and liabilities:
               Other assets                                                      14,000         (6,000)
               Accounts payable, accrued expenses and other                     (70,000)      (455,000)
                                                                            -----------    -----------
Net cash used in operating activities                                          (868,000)    (2,796,000)
                                                                            -----------    -----------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                              --        (74,000)
    Proceeds from disposition of assets                                           1,000        100,000
                                                                            -----------    -----------
Net cash provided by investing activities                                         1,000         26,000
                                                                            -----------    -----------


DECREASE IN CASH AND CASH EQUIVALENTS                                          (867,000)    (2,770,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                873,000      3,643,000
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     6,000    $   873,000
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock upon conversion of senior notes and interest   $ 2,172,000    $ 1,586,000
                                                                            ===========    ===========
    Reclassification of derivative liability                                $        --    $   484,000
                                                                            ===========    ===========
    Reversal of accrued costs related to the June 2004 Private Placement    $    32,000    $        --
                                                                            ===========    ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                      -31-

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through June 30, 2008 and has negative working capital at that date of approximately $11.6 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Notes 4 and 6, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006. Because the holders of the Senior Notes were willing to renegotiate their terms, the maturity date of the Senior Notes was extended to April 1, 2007; however, the Company did not have the resources to repay the Senior Notes on April 1, 2007. The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner (see Note 4). This amendment was approved by substantially all of the Senior Note holders. The Company is continuing to seek additional financing to fund its continuing operations through June 2011. We have not yet identified a source of the funds, nor do we know if we will be able to do so. Failure to obtain such financing would likely result in the liquidation of our Company. It is unlikely that our shareholders would receive any of the proceeds from such liquidation. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION
---------------------------

         The accompanying consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries
- Molecular Biosystems, Inc. ("MBI") and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC ("PFC Therapeutics"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates made by management include, among others, recoverability of property and equipment and the valuation of deferred tax assets, stock options and derivative liabilities. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At June 30, 2008, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
-------------------------------------

         As a result of the amendment to its Senior Note Amended Purchase Agreement and Registration Rights Agreement in April 2006 (the "2006 Amendment") (see Note 4), the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments until November 14, 2006, when the Company's shareholders, at its 2006 Annual Meeting, approved an amendment of the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125 million to 150 million. The amendment was filed with the Secretary of State of the State of New York on December 15, 2006. Under the provisions of Emerging Issues Task Force Issue No. ("EITF") 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of the 2006 Amendment, the Company was required to classify all non-employee options and warrants as derivative liabilities, with an aggregate fair value totaling $3.5 million as of the 2006 Amendment date, and record them at their fair values at the date of the 2006 Amendment. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company had a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants, which date was November 14, 2006. At the date of the 2006 Amendment, the Company reclassified the fair value of non-employee options and warrants of $3.5 million from additional paid-in capital to derivative liability. On November 14, 2006, the date of the approval of the increase in authorized shares, the Company reclassified the fair value of the derivative liability of $484,000 to additional paid-in capital. During the year ended June 30, 2007, the Company recognized other income of $357,000 related to recording the derivative liability at fair value.

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

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the years ended June 30, 2008 and 2007, the Company incurred research and development expenses of approximately $363,000 and $1.9 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of June 30, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET LOSS PER COMMON SHARE
----------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the years ended June 30, 2008 and 2007, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 65,088,000 and 73,310,000 at June 30, 2008 and 2007, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         At June 30, 2008, the Company has two stock-based employee compensation plans.

         On July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") for periods beginning in the Company's fiscal year 2007. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company's fiscal year 2007. The Company's consolidated financial statements as of and for the years ended June 30, 2007 and 2008 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended June 30, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended June 30, 2008 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the year ended June 30, 2008 was seven years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2007, the Company accounted for forfeitures as they occurred.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended June 30, 2008. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

DESCRIPTION OF PLANS
--------------------

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant up to one year after the date of grant and have a ten-year term. As of June 30, 2008, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,102,110 shares available for future issuance.

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

         The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2008 and 2007, respectively: risk-free interest rate range of 1.83% to 4.05% and 4.78% to 5.05%; dividend yield of 0% for both years; volatility factor of 264% and 131%; and a weighted-average expected term of 7 years for both years. The estimated weighted average fair value at grant date for the options granted during 2008 and 2007 was $0.03 and $0.13 per option, respectively.

         A summary of option activity as of June 30, 2008 and changes during the year then ended is presented below:

                                                                             JUNE 30, 2008
                                                      -------------------------------------------------------------
                                                                                  WEIGHTED-AVERAGE
                                                                              -------------------------
                                                                                             REMAINING
                                                                                            CONTRACTUAL   AGGREGATE
                                                                              EXERCISE         TERM       INTRINSIC
                                                           SHARES               PRICE         (YEARS)       VALUE
                                                      -------------------------------------------------------------
Options outstanding at July 1, 2007                      2,817,000            $  4.20          6.75
Options granted                                              7,500            $  0.03
Options forfeited/expired                                 (120,700)           $ 19.77
Options exercised                                               --
                                                      -------------------------------
Options outstanding at June 30, 2008                     2,703,800            $  3.49          5.84       $      --
                                                      -------------------------------------------------------------
Unvested options expected to vest at June 30, 2008         492,450            $  0.22          6.88       $      --
                                                      -------------------------------------------------------------
Options exercisable at June 30, 2008                     2,201,300            $  4.24          5.61       $      --
                                                      =============================================================


         There were 57,500 options granted with a weighted average grant date fair value of $0.13 per share during the year ended June 30, 2007.

         As of June 30, 2008 and June 30, 2007, there was approximately $15,000 and $56,000, respectively, net of estimated forfeitures, of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the year ended June 30, 2008 related to employee and director options and options issued to consultants was approximately $35,000 and $6,000 respectively, net of estimated forfeitures. The total fair value of shares vested during the year ended June 30, 2007 related to employee and director options and options issued to consultants was approximately $51,000 and $1,000 respectively, net of estimated forfeitures.

         During the year ended June 30, 2008, the Company allocated $35,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $6,000 of the stock-based compensation expense related to consultant stock options to research and development expenses. During the year ended June 30, 2008, the Company allocated $51,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). This interpretation clarifies the application of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material impact on its financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157", which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

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

2.  FINANCIAL STATEMENT DETAILS

PROPERTY AND EQUIPMENT - NET
----------------------------

         Property and equipment consist of the following at June 30, 2008:


           Furniture, fixtures and equipment                     $      274,000
           Less accumulated depreciation and amortization              (187,000)
                                                                 --------------
                                                                 $       87,000
                                                                 ==============

OTHER LIABILITIES
-----------------

         Other liabilities consist of $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments. In September 2008, we entered into a settlement agreement that terminated any future IMAGENT royalty payments to us and, therefore, we determined that there will be no future deferred royalty earn-out payments (see Note 9).

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

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize OXYGENT in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for OXYGENT development in Europe and royalties on commercial sales of OXYGENT in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2008.

         On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement. The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus study. The postoperative ileus endpoints will be incorporated in the Phase 2 clinical study described below. The remaining terms of the LEO Exclusivity Agreement remain in full force and effect.

         On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other corresponding obligations were completed during last fiscal year, thus such amount was recognized as license revenue at June 30, 2007.

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

         Double-Crane is obligated pursuant to its agreement with Alliance to conduct clinical trials in the PRC in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the "ICH") Guidelines, which would allow Alliance to use any data derived from the clinical trials in other countries.

         Double-Crane will have the option to manufacture OXYGENT in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

4.  DEBT OBLIGATIONS

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

         The Senior Notes were due March 24, 2006, and bore interest at 6% per annum. In April 2006, the Company entered into the 2006 Amendment with each of the existing holders of Alliance's Senior Notes. Pursuant to the 2006 Amendment, the maturity date of each outstanding Senior Note was extended from March 24, 2006 to April 1, 2007. The conversion price of each Senior Note was reduced from $0.25 to $0.17, and the interest that accrued on each Senior Note from March 25, 2006 through April 1, 2007 was increased from 6% to 10% per annum. In addition to the amounts due under the Senior Notes, the holders of the Senior Notes were entitled to receive up to an aggregate of $11.4 million in payments based on future royalties from OXYGENT product sales (or under certain conditions from milestone payments) payable at a rate equal to 50% of such payments Alliance actually receives.

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

         On May 15, 2007, Alliance entered into an amendment (the "2007 Amendment") of its Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of the Senior Notes. Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

         (a) The maturity date was extended from April 1, 2007 to the date ninety (90) days after the date of the 2007 Amendment. If the Company received more than $1.5 million but less than $3 million in connection with a Qualified Financing (as defined in the 2007 Amendment) prior to the expiration of the ninety (90) days (which the Company did not receive), the maturity date would have been automatically extended to the date that is one hundred eighty (180) days after the date of the 2007 Amendment; and

         (b) If the Company received at least $3 million in connection with a Qualified Financing prior to the extended maturity date, the maturity date would automatically become June 30, 2008.

         The holders of the Senior Notes also agreed to subordinate their rights to any debt that is issued in a Qualified Financing. Further, any financing that qualified as a Qualified Financing would not require additional approval from the Senior Note holders.

         Alliance also agreed to issue to each current holder of a Senior Note an additional note with principal amount equal to 20% of the outstanding principal amount of such Senior Note on the date of the 2007 Amendment, which resulted in Alliance issuing new promissory notes in the aggregate principal amount of approximately $1.8 million, which was recorded as a loss on modification of debt and was expensed in the consolidated statement of operations during the year ended June 30, 2007. These new notes bear interest at the rate of 10% per annum, matured on June 30, 2008 and are convertible into common stock of Alliance on the same terms as the Senior Notes at such time as Alliance has a sufficient number of authorized and unreserved shares of common stock to accommodate such conversion.

         The Company further agreed to an increase of 20% to the current royalty/milestone payment participation amounts set forth in the 2006 Amendment. Under the 2006 Amendment, Senior Note holders receive 50% of the total amounts of royalties and milestones received by the Company from third parties until 100% of the payment participation amounts have been received. The Senior Note holders who held their Senior Notes through June 30, 2008 will now receive payment sharing until 120% of the payment participation amounts have been received.

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11.1 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of OXYGENT in the PRC.

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of September 26, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.1 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

         During the fiscal year ended June 30, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share. At June 30, 2008, the principal and accrued interest balances approximate $8.2 million and $2.9 million, respectively.

5.  PREFERRED STOCK

         In May 2000, Alliance entered into a joint venture with Baxter and sold them 793,750 shares of its Series F Preferred Stock. The Series F Preferred Stock had no annual dividend and was not entitled to any voting rights except as otherwise required by law.

         In March 2004, Alliance terminated its license agreement with PFC Therapeutics and therefore, per the terms of the joint venture with Baxter, the conversion price of the Series F Preferred Stock to common stock was fixed at $50 per common share. Based on this conversion price, the outstanding shares of Series F Preferred Stock were automatically converted into 635,000 shares of common stock on such date. The certificates representing these shares of common stock otherwise required by law.

         Based on the Company's analysis, the reclassification from preferred to common stock did not have a material effect on its consolidated financial statements. Because the Series F Preferred Stock certificates now represent only the right to receive 635,000 shares of common stock, such shares have been included as common stock in the accompanying consolidated balance sheet at June 30, 2008.


6.  STOCKHOLDERS' DEFICIT

JUNE 2004 PRIVATE PLACEMENT
---------------------------

         On July 2, 2004, Nycomed notified the Company that it was unilaterally terminating the Nycomed Agreement effective August 16, 2004. Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement. After considering all of the facts and circumstances relevant to the dispute, the Company's Board of Directors determined that it was in the Company's and the Company's stockholders' best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement, which resulted in the return of 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million and the issuance of Senior Notes (see Note 4) in the same amount.

         Also in connection with the June 2004 Private Placement, it was determined in June 2008 that the accrued placement fees were overstated by $32,000, which amount was reclassified from additional paid in capital in the accompanying statements of stockholders' deficit at June 30, 2008.

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

         The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2008:

                                 Weighted    Average                    Weighted
                                 Average    Remaining                   Average
    Range of        Number       Exercise  Contractual     Number       Exercise
Exercise Prices   outstanding     Price       Life      Exercisable      Price
--------------------------------------------------------------------------------
     $0.03              7,500    $0.03        9.92           7,500       $0.03
     $0.11            392,500    $0.11        7.31         227,500       $0.11
 $0.13 - $0.25        146,000    $0.16        6.47         121,000       $0.16
     $0.29          1,350,000    $0.29        6.54       1,037,500       $0.29
 $0.41 - $0.44        312,500    $0.41        5.97         312,500       $0.41
 $3.10 - $4.90        226,000    $3.15        3.35         226,000       $3.15
 $13.75 - $24.37      164,800    $17.50       1.60         164,800      $17.50
 $33.44 - $64.38      104,500    $50.29       1.89         104,500      $50.29

                  -----------                           ----------
                    2,703,800    $3.49        5.84       2,201,300       $4.24
                  ===========                           ==========

         At June 30, 2007, 2,232,000 options were exercisable at a weighted average exercise price of $5.24 per share.

WARRANTS
--------

         At June 30, 2008, the Company had warrants outstanding to purchase 2,231,893 shares of common stock at prices ranging from $0.17 to $0.50 per share. The warrants expire on June 8, 2009. During the years ended June 30, 2008 and 2007, the Company did not grant any warrants and no warrants were exercised. During the year ended June 30, 2008, 2 million warrants with an exercise price of $0.50 expired.

         The following table summarizes common shares reserved for issuance at June 30, 2008 on exercise or conversion of:

         Senior Notes and accrued interest                            65,086,940
         Common stock options (1)                                      6,805,910
         Common stock warrants                                         2,231,893
                                                                      ----------
         Total common shares reserved for issuance                    74,124,743
                                                                      ==========
         (1) Includes 4,102,110 options available to be issued.


7.  INCOME TAXES

         No provision for income taxes was recorded for the years ended June 30, 2008 and 2007 due to the significant net operating loss carryforwards.

         The significant components of the Company's deferred tax assets as of June 30, 2008 are shown below. A valuation allowance of $184 million, of which $0.6 million is related to the year ended June 30, 2008, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

         Deferred tax assets consist of the following:

         Net operating loss carryforwards                         $ 157,137,000
         Research and development credits                            26,405,000
         Capitalized research expense                                   396,000
         Other - net                                                   (135,000)
                                                                  -------------
         Total deferred tax assets                                $ 183,803,000
         Valuation allowance for deferred tax assets               (183,803,000)
                                                                  -------------
         Net deferred tax assets                                  $          --
                                                                  =============

         At June 30, 2008, the Company had federal and various state net operating loss carryforwards of approximately $441 million and $49 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards. Approximately $38 million in federal tax loss carryforwards expired in the 2008 fiscal year. Additional carryforwards will continue to expire in the 2009 fiscal year unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of $16 million and $10 million, respectively. Approximately $3 million in federal research and development tax credit carryforwards expired in the 2008 fiscal year. Additional carryforwards will continue to expire in the 2009 fiscal year unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50%; therefore, a significant portion will expire prior to being fully utilized.

8.  COMMITMENTS AND CONTINGENCIES

LEASES
------

         The Company leases the facilities in which it operates under certain operating leases. Payments for the office facilities approximate $4,000 per month and expire September 30, 2008. The Company has extended the lease on a month to month basis.

         Rental expense for operating leases approximated $55,000 and $108,000 for the years ended June 30, 2008 and 2007, respectively. Estimated rental obligations under a new month-by-month lease would be $12,000 for fiscal 2009.

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

9.  SUBSEQUENT EVENTS

         During September 2008, our Board of Directors determined that it was in the best interests of our shareholders to terminate all on-going obligations under previous agreements between the Company and Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc. (mentioned in sections "Results of Operations" for fiscal year 2007 and "Liquidity and Capital Resources") and, as of the effective date, both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements and $1,000 in legal fees incurred in connection with the Company's negotiation and execution of the 2008 Imcor Agreement. In return, Alliance released Imcor from all liabilities, including future royalty payments, if any. As a result of the 2008 Imcor Agreement, the Company determined that there will be no future earn-out payments and deferred royalties will not be paid; therefore the Company will reclassify $750,000 in deferred royalty payments to a gain on the disposition of a liability in the first fiscal 2009 quarter ending September 30, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls", such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.

         Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework." These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal controls over financial reporting.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no significant changes made in our internal control over financial reporting during the year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect this internal control system. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

         The following are the directors of the Company:

Name                             Position                                 Age
----                             --------                                 ---
Duane J. Roth                    Chairman and Chief Executive Officer     58
Pedro Cuatrecasas, M.D.          Director                                 72
Carroll O. Johnson               Director                                 75
Stephen M. McGrath               Director                                 73
Jean G. Riess, Ph.D.             Director                                 72
Theodore D. Roth                 Director                                 57

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

         PEDRO CUATRECASAS, M.D. Dr. Cuatrecasas was elected as a director of the Company in August 1996. He has over 35 years of experience in the pharmaceutical industry. Dr. Cuatrecasas retired from the positions of Vice President of Warner-Lambert Company and President, Parke-Davis Pharmaceutical Research on December 31, 1996, positions he had held since 1989. During the previous four years, he had been Senior Vice President of Research and Development and Director of Glaxo, Inc. For the prior ten years, he was Vice President of Research, Development and Medical and Director of Burroughs Wellcome Company. Dr. Cuatrecasas is a member of the National Academy of Sciences and the Institute of Medicine. He is currently an independent consultant in pharmaceutical research, an Adjunct Professor in Medicine and Pharmacology at the University of California in San Diego. He received his M.D. from Washington University School of Medicine. Dr. Cuatrecasas qualifies as an "independent" director within the meaning of Rule 4200(a)(15) of the NASD Listing Standards.

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

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         During the fiscal year ended June 30, 2008, there were five meetings of the Board of Directors. In addition, during the fiscal year ended June 30, 2008, each Board member attended 75% or more of the aggregate meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

         Shareholders may communicate with members of the Company's Board by mail addressed to the full Board, a specific member of the Board or to a particular committee of the Board at 7590 Fay Avenue, Suite 402, La Jolla, CA 92037.

         The Board has also established an Executive Committee, a Compensation Committee, an Audit Committee and a Nominating Committee.

         EXECUTIVE COMMITTEE

         The Executive Committee was established to act when the full Board of Directors is unavailable. The Executive Committee held no meetings during fiscal year 2008. It has all the authority of the Board between meetings of the entire Board as to matters, which have not been specifically delegated to other committees of the Board, except the authority that by law cannot be delegated by the Board of Directors. The members of the Executive Committee are Dr. Cuatrecasas and Mr. D. Roth.

         COMPENSATION COMMITTEE

         The Compensation Committee advises and makes recommendations to the Board of Directors regarding matters relating to the compensation of directors, officers and senior management. The Compensation Committee held no meetings during fiscal year 2008. The members of the Compensation Committee are Dr. Cuatrecasas and Messrs. Johnson and McGrath. The Compensation Committee has not adopted a written charter.

         AUDIT COMMITTEE

         The Audit Committee advises and makes recommendations to the Board concerning our internal controls, our independent auditors and other matters relating to our financial activities and reporting. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee held one meeting during fiscal year 2008. The Audit Committee is composed of Messrs. Johnson and McGrath. Our audit committee financial expert is Mr. McGrath. All members of the Audit Committee are independent (as that term is used in Item 7(d)(3) of Schedule 14A under the Exchange Act, as amended, and as defined in Rule 4200(a)(15) of the NASD Listing Standards). The Audit Committee has adopted a written Audit Committee Charter, which requires that the Company's Audit Committee be comprised of three (3) members. Therefore, the Company is actively searching for an alternative independent director who is willing to serve on this committee.

         NOMINATING COMMITTEE

         The Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Company's Board of Directors and committees thereof. The Nominating Committee held no meetings during fiscal year 2008. The Nominating Committee is composed of Dr. Riess and Mr. Johnson. All members of the Nominating Committee are independent of management (as that term is defined in Rule 4200(a)(15) of the NASD Listing Standards). The Nominating Committee has not adopted a written Nominating Committee Charter.

         When considering a potential candidate for membership on the Company's Board of Directors, the Nominating Committee considers relevant business and industry experience and demonstrated character and judgment. There are no differences in the manner in which the Nominating Committee evaluates a candidate that is recommended for nomination for membership on the Company's Board of Directors by a Shareholder. The Nominating Committee has not received any recommendations from any of the Company's Shareholders in connection with the 2008 Annual Meeting.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The following are the executive officers of the Company:

         DUANE J. ROTH. Mr. Roth has been our Chief Executive Officer since 1985 (see above).

         B. JACK DEFRANCO. Mr. DeFranco, who is 63, has served as our President and Chief Operating Officer since October 2005. From June 2003 to October 2005, Mr. DeFranco was the Senior Vice President and Chief Operating Officer of Imcor Pharmaceutical Co. For the ten years prior to that, Mr. DeFranco was Vice President of Business Development and Marketing with Alliance. Previously, Mr. DeFranco held various management positions in business development, marketing and sales with Smith & Nephew and Johnson and Johnson. In his career he has launched over 20 medical products, many of which were related to blood transfusion safety. Mr. DeFranco holds a BS in Biology from Stephen F. Austin University and an MBA and a Masters in Finance from Fairleigh Dickenson University.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5s were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the 2008 fiscal year were met in a timely manner by its directors, executive officers and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set forth below is information regarding compensation earned by, paid or awarded to the following executive officers during the fiscal year ended June 30, 2008: (i) Duane J. Roth, our Chief Executive Officer ("CEO"); and (ii) B. Jack DeFranco, our President, Chief Operating Officer and Chief Financial Officer ("CFO"). The identification of such named executive officers is determined based on the individual's total compensation for the fiscal year ended June 30, 2008, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals. We refer to these executives collectively as the "Named Executive Officers."

         The following table sets forth for our Named Executive Officers: (i) the dollar value of base salary earned during the fiscal year ended June 30, 2008; and (ii) the dollar value of total compensation for the fiscal year. No compensation in the form of bonuses, stock awards, option awards, non-equity incentive plan awards or other non-salary compensation was paid or granted to the Named Executive Officers during the 2008 fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                  SALARY      TOTAL
NAME AND PRINCIPAL POSITION            YEAR        ($)      ($)(a)(b)
---------------------------------   ----------   --------   ---------

Duane J. Roth                         2008       $120,000   $ 60,000
   Chief Executive Officer

B. Jack DeFranco                      2008       $235,000   $157,000
   President and Chief Operating
   Officer

(a) The Board of Directors has determined that, as in fiscal year 2005, 2006 and 2007, there will be no executive bonuses for fiscal year 2008.

(b) Difference between salary and total has been deferred until the completion of the Qualified Financing.

EMPLOYMENT AGREEMENTS

         None.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at June 30, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

                                              OPTION AWARDS
                 -----------------------------------------------------------------
                                 NUMBER OF     EQUITY INCENTIVE
                  NUMBER OF     SECURITIES      PLAN AWARDS:
                 SECURITIES     UNDERLYING       NUMBER OF
                 UNDERLYING     UNEXERCISED     SECURITIES
                 UNEXERCISED     OPTIONS        UNDERLYING      OPTION
                   OPTIONS          (#)         UNEXERCISED    EXERCISE    OPTION
                     (#)       UNEXERCISABLE  UNEARNED OPTIONS  PRICE    EXPIRATION
      NAME       EXERCISABLE        (a)             (#)          ($)        DATE
---------------- ------------ --------------- ---------------- --------- ----------
Duane Roth           30,000          -               -         $24.375   11/11/08
                     16,800          -               -         $13.750   08/11/09
                     22,000          -               -         $38.750   12/28/09
                     22,000          -               -         $64.375   11/08/10
                     22,000          -               -         $13.750   02/21/11
                     85,000          -               -         $ 3.100   11/06/11
                    180,000          -               -         $ 0.410   06/22/14
                    500,000       500,000         500,000      $ 0.290   01/12/15

B. Jack DeFranco     50,000       150,000         150,000      $ 0.110   10/13/15

(a) Upon grant, the Board of Directors determined milestones upon which portions of these options vest.

                              DIRECTOR COMPENSATION

         The following table provides information concerning all compensation paid to our directors during the fiscal year ended June 30, 2008.

                                              OPTION
                                              AWARDS          TOTAL
                    NAME                        ($)            ($)
           ------------------------           ------          -----
           Pedro Cuatrecasas, MD (1)            $45            $45
           Carroll O. Johnson (2)               $45            $45
           Stephen M. McGrath (3)               $45            $45
           Jean G. Riess, Ph.D.                 $45            $45
           (4)
           Theodore D. Roth (5)                 $45            $45

(1)      Dr. Cuatrecasas holds options to buy 132,000 shares.
(2)      Mr. Johnson holds options to buy 129,000 shares.
(3) Mr. McGrath holds options to buy 135,000 shares and warrants to purchase 339,536 shares.
(4)      Professor Riess holds options to buy 145,000 shares.
(5)      Mr. T. Roth holds options to buy 266,900 shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 1, 2008 by:
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Named Executive Officers; and (iv) all of the Company's directors and the executive officers as a group:


                                                  AMOUNT AND NATURE OF BENEFICIAL    PERCENTAGE OF CLASS
           NAME AND ADDRESS (1)                          OWNERSHIP (2) (3)            BENEFICIALLY OWNED
----------------------------------------------    -------------------------------    ---------------------

EXECUTIVE OFFICERS AND DIRECTORS:
  Duane J. Roth                                            1,214,542 (4)                    1.98%
  Pedro Cuatrecasas, M.D.                                    134,100 (5)                      *
  Carroll O. Johnson                                         121,500 (6)                      *
  Stephen M. McGrath                                       1,074,337 (7)                    1.77%
  Jean G. Riess, Ph.D.                                       148,447 (8)                      *
  Theodore D. Roth                                           259,300 (9)                      *
  B. Jack DeFranco                                            50,000 (10)                     *
  All directors and executive officers as                  3,002,226                        4.81%
   a group (7 persons)
5% SHAREHOLDERS:
  MicroCapital Fund LP                                     3,223,845 (11)                   5.08%
  MicroCapital Fund Ltd.                                   3,556,962 (12)                   5.58%
  Biomedical Value Fund, L.P.                              6,683,600 (13)                   9.99%
  Biomedical Offshore Value Fund, Ltd.                     6,683,600 (14)                   9.99%
  MedCap Partners, L.P.                                    6,683,600 (15)                   9.99%
  Special Situations Private Equity Fund, L.P.             6,683,600 (16)                   9.99%
  Technology Gateway Partnership, L.P.                     4,514,504 (17)                   6.97%
  Jan Dekker                                               3,634,176 (18)                   5.69%
  Osiris Investment Partners LP                            3,602,575 (19)                   5.65%

         *   Indicates ownership of less
             than 1% of outstanding shares.

------------
(1) The address of each of the executive officers, directors and nominees for director is c/o Alliance Pharmaceutical Corp., 7590 Fay Avenue, Suite 402, La Jolla, California 92037.

(2) Each person listed or included in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3) Shares subject to options and warrants currently exercisable or exercisable within 60 days after September 1, 2008 are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding.

(4) Consists of (i) 86,742 shares owned by Mr. D. Roth, (ii) 115,800 shares subject to options granted by the Company under its 1991 Stock Option Plan (the "1991 Plan"), (iii) 262,000 shares subject to options granted by the Company under its 2000 Stock Option Plan (the "2000 Plan"), and
         (iv) 750,000 shares subject to options granted by the Company under its 2001 Stock Option Plan (the "2001 Plan").

(5) Consists of (i) 14,600 shares owned by Dr. Cuatrecasas, (ii) 13,000 shares subject to options granted by the Company under the 1991 Plan,
         (iii) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(6) Consists of (i) 5,000 shares owned by Mr. Johnson, (ii) 10,000 shares subject to options granted by the Company under the 1991 Plan, (iii) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(7) Consists of (i) 612,301 shares owned by Mr. McGrath, (ii) 339,536 shares subject to warrants, (iii) 16,000 shares subject to options granted by the Company under the 1991 Plan, (iv) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (v) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(8) Consists of (i) 15,947 shares owned by Dr. Riess, (ii) 27,500 shares subject to options granted by the Company under the 1991 Plan, (iii) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(9) Consists of (i) 4,900 shares owned by Mr. T. Roth (ii) 159,400 shares subject to options granted by the Company under the 1991 Plan, (iii) 32,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(10) Consists of 50,000 shares subject to options granted by the Company under the 2001 Plan.

(11) Consists of 3,223,845 shares of common stock issuable upon conversion of a note.

(12) Consists of 3,556,962 shares of common stock issuable upon conversion of a note.

(13) Consists of 6,683,600 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 10,834,811.

(14) Consists of 6,683,600 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 7,223,207.

(15) Consists of 6,683,600 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 10,427,907.

(16) Consists of 6,683,600 shares of common stock issuable upon conversion of a note. The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock. This restriction may be waived by the Shareholder at its election upon 61 days' prior notice to us and in certain other circumstances. If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 9,006,436.

(17) Consists of 4,514,504 shares of common stock issuable upon conversion of a note.

(18) Consists of 3,634,176 shares of common stock issuable upon conversion of a note.

(19) Consists of 3,602,575 shares of common stock issuable upon conversion of a note.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

         Roth Capital Partners, LLC ("Roth Capital") has provided financial advisory services to the Company from time to time. During fiscal years 2007 and 2008, there were no related transactions. Byron Roth, Chairman and majority owner of Roth Capital, is the brother of Duane J. Roth. Theodore D. Roth is the brother of Duane J. Roth and is employed by Roth Capital.

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

    4.2 Form of Warrant issued on June 8, 2004, to certain investors and Roth Capital Partners, LLC, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30
              2004).

    4.3 Warrant issued to SDS Merchant Fund L.P. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

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

    32.2 Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *


--------------
* Filed Herewith.
# Indicates management contract or compensatory plan or arrangement.
(1) Portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         KMJ Corbin & Company LLP ("KMJ") served as independent registered public accounting firm for the Company for the fiscal years ended June 30, 2008 and 2007. The following table sets forth the aggregate fees billed or expected to be billed by KMJ for services performed during the fiscal years ended June 30, 2008 and 2007, respectively:

TYPE OF SERVICE          FEES BILLED BY KMJ FOR YEAR ENDED      FEES BILLED BY KMJ FOR YEAR ENDED
---------------                    JUNE 30, 2008                          JUNE 30, 2007
                                   -------------                          -------------

Audit Fees (1)                       $ 65,450                               $ 67,450
Audit-Related Fees                         --                                     --
Tax Fees (2)                           13,500                                 31,463
All Other Fees (3)                         --                                  6,500
                                     --------                               --------
Total                                $ 78,950                               $105,413
                                     ========                               ========

(1) Composed of the audits of our annual financial statements and reviews of our quarterly financial statements, as well as attest services, comfort letters and consents to SEC filings.

(2) Composed of services for tax compliance, which includes services related to the preparation tax returns for the years ended June 30, 2004, 2005 and 2006.

(3) Composed of fees related to the audit of the Company's 401(k) Plan for the year ended December 31, 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, KMJ. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.

         The Audit Committee believes that all services rendered to the Company by KMJ were compatible with maintaining KMJ's independence.

         The Company has not retained KMJ to perform services in connection with
(a) operating or supervising the operation of the Company's financial information system or managing the Company's local area network, or (b) designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company's financial statements taken as a whole.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALLIANCE PHARMACEUTICAL CORP.
                                           (Registrant)

Date:    October 2, 2008                   By: /s/  Duane J. Roth
                                               -----------------------
                                                    Duane J. Roth
                                                    Chairman and Chief Executive
                                                    Officer


                                           By: /s/  B. Jack DeFranco
                                               -----------------------
                                                    B. Jack DeFranco
                                                    President, Chief Operating &
                                                    Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Duane J. Roth                  Chairman, Chief Executive Officer
-----------------------------------------        (PRINCIPAL EXECUTIVE OFFICER)
Duane J. Roth

         /s/ B. Jack DeFranco                Chief Operating Officer
-----------------------------------------        (PRINCIPAL FINANCIAL OFFICER)
B. Jack DeFranco

         /s/ Theodore D. Roth                Director
-----------------------------------------
Theodore D. Roth

         /s/ Pedro Cuatrecasas, M.D.         Director
-----------------------------------------
Pedro Cuatrecasas, M.D.

         /s/ Carroll O. Johnson              Director
-----------------------------------------
Carroll O. Johnson

         /s/ Stephen M. McGrath              Director
-----------------------------------------
Stephen M. McGrath

         /s/ Jean G. Riess, Ph.D.            Director
-----------------------------------------
Jean G. Riess, Ph.D.


Date:    October 2, 2008