Form 10-Q
period 2008-09-30
ALLIANCE PHARMACEUTICAL CORP.
filed 2008-11-14
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

                                   (MARK ONE)


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-12950
                                   ----------

                          ALLIANCE PHARMACEUTICAL CORP.
                       (Name of Registrant in Its Charter)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated file" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer   |_|            Accelerated filer |_|
Non-accelerated filer     |_|            Smaller reporting company |X|
(Do not check if a smaller
 reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 63,216,247 shares issued and outstanding at November 12, 2008.

ALLIANCE PHARMACEUTICAL CORP.

INDEX


                                                                                                      PAGE NO.


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited)
              and June 30, 2008                                                                           3

              Condensed Consolidated Statements of Operations (unaudited)                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited)                                 5

              Notes to Unaudited Condensed Consolidated Financial Statements                              6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      14


Item 4T.      Controls and Procedures                                                                    17


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          18

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                18

Item 3.       Defaults Upon Senior Securities                                                            18

Item 4.       Submission of Matters to a Vote of Security Holders                                        18

Item 5        Other Information                                                                          18

Item 6.       Exhibits                                                                                   18

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------


                                                                     SEPTEMBER 30, 2008    JUNE 30, 2008
                                                                        -------------      -------------
ASSETS                                                                   (UNAUDITED)         (AUDITED)

CURRENT ASSETS:
     Cash                                                               $      19,000      $       6,000
     Restricted cash                                                               --             16,000
     Other current assets                                                      23,000             39,000
                                                                        -------------      -------------
             Total current assets                                              42,000             61,000

PROPERTY AND EQUIPMENT - NET                                                   59,000             87,000
                                                                        -------------      -------------
                                                                        $     101,000      $     148,000
                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                   $     272,000      $     252,000
     Accrued expenses                                                         285,000            212,000
     Deferred revenue                                                         100,000            100,000
     Senior notes payable and accrued interest                             11,270,000         11,065,000
                                                                        -------------      -------------
             Total current liabilities                                     11,927,000         11,629,000

OTHER LIABILITIES                                                             750,000            750,000
                                                                        -------------      -------------
             Total liabilities                                             12,677,000         12,379,000
                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock - $0.01 par value; 150,000,000 shares authorized;
        60,216,247 shares issued and outstanding                              602,000            602,000
     Additional paid-in capital                                           486,767,000        486,760,000
     Accumulated deficit                                                 (499,945,000)      (499,593,000)
                                                                        -------------      -------------
             Total stockholders' deficit                                  (12,576,000)       (12,231,000)
                                                                        -------------      -------------
                                                                        $     101,000      $     148,000
                                                                        =============      =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------


                                                           Three Months Ended September 30,
                                                               2008              2007
                                                           ------------      ------------
                                                                     (UNAUDITED)
REVENUES:
     Royalty, license and research                         $         --      $     57,000
                                                           ------------      ------------

OPERATING EXPENSES:
     Research and development                                   (10,000)          169,000
     General and administrative                                 191,000           297,000
                                                           ------------      ------------
                                                                181,000           466,000
                                                           ------------      ------------
LOSS FROM OPERATIONS                                           (181,000)         (409,000)

INVESTMENT INCOME                                                    --            10,000
OTHER INCOME                                                     25,000           163,000
LOSS ON MODIFICATION OF DEBT                                         --           (14,000)
INTEREST EXPENSE                                               (205,000)         (243,000)
LOSS ON DISPOSAL OF EQUIPMENT                                   (17,000)               --
GAIN ON SALE OF ASSET                                            25,000                --
                                                           ------------      ------------
NET LOSS                                                   $   (353,000)     $   (493,000)
                                                           ============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED               $      (0.01)     $      (0.01)
                                                           ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED       60,216,000        49,257,000
                                                           ============      ============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------

                                                            Three Months Ended September 30,
                                                                  2008              2007
                                                               -----------      -----------
                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss                                                    $  (353,000)     $  (493,000)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                             10,000           10,000
          Loss on modification of debt                                  --           14,000
          Accrued interest on senior notes                         205,000          243,000
          Stock-based compensation                                   7,000           12,000
          Loss on disposal of equipment                             17,000               --
          Changes in operating assets and liabilities:
              Other assets                                          32,000          (24,000)
              Accounts receivable                                       --         (106,000)
              Accounts payable, accrued expenses and other          95,000         (180,000)
                                                               -----------      -----------
Net cash provided by (used in) operating activities                 13,000         (524,000)
                                                               -----------      -----------



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    13,000         (524,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,000          873,000
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    19,000      $   349,000
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of senior
     notes and interest                                        $        --      $ 1,168,000
                                                               ===========      ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 2008

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

LIQUIDITY AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through September 30, 2008 and has negative working capital at that date of approximately $11.9 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 3, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on April 1, 2007. The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner. This amendment was approved by substantially all of the Senior Note holders. The Company is now in default under the Senior Notes. The Company is continuing to seek additional financing to fund its continuing operations through June 2011. We have not yet identified a source of the funds and it is uncertain if we will be able to do so. Failure to obtain such financing would likely result in the liquidation of our Company. It is unlikely that our shareholders would receive any of the proceeds from such liquidation. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2008, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2008.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates made by management include, among others, recoverability of property and equipment, and the valuation of deferred tax assets and stock options. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At September 30, 2008, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

         RAW MATERIAL REVENUES

         The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $25,000 and $163,000 were recorded during the three months ended September 30, 2008 and September 30, 2007, respectively, in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the three-month periods ended September 30, 2008 and 2007, the Company incurred research and development expenses of approximately $8,000 and $169,000, respectively. The amount of $(10,000) in research and development expenses in the accompanying condensed consolidated statements of operations is primarily a result of a refund of $18,000 in clinical trial insurance less patent and storage expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of certain of the Company's financial instruments as of September 30, 2008 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2008 and 2007, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 66,295,000 and 67,915,000 at September 30, 2008 and 2007, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         At September 30, 2008, the Company has two stock-based employee compensation plans.

         Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)") requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three months ended September 30, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2008 was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three months ended September 30, 2008 was seven years.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended September 30, 2008.

DESCRIPTION OF PLANS

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of September 30, 2008, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,102,110 shares available for future issuance.

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

         A summary of option activity as of September 30, 2008 and changes during the three months then ended is presented below:

                                                                                     SEPTEMBER 30, 2008
                                                             -------------------------------------------------------------
                                                                                    WEIGHTED-AVERAGE
                                                                              -------------------------------
                                                                SHARES        EXERCISE             REMAINING
                                                                               PRICE               CONTRACUAL    AGGREGATE
                                                                                                     TERM        INTRINSIC
                                                                                                    (YEARS)        VALUE
                                                             -------------------------------------------------------------
Options outstanding at July 1, 2008                             2,703,800        $ 3.49              5.84
Options granted                                                        --
Options forfeited/expired                                              --
Options exercised                                                      --
                                                             ---------------------------
Options outstanding at September 30, 2008                       2,703,800        $ 3.49              5.59             $ --
                                                             -------------------------------------------------------------
Unvested options expected to vest at September 30, 2008           492,450        $ 0.22              6.63             $ --
                                                             -------------------------------------------------------------
Options exercisable at September 30, 2008                       2,201,300        $ 4.24              5.35             $ --
                                                             =============================================================


         There were no options granted or exercised during the three months ended September 30, 2008 and 2007. Upon the exercise of options, the Company issues new shares from its authorized shares.

         As of September 30, 2008, there was approximately $33,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the three months ended September 30, 2008 related to employee and director options and options issued to consultants was approximately $6,000 and $1,000 respectively, net of estimated forfeitures.

         The Company allocated $6,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157", which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material effect on the Company's results of operations and financial position. The Company is in the process of evaluating the impact of adoption of SFAS No. 157 for non-financial assets and liabilities, but does not anticipate that the adoption will have a material impact on its condensed consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on July 1, 2008. The adoption did not have a material effect on the Company's results of operations and financial position.

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

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11.3 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of OXYGENT in the PRC.

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of September 30, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.3 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

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

4.  EQUITY

REVERSE STOCK SPLIT

         On April 3, 2008, the Board adopted, and our shareholders approved at the 2007 Annual Meeting on May 30, 2008, an amendment to our Certificate of Incorporation, as amended (the "Certificate Amendment"), to effect a reverse stock split (the "Reverse Stock Split"). The Company did not reduce the authorized number of shares of common stock so that it will continue to have an adequate number of shares available for future issuance, as discussed below. The Certificate of Amendment will, subject to the discretion of the Board, be filed with the Secretary of State of the State of New York as promptly as practicable. The amendment and the proposed Reverse Stock Split will become effective as of the date of such filing (the "Effective Date").

GENERAL

         The Company is presently authorized to issue 150,000,000 shares of common stock, of which 60,216,247 shares are outstanding, no shares are held in treasury and 75,332,585 shares are reserved for issuance at September 30, 2008. Upon the effectiveness of the Reverse Stock Split, the Company will have 150,000,000 shares of common stock authorized, of which, as of the Effective Date, approximately 6,021,625 shares will be outstanding, and 7,533,259 shares will be reserved for issuance.

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

         To induce the holders of the Senior Notes to convert their Senior Notes into common stock of the Company, the Company agreed to modify the existing royalty and milestone sharing arrangements with the holders of the Senior Notes as follows:

         o The holders of the Senior Notes will be given the pro rata right to receive 100% of all royalties received by the Company from the sale of OXYGENT products up to the maximum total payment sharing amount of $11.4 million (currently, under our agreement with the holders of the Senior Notes, the holders of the Senior Notes have the right to only receive 50% of such royalties up to the maximum payment amount); and

         o The holders of the Senior Notes will also be given the pro rata right to receive: (i) 100% of the milestone payment to be paid to the Company by Double-Crane upon sFDA approval of OXYGENT in the PRC (currently, under the Note Purchase Agreement, the holders of the Senior Notes have the contractual right to only receive 50% of such milestone payment), and (ii) 50% of any other milestone payment received from a third party based on the development of an OXYGENT product, in each case subject to the total maximum amount of payments of $11.4 million.

         At September 30, 2008, prior to the Reverse Stock Split taking effect, the Senior Notes and accrued interest were convertible into 66,294,782 shares of common stock at $0.17 per share.

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

PRINCIPAL EFFECTS OF THE REVERSE STOCK SPLIT

         Based upon the 60,216,247 shares of common stock outstanding on September 30, 2008, the proposed Reverse Stock Split would decrease the outstanding shares of Common Stock by 90%, and thereafter 6,021,625 shares of common stock would be outstanding. The proposed Reverse Stock Split will not affect any common shareholder's proportionate equity interest in the Company, subject to the provisions relating to the elimination of fractional shares as described below.

         At September 30, 2008, there were outstanding options to purchase an aggregate of 2,703,800 shares of common stock under the Company's stock option plans (the "Plans") and an aggregate of 4,102,110 shares were available for grant under two of the Plans. The Company has reserved 6,805,910 shares for issuance upon the exercise of the granted options and upon exercise of options that may be granted in the future. The Plans provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of outstanding options, the number of shares available for grant and the number of shares reserved for issuance will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise prices of the granted options would become ten times the present exercise prices.

         At September 30, 2008, there were outstanding warrants to purchase an aggregate of 2,231,893 shares of common stock and 2,231,893 shares of common stock reserved for issuance at such date for the warrants. The provisions of the relevant instrument pursuant to which the warrants were issued provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of the warrants will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise price would become ten times the present exercise price. Accordingly, 223,189 shares of common stock will be reserved for issuance on the Effective Date for the warrants.

         At September 30, 2008, the Company, in addition to options and warrants, had outstanding $8.2 million principal amount of the Senior Notes and accrued interest of $3.1 million on said notes. The Senior Notes and accrued interest are convertible at any time, at the respective holders' option, into shares of common stock at $0.17 per share, subject to adjustment in the case of a reverse stock split. In accordance with the provisions of the relevant instruments pursuant to which the Senior Notes were issued, the number of shares of common stock into which they may be converted is 66,294,782, which amount will be reduced to 6,629,479 shares of common stock as a result of the Reverse Stock Split.

         The foregoing may be summarized as follows:


                                                                                   IF REVERSE STOCK SPLIT
NUMBER OF SHARES OF COMMON STOCK                  AS OF SEPTEMBER 30, 2008         IS EFFECTED *
--------------------------------                  ------------------------         -------------
Authorized                                        150,000,000                      150,000,000
Issued and Outstanding**                          60,216,247                       6,021,625
Reserved for Issuance***                          75,332,585                       7,533,259
Available for Future Issuance                     14,451,168                       136,445,116
Par Value Per Share                               $0.01                            $0.01
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

5.       SUBSEQUENT EVENTS

         Subsequent to September 30, 2008, holders of certain Senior Notes converted an aggregate of approximately $266,000 in principal and approximately $244,000 in accrued interest into an aggregate of 3,000,000 shares of our common stock at a conversion price of $0.17 per share (see Note 3).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to our fiscal years ended June 30.)

PLAN OF OPERATION

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of September 30, 2008, have an accumulated deficit of $499.9 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products. The Company is continuing to seek additional financing to fund its continuing operations through June 2011. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see
Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the condensed consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of September 30, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.3 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

FORWARD-LOOKING INFORMATION

         Except for historical information, the statements made herein and elsewhere are forward-looking. The Company wishes to caution readers that these statements are only predictions and that the Company's business is subject to significant risks. The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks include, but are not limited to, the inability to obtain adequate financing for the Company's development efforts; the likelihood that our creditors will force our liquidation; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company's products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company's products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company's business; and possible competition from other products. Furthermore, even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of important reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties. The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years. Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing. Further cautionary information is contained in documents the Company files with the SEC from time to time, and you are encouraged to read the section entitled "Risk Factors" included in the Company's most recently filed Annual Report on Form 10-KSB filed with the SEC on October 2, 2008.

RESEARCH AND DEVELOPMENT

         For the three months ended September 30, 2008 and 2007, we incurred research and development expenses of $(10,000) and $169,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including OXYGENT, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

         There was no revenue for the three months ended September 30, 2008, compared to $57,000 for the three months ended September 30, 2007. The revenue for the prior period was royalties.

         Research and development expenses decreased by $179,000, or 106%, to $(10,000) for the three months ended September 30, 2008, compared to $169,000 for the three months ended September 30, 2007. The decrease in research and development expenses was primarily due to the refund of the balance of clinical trial insurance of $18,000 partially offset by patent and storage expenses of $8,000.

         General and administrative expenses decreased by $106,000, or 36%, to $191,000 for the three months ended September 30, 2008, compared to $297,000 for the three months ended September 30, 2007. The decrease in general and administrative expenses was primarily the result of a net decrease in legal and accounting fees of $51,000, a net decrease in personnel expenses of $30,000, a decrease in rent expense of $14,000 and a decrease of $11,000 in financing costs.

         Other income was $25,000 for the three months ended September 30, 2008 and $163,000 for the three months ended September 30, 2007. Other income for both periods was the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         There was no investment income for the three months ended September 30, 2008, compared to $10,000 for the three months ended September 30, 2007. The decrease was primarily a result of a lower cash balance.

         Interest expense was $205,000 for the three months ended September 30, 2008, a decrease of 16% compared to $243,000 for the three months ended September 30, 2007. The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances because of conversions during fiscal year 2008.

         For the three months ended September 30, 2008, we recorded a gain on the sale of an asset of $25,000 which was primarily due to the agreement to terminate all on-going obligations under previous agreements between the Company and Imcor whereby both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements. In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.

         For the three months ended September 30, 2008, we recorded a loss on disposal of equipment of $17,000, which was primarily the gift of $31,000 of equipment, less $14,000 of depreciation, to Double-Crane.

         For the three months ended September 30, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to September 30, 2008, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At September 30, 2008, we had approximately $19,000 in cash compared to $6,000 at June 30, 2008. The increase resulted primarily from the net cash provided by operations of $13,000. At September 30, 2008, we had a working capital deficit of $11.9 million, compared to a working capital deficit of $11.6 million at June 30, 2008. The deficit increase was principally due to a net decrease in prepaid expenses and other current assets of $32,000, a net increase in accounts payable and accrued expenses of $13,000, an increase in deferred compensation of $80,000, an increase in the Senior Note accrued interest of $205,000, partially offset by net cash provided by operations. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash provided by operating activities totaled $13,000 for the three months ended September 30, 2008, compared to net cash used in operations $524,000 for the three months ended September 30, 2007. The change during the three months ended September 30, 2008 was primarily due to a decrease in payments for research and development activities.

         At September 30, 2008, the following approximate debt obligations were outstanding:

         (a)      $272,000 owed to various vendors;
         (b) $285,000 in accrued expenses, including $220,000 in deferred compensation;
         (c)      $100,000 in deferred revenue;

         (d) $11.3 million in Senior Notes, including $3.1 million in accrued interest;

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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through September 30, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.3 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CRITICAL ACCOUNTING POLICIES

         There were no significant changes in critical accounting policies or estimates from those at June 30, 2008.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         As of September 30, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

ITEM 4T.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Subsequent to September 30, 2008, holders of certain Senior Notes converted an aggregate of approximately $266,000 in principal and approximately $244,000 in accrued interest into an aggregate of 3,000,000 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $8.2 million, and accrued interest under the Senior Notes, totaling $3.1 million, at September 30, 2008.

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


                                           ALLIANCE PHARMACEUTICAL CORP.

                                           (Registrant)

Date:    November 14, 2008                 By: /s/  Duane J. Roth
                                               -------------------
                                                    Duane J. Roth
                                                    Chairman and Chief
                                                    Executive Officer


                                           By: /s/  Jack Defranco
                                               -------------------
                                                    Jack DeFranco
                                                    Chief Operating Officer
                                                    and Chief Financial Officer