Form 10-Q
period 2008-12-31
ALLIANCE PHARMACEUTICAL CORP.
filed 2009-02-17
CIK 736994

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                    FORM 10-Q

                                   (MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008


     [ ]        TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 000-12950
                        --------------------------------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE: (858) 410-5200

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated file" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [ ]    Smaller reporting company |X|
                                                     (Do not check if a smaller
                                                          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 63,216,247 shares issued and outstanding at February 11, 2009.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------


INDEX
-----
                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at December 31, 2008 (unaudited)
              and June 30, 2008                                                             3

              Condensed Consolidated Statements of Operations (unaudited)                   4

              Condensed Consolidated Statements of Cash Flows (unaudited)                   5

              Notes to Unaudited Condensed Consolidated Financial Statements                6



Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        15



Item 4T.      Controls and Procedures                                                      20



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                            20

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                  20

Item 3.       Defaults Upon Senior Securities                                              21

Item 4.       Submission of Matters to a Vote of Security Holders                          21

Item 5        Other Information                                                            21

Item 6.       Exhibits                                                                     21


PART I FINANCIAL INFORMATION:
Item 1.  Financial Statements


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 2008  JUNE 30, 2008
                                                             -------------    -------------
ASSETS                                                        (UNAUDITED)       (AUDITED)
------
CURRENT ASSETS:
    Cash                                                     $       1,000    $       6,000
    Restricted cash                                                     --           16,000
    Other current assets                                            18,000           39,000
                                                             -------------    -------------
          Total current assets                                      19,000           61,000

PROPERTY AND EQUIPMENT - NET                                        51,000           87,000
                                                             -------------    -------------
                                                             $      70,000    $     148,000
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                         $     333,000    $     252,000
    Accrued expenses                                               377,000          212,000
    Deferred revenue                                               100,000          100,000
    Advance from related party                                      90,000               --
    Senior notes payable and accrued interest                   10,952,000       11,065,000
                                                             -------------    -------------
          Total current liabilities                             11,852,000       11,629,000

OTHER LIABILITIES                                                  750,000          750,000
                                                             -------------    -------------
          Total liabilities                                     12,602,000       12,379,000
                                                             -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock - $0.01 par value; 150,000,000 shares
       authorized; 63,216,247 and 60,216,247 shares issued
       and outstanding, respectively                               632,000          602,000
    Additional paid-in capital                                 487,253,000      486,760,000
    Accumulated deficit                                       (500,417,000)    (499,593,000)
                                                             -------------    -------------
          Total stockholders' deficit                          (12,532,000)     (12,231,000)
                                                             -------------    -------------
                                                             $      70,000    $     148,000
                                                             =============    =============


    SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                              2008                  2007                  2008                 2007
                                       ------------------    ------------------    ------------------    ------------------
                                                      (UNAUDITED)                                 (UNAUDITED)
REVENUES:
   Royalty, license and research       $               --    $               --    $               --    $           57,000
                                       ------------------    ------------------    ------------------    ------------------

OPERATING EXPENSES:
   Research and development                       102,000                91,000                92,000               260,000
   General and administrative                     178,000               194,000               369,000               491,000
                                       ------------------    ------------------    ------------------    ------------------
                                                  280,000               285,000               461,000               751,000
                                       ------------------    ------------------    ------------------    ------------------
LOSS FROM OPERATIONS                             (280,000)             (285,000)             (461,000)             (694,000)

INVESTMENT INCOME                                   1,000                 4,000                 1,000                14,000
OTHER INCOME                                           --                    --                25,000               163,000
INTEREST EXPENSE                                 (192,000)             (222,000)             (397,000)             (465,000)
LOSS ON MODIFICATION OF DEBT                           --                    --                    --               (14,000)
LOSS ON DISPOSITION OF EQUIPMENT                       --                    --               (17,000)                   --
GAIN ON DISPOSITION OF ASSETS                          --                    --                25,000                    --
                                       ------------------    ------------------    ------------------    ------------------
NET LOSS                               $         (471,000)   $         (503,000)   $         (824,000)   $         (996,000)
                                       ==================    ==================    ==================    ==================

NET LOSS PER COMMON SHARE,
   BASIC AND DILUTED                   $            (0.01)   $            (0.01)   $            (0.01)   $            (0.02)
                                       ==================    ==================    ==================    ==================

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC AND DILUTED                           62,531,000            55,156,000            61,380,000            52,236,000
                                       ==================    ==================    ==================    ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------

                                                            Six Months Ended December 31,
                                                                2008           2007
                                                             -----------    -----------
                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
    Net loss                                                 $  (824,000)   $  (996,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                          18,000         19,000
           Loss on modification of debt                               --         14,000
           Accrued interest on senior notes                      397,000        465,000
           Stock-based compensation                               14,000         24,000
           Loss on disposal of equipment                          17,000             --
           Changes in operating assets and liabilities:
              Other assets                                        38,000        (35,000)
              Accounts payable, accrued expenses and other       245,000       (228,000)
                                                             -----------    -----------
Net cash used in operating activities                            (95,000)      (737,000)
                                                             -----------    -----------


FINANCING ACTIVITIES:
    Advance from related party                                    90,000             --
                                                             -----------    -----------
Net cash provided by financing activities                         90,000             --

DECREASE IN CASH                                                  (5,000)      (737,000)
CASH AT BEGINNING OF PERIOD                                        6,000        873,000
                                                             -----------    -----------
CASH AT END OF PERIOD                                        $     1,000    $   136,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock upon conversion of senior
      notes and interest                                     $   510,000    $ 2,173,000
                                                             ===========    ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP.
-----------------------------
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

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

LIQUIDITY AND BASIS OF PRESENTATION
-----------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through December 31, 2008 and has negative working capital at that date of approximately $11.8 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 3, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the "June 2004 Private Placement"). In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested by the various investors in the June 2004 Private Placement. Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the "Senior Notes"), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on April 1, 2007. The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner. This amendment was approved by substantially all of the Senior Note holders. The Company is now in default under the Senior Notes. The Company is continuing to seek additional financing of approximately $3 million to fund its continuing operations through June 2011 (see Note 5). We have not yet identified a source of the funds and it is uncertain if we will be able to do so. Failure to obtain such financing would likely result in the liquidation of our Company. It is unlikely that our shareholders would receive any of the proceeds from such liquidation. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------

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

USE OF ESTIMATES
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates made by management include, among others, recoverability of property and equipment and the valuation of deferred tax assets and stock options. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At December 31, 2008, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

         RAW MATERIAL REVENUES
         ---------------------

         The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $25,000 and $163,000 were recorded during the six months ended December 31, 2008 and December 31, 2007, respectively, in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the six-month periods ended December 31, 2008 and 2007, the Company incurred research and development expenses of approximately $92,000 and $260,000, respectively. The research and development costs for the current period are primarily costs associated with filing a new patent in certain countries.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of December 31, 2008 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the six months ended December 31, 2008 and 2007, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 64,424,000 and 63,317,000 at December 31, 2008 and 2007, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

         At December 31, 2008, the Company has two stock-based employee compensation plans.

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

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the six months ended December 31, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the six months ended December 31, 2008.

DESCRIPTION OF PLANS
--------------------

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of December 31, 2008, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,102,110 shares available for future issuance.

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

         A summary of option activity as of December 31, 2008 and changes during the six months then ended is presented below:

                                                                            12/31/2008
                                                         ---------------------------------------------
                                                                         WEIGHTED-AVERAGE
                                                                         ----------------
                                                                                  REMAINING
                                                                                 CONTRACTUAL  AGGREGATE
                                                                       EXERCISE     TERM      INTRINSIC
                                                          SHARES        PRICE      (YEARS)     VALUE
                                                         ---------------------------------------------
Options outstanding at July 1, 2008                       2,703,800    $  3.49         5.84
Options granted                                                  --
Options forfeited/expired                                   (58,100)
Options exercised                                                --
                                                         ---------------------
Options outstanding at December 31, 2008                  2,645,700    $  3.03         5.46   $     --
                                                         ---------------------------------------------
Unvested options expected to vest at December 31, 2008      465,500    $  0.23         6.32   $     --
                                                         ---------------------------------------------
Options exercisable at December 31, 2008                  2,170,700    $  3.64         5.27   $     --
                                                         =============================================

         There were 58,100 options that expired from an expired plan during the six months ended December 31, 2008. There IC OMITTED][GRAPHIC OMITTED] were no options granted or exercised during the six months ended December 31, 2008. Upon the exercise of options, the Company issues new shares from its authorized shares.

         As of December 31, 2008, there was approximately $26,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the six months ended December 31, 2008 related to employee and director options and options issued to consultants was approximately $13,000 and $1,000 respectively, net of estimated forfeitures.

         The Company allocated $13,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

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

         In June 2008, the FASB ratified EITF No. 07-5, "DETERMINING WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK," ("EITF 07-5"). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity's own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

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

         On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of OXYGENT in the PRC. Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company. The upfront license fee of $500,000 was deferred until the Company's obligations to perform were satisfied. These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane's clinical development and Investigational New Drug ("IND") application to the State Food and Drug Administration PRC (the "sFDA"). This transfer and all other corresponding obligations were completed and such amount was recognized as license revenue at June 30, 2007.

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

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of OXYGENT in the PRC.

         The Senior Notes can be converted anytime prior to the maturity date. During the six months ended December 31, 2008, holders of certain Senior Notes converted an aggregate of approximately $266,000 in principal and approximately $244,000 in accrued interest into an aggregate of 3,000,000 shares of our common stock at a conversion price of $0.17 per share. During the six months ended December 31, 2007, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share. Also during the six months ended December 31, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment. At December 31, 2008, the principal and accrued interest balances approximate $8 million and $3 million, respectively.

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of December 31, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

INDEMNIFICATION OBLIGATIONS
---------------------------

         The Company has undertaken certain indemnification obligations pursuant to which it may be required to make payments to an indemnified party in relation to certain transactions. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of New York. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has agreed to indemnify lenders, sellers and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of certain of these indemnification obligations does not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying unaudited condensed consolidated balance sheets.

4.  RELATED PARTY TRANSACTION

         During the period ended December 31, 2008, the Company's Chief Executive Officer advanced $90,000 to the Company (the "Advance"). The Company is still negotiating the specific terms of the Advance, including the interest rate and maturity date. The Company anticipates the Advance will be convertible into shares of common stock under the same terms of the Senior Notes payable if the Company completes a Qualified Financing, as discussed in Note 3.

5.  EQUITY

REVERSE STOCK SPLIT
-------------------

         On April 3, 2008, the Board adopted, and our shareholders approved at the 2007 Annual Meeting on May 30, 2008, an amendment to our Certificate of Incorporation, as amended (the "Certificate Amendment"), to effect a reverse stock split (the "Reverse Stock Split"). The Certificate Amendment does not reduce the authorized number of shares of common stock so that we will continue to have an adequate number of shares available for future issuance, as discussed below. The Certificate of Amendment will, subject to the discretion of the Board, be filed with the Secretary of State of the State of New York as promptly as practicable, provided that the Board does not anticipate directing the Company to file the Certificate Amendment until such time as a Qualified Financing takes place. The amendment and the proposed Reverse Stock Split will become effective as of the date of such filing (the "Effective Date").

GENERAL

         The Company is presently authorized to issue 150,000,000 shares of common stock, of which 63,216,247 shares are outstanding, no shares are held in treasury and 73,403,945 shares are reserved for issuance at December 31 2008. Upon the effectiveness of the Reverse Stock Split, the Company will have 150,000,000 shares of common stock authorized, of which, as of the Effective Date, approximately 6,321,625 shares will be outstanding, and 7,340,395 shares will be reserved for issuance.

REASONS FOR AND CONSEQUENCES OF THE REVERSE STOCK SPLIT

         The Company requires additional funding to continue its operations and desires to issue new securities in a future private placement; however, it has become clear to management that investors are unwilling to invest any new money into the Company so long as its existing Senior Notes are outstanding.

         The Company has reached an agreement with substantially all of the holders of the Senior Notes to convert the outstanding principal amount and accrued but unpaid interest under the Senior Notes into common stock of the Company in accordance with the terms of the Senior Notes if certain conditions are met.

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

         At December 31, 2008, prior to the Reverse Stock Split taking effect, the Senior Notes and accrued interest were convertible into 64,424,242 shares of common stock at $0.17 per share.

         In order to allow for the conversion of all of the Senior Notes, and the subsequent issuance of shares of common stock in connection with a potential private placement (as discussed below), the Company must effect the Reverse Stock Split for the purpose of increasing the authorized but unissued and unreserved shares of common stock.

         The conversion of the Senior Notes is conditioned on the following: (i) 100% of the Senior Notes being received in escrow by the Company for conversion and cancellation (unless this condition is waived by the Company); (ii) approval of the Reverse Stock Split by the Company's shareholders (which was accomplished at the 2007 Annual Meeting on May 30, 2008); (iii) filing of the Certificate Amendment and acceptance of the same with the Secretary of State of the State of New York; and (iv) receipt by the Company of at least $3 million in new financing from investors (a "Qualified Financing"). We have not yet identified a possible source of funds for a Qualified Financing. The Company has no additional plan, commitment, arrangement, understanding or agreement, either written or oral, to issue additional shares of common stock upon the effectiveness of the Reverse Stock Split, other than for the conversion of the existing Senior Notes and for the potential financing described above.

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

PRINCIPAL EFFECTS OF THE REVERSE STOCK SPLIT

         The following describes the effects of the Reverse Stock Split assuming the Board directs management to complete the Reverse Stock Split.

         Based upon the 63,216,247 shares of common stock outstanding on December 31, 2008, the proposed Reverse Stock Split would decrease the outstanding shares of Common Stock by 90%, and thereafter 6,321,625 shares of common stock would be outstanding. The proposed Reverse Stock Split will not affect any common shareholder's proportionate equity interest in the Company, subject to the provisions relating to the elimination of fractional shares as described below.

         At December 31, 2008, there were outstanding options to purchase an aggregate of 2,645,700 shares of common stock under the Company's stock option plans (the "Plans") and an aggregate of 4,102,110 shares were available for grant under two of the Plans. The Company has reserved 6,747,810 shares for issuance upon the exercise of the granted options and upon exercise of options that may be granted in the future. The Plans provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of outstanding options, the number of shares available for grant and the number of shares reserved for issuance will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise prices of the granted options would become ten times the present exercise prices.

         At December 31, 2008, there were outstanding warrants to purchase an aggregate of 2,231,893 shares of common stock and 2,231,893 shares of common stock reserved for issuance at such date for the warrants. The provisions of the relevant instrument pursuant to which the warrants were issued provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of the warrants will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise price would become ten times the present exercise price. Accordingly, 223,189 shares of common stock will be reserved for issuance on the Effective Date for the warrants.

         At December 31, 2008, the Company, in addition to options and warrants, had outstanding $8 million principal amount of the Senior Notes and accrued interest of $3 million on said notes. The Senior Notes and accrued interest are convertible at any time, at the respective holders' option, into shares of common stock at $0.17 per share, subject to adjustment in the case of a reverse stock split. In accordance with the provisions of the relevant instruments pursuant to which the Senior Notes were issued, the number of shares of common stock into which they may be converted is 64,424,242, which amount will be reduced to 6,442,425 shares of common stock as a result of the Reverse Stock Split.

         The foregoing may be summarized as follows:

                                                                       IF REVERSE STOCK SPLIT
   NUMBER OF SHARES OF COMMON STOCK        AS OF DECEMBER 31, 2008     IS EFFECTED *
   --------------------------------        -----------------------     -------------
   Authorized                              150,000,000                 150,000,000
   Issued and Outstanding**                63,216,247                  6,321,625
   Reserved for Issuance***                73,403,945                  7,340,395
   Available for Future Issuance           13,379,808                  136,337,980
   Par Value Per Share                     $0.01                       $0.01

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

6.  SUBSEQUENT EVENT

         During January 2009, the Chief Executive Officer increased the Advance to the Company by $10,000 for a total of $100,000 (see Note 4).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to years are to our fiscal years ended June 30.)

PLAN OF OPERATION

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of December 31, 2008, have an accumulated deficit of $500.4 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products. The Company is continuing to seek additional financing of approximately $3 million to fund its continuing operations through June 2011. Because adequate funds have not been available to the Company in the past, the Company has already delayed its OXYGENT development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the condensed consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of December 31, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

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

RESEARCH AND DEVELOPMENT

         For the six months ended December 31, 2008 and 2007, we incurred research and development expenses of $92,000 and $260,000, respectively, for OXYGENT, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for OXYGENT will cost at least an additional $70 million. We do not anticipate that OXYGENT will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from OXYGENT may commence, if at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2007

         There was no revenue for the three months ended December 31, 2008, or for the three months ended December 31, 2007.

         Research and development expenses increased by $11,000, or 13%, to $102,000 for the three months ended December 31, 2008, compared to $91,000 for the three months ended December 31, 2007. The increase in research and development expenses was primarily due to an increase in patent expenses of $40,000 in connection with filing a new patent in certain countries, partially offset by decreases in all other research and development expenses.

         General and administrative expenses decreased by $16,000, or 8%, to $178,000 for the three months ended December 31, 2008, compared to $194,000 for the three months ended December 31, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees.

         Investment income for the three months ended December 31, 2008 was $1,000, compared to $4,000 for the three months ended December 31, 2007. The decrease was primarily a result of a lower cash balance.

         Interest expense was $192,000 for the three months ended December 31, 2008, a decrease of 14% compared to $222,000 for the three months ended December 31, 2007. The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances because of conversions during fiscal year 2008.

SIX MONTHS ENDED DECEMBER 31, 2008 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2007

         There was no revenue for the six months ended December 31, 2008, compared to $57,000 for the six months ended December 31, 2007. The revenue for the prior period was composed of royalties received from sales other than IMAGENT.

         Research and development expenses decreased by $168,000, or 64%, to $92,000 for the six months ended December 31, 2008, compared to $260,000 for the six months ended December 31, 2007. The decrease in research and development expenses was primarily due to a decrease of $98,000 because of the discontinued clinical trial in France, a refund of $18,000 in clinical trial insurance during the current period, a decrease in contract manufacturing of OXYGENT clinical trial material of $36,000, a decrease of $29,000 in research and development personnel costs, a decrease in preclinical costs of $8,000 and a decrease of $7,000 in archiving and storage costs, partially offset by an increase in patent expenses of $28,000 related to a new patent.

         General and administrative expenses decreased by $122,000, or 25%, to $369,000 for the six months ended December 31, 2008, compared to $491,000 for the six months ended December 31, 2007. The decrease in general and administrative expenses was primarily a decrease of $68,000 in legal and accounting fees, a decrease of $29,000 in rent and other office-related expenses, a decrease of $12,000 in personnel costs and a decrease of $13,000 in travel expenses.

         For the six months ended December 31, 2008, we recorded a gain on the sale of an asset of $25,000, which was primarily due to the agreement to terminate all on-going obligations under previous agreements between the Company and Imcor whereby both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements. In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.

         For the six months ended December 31, 2008, we recorded a loss on disposal of equipment of $17,000, which was primarily the gift of $31,000 of equipment, less $14,000 of depreciation, to Double-Crane.

         For the six months ended December 31, 2007, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

         Investment income decreased by $13,000 to $1,000 for the six months ended December 31, 2008, compared to $14,000 for the six months ended December 31, 2007. The decrease was primarily a result of lower cash balances during the current period.

         Other income was $25,000 for the six months ended December 31, 2008, compared to $163,000 for the six months ended December 31, 2007, which were both the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $397,000 for the six months ended December 31, 2007, compared to $465,000 for the six months ended December 31, 2006. The decreased interest expense for the current period was the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to December 31, 2008, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At December 31, 2008, we had approximately $1,000 in cash compared to $6,000 at June 30, 2008. The decrease resulted primarily from the net cash used in operations of $95,000. At December 31, 2008, we had a working capital deficit of $11.8 million, compared to a working capital deficit of $11.6 million at June 30, 2008. The deficit increase was principally due to a net decrease in prepaid expenses and other current assets of $21,000, a net increase in accounts payable and accrued expenses of $84,000, loans from an officer of $90,000, an increase in deferred compensation of $165,000, an increase in the Senior Note accrued interest of $397,000, partially offset by conversion of a Senior Note and accrued interest of $510,000. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash used in operating activities totaled $95,000 for the six months ended December 31, 2008, compared to net cash used of $737,000 for the six months ended December 31, 2007. The decrease during the six months ended December 31, 2008 was primarily due to a decrease in payments for research and development activities, an increase in deferred compensation and loans received from an officer.

         At December 31, 2008, the following approximate debt obligations were outstanding:

         (a)  $333,000 owed to various vendors;
         (b) $377,000 in accrued expenses, including $305,000 in deferred compensation;
         (c)  $100,000 in deferred revenue;
         (d)  $90,000 of advances from an officer;
         (e) $11 million in Senior Notes, including $3 million in accrued interest;
         (f) $750,000 in deferred royalty payments to be paid through future IMAGENT earn-out payments, if any. In the event there are no future IMAGENT earn-out payments, the deferred royalties will not be paid.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through December 31, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2008, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         As of December 31, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of December 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2008, holders of certain Senior Notes converted an aggregate of approximately $266,000 in principal and approximately $244,000 in accrued interest into an aggregate of 3,000,000 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $8 million, and accrued interest under the Senior Notes, totaling $3 million, at December 31, 2008.

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


                                   ALLIANCE PHARMACEUTICAL CORP.

                                   (Registrant)
Date:    February 16, 2009         By: /s/  Duane J. Roth
                                       -----------------------------------------
                                            Duane J. Roth
                                            Chairman and Chief Executive Officer


                                   By: /s/  Jack DeFranco
                                       -----------------------------------------
                                            Jack DeFranco
                                            Chief Operating Officer and Chief
                                            Financial Officer