Form 10-Q
period 2009-03-31
ALLIANCE PHARMACEUTICAL CORP.
filed 2009-05-15
CIK 736994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

                                   (Mark One)

     [X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended MARCH 31, 2009

     [ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission file number 000-12950
                                _________________

                          ALLIANCE PHARMACEUTICAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                   14-1644018
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       7590 Fay Avenue, Suite 404                             92037
          La Jolla, California
(Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including are code: (858) 779-1458

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

         Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 67,316,592 shares issued and outstanding at May 13, 2009.


ALLIANCE PHARMACEUTICAL CORP.
-----------------------------


INDEX
-----

                                                                                              Page No.
                                                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited)
              and June 30, 2008                                                                   3

              Condensed Consolidated Statements of Operations (unaudited)                         4

              Condensed Consolidated Statements of Cash Flows (unaudited)                         5

              Notes to Unaudited Condensed Consolidated Financial Statements                      6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                              14


Item 4T.      Controls and Procedures                                                            18



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                  19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                        19

Item 3.       Defaults Upon Senior Securities                                                    19

Item 4.       Submission of Matters to a Vote of Security Holders                                19

Item 5        Other Information                                                                  19

Item 6.       Exhibits                                                                           19




PART I FINANCIAL INFORMATION:
Item 1.  Financial Statements

    ALLIANCE PHARMACEUTICAL CORP.
    CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------


                                                                                   MARCH 31, 2009            JUNE 30, 2008
                                                                               -----------------------   -----------------------
    ASSETS                                                                           (UNAUDITED)               (AUDITED)
    ------
    CURRENT ASSETS:
        Cash                                                                     $          92,000        $           6,000
        Restricted cash                                                                          -                   16,000
        Other current assets                                                                13,000                   39,000
                                                                               --------------------      -------------------
              Total current assets                                                         105,000                   61,000

    PROPERTY AND EQUIPMENT - NET                                                            41,000                   87,000
                                                                               --------------------      -------------------
                                                                                 $         146,000        $         148,000
                                                                               ====================      ===================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
        Accounts payable                                                         $         260,000        $         252,000
        Accrued expenses                                                                   474,000                  212,000
        Deferred revenue                                                                   100,000                  100,000
        Senior notes payable and accrued interest                                       11,151,000               11,065,000
                                                                               --------------------      -------------------
              Total current liabilities                                                 11,985,000               11,629,000

    OTHER LIABILITIES                                                                      750,000                  750,000
                                                                               --------------------      -------------------
              Total liabilities                                                         12,735,000               12,379,000
                                                                               --------------------      -------------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' DEFICIT:
        Common stock - $0.01 par value; 150,000,000 shares authorized;
           63,216,247 and 60,216,247 shares issued and outstanding, respectively           632,000                  602,000
        Additional paid-in capital                                                     487,260,000              486,760,000
        Accumulated deficit                                                           (500,481,000)            (499,593,000)
                                                                               --------------------      -------------------
              Total stockholders' deficit                                              (12,589,000)             (12,231,000)
                                                                               --------------------      -------------------
                                                                                 $         146,000        $         148,000
                                                                               ====================      ===================


    SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



 ALLIANCE PHARMACEUTICAL CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 --------------------------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                            MARCH 31,                                   MARCH 31,
                                                   2009                 2008                    2009                 2008
                                            -------------------  -------------------     -------------------  -------------------
                                                          (UNAUDITED)                                  (UNAUDITED)
 REVENUES:
    Royalty, license and research           $           79,000   $           26,000      $           79,000   $           83,000
                                            -------------------  -------------------     -------------------  -------------------

 OPERATING EXPENSES:
    Research and development                             4,000               72,000                  96,000              332,000
    General and administrative                         167,000              181,000                 533,000              672,000
                                            -------------------  -------------------     -------------------  -------------------
                                                       171,000              253,000                 629,000            1,004,000
                                            -------------------  -------------------     -------------------  -------------------
 LOSS FROM OPERATIONS                                  (92,000)            (227,000)               (550,000)            (921,000)

 INVESTMENT INCOME                                       1,000                1,000                   2,000               15,000
 OTHER INCOME                                          226,000               25,000                 251,000              188,000
 INTEREST EXPENSE                                     (199,000)            (196,000)               (596,000)            (661,000)
 LOSS ON MODIFICATION OF DEBT                                -                    -                       -              (14,000)
 LOSS ON DISPOSITION OF EQUIPMENT                            -                    -                 (20,000)                   -
 GAIN ON DISPOSITION OF ASSETS                               -                    -                  25,000                    -
                                          ---------------------     ----------------       -----------------  -------------------
 NET LOSS                                   $          (64,000)  $         (397,000)     $         (888,000)  $       (1,393,000)
                                            ===================  ===================     ===================  ===================

 NET LOSS PER COMMON SHARE,
    BASIC AND DILUTED                       $                -   $            (0.01)     $            (0.01)  $            (0.03)
                                            ===================  ===================     ===================  ===================

 WEIGHTED AVERAGE SHARES OUTSTANDING,
    BASIC AND DILUTED                               63,216,000           60,077,000              61,984,000           55,282,000
                                            ===================  ===================     ===================  ===================


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                               Nine Months Ended March 31,
                                                                              2009                       2008
                                                                       ------------------         -----------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
    Net loss                                                            $       (888,000)          $    (1,393,000)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                          26,000                    29,000
           Loss on modification of debt                                                -                    14,000
           Accrued interest on senior notes                                      596,000                   661,000
           Stock-based compensation                                               20,000                    31,000
           Loss on disposal of equipment                                          20,000                         -
           Changes in operating assets and liabilities:
              Other assets                                                        58,000                    (3,000)
              Accounts payable, accrued expenses and other                       254,000                  (152,000)
                                                                       ------------------         -----------------
Net cash provided by (used in) operating activities                               86,000                  (813,000)
                                                                       ------------------         -----------------



FINANCING ACTIVITIES:
    Advances from related party                                                  100,000                         -
    Payment of related party advances                                           (100,000)                        -
                                                                       ------------------         -----------------
Net cash provided by financing activities                                              -                         -
                                                                       ------------------         -----------------



INCREASE (DECREASE) IN CASH                                                       86,000                  (813,000)
CASH AT BEGINNING OF PERIOD                                                        6,000                   873,000
                                                                       ------------------         -----------------
CASH AT END OF PERIOD                                                   $         92,000           $        60,000
                                                                       ==================         =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock upon conversion of senior notes and
    interest                                                           $         510,000          $      2,173,000
                                                                       ==================         =================
    Conversion of preferred stock to common stock                      $               -          $        635,000
                                                                       ==================         =================
    Financing of Directors & Officers insurance                        $          13,000          $              -
                                                                       ==================         =================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   THREE AND NINE MONTHS ENDED MARCH 31, 2009

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

Liquidity and Basis of Presentation
-----------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred operating losses through March 31, 2009 and has negative working capital at that date of approximately $11.9 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows. The amount of impairment if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At March 31, 2009, management has determined that there is no impairment of property and equipment. There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

         Raw Material Revenues
         ---------------------

         The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation. Such sales in the amount of $251,000 and $183,000 were recorded during the nine months ended March 31, 2009 and March 31, 2008, respectively, in connection with raw material that the Company does not market. Inventory associated with the sales of these raw materials is carried at zero value. The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

Research and Development Expenses
---------------------------------

         Research and development expenditures are charged to expense as incurred. Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures. During the nine-month periods ended March 31, 2009 and 2008, the Company incurred research and development expenses of approximately $96,000 and $332,000, respectively. The research and development costs for the current period are primarily costs associated with filing a new patent in certain countries, and archiving and storage costs.

Fair Value of Financial Instruments
-----------------------------------

         The carrying amount of certain of the Company's financial instruments as of March 31, 2009 approximates their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable, accrued expenses and other liabilities. The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Income (Loss) Per Common Share
-------------------------------------------------

         Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2009 and 2008, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 65,593,000 and 63,835,000 at March 31, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation
---------------------------------------

         At March 31, 2009, the Company has two stock-based employee compensation plans.

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

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

         SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the nine months ended March 31, 2009.

Description of Plans
--------------------

         The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term. As of March 31, 2009, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,102,110 shares available for future issuance.

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

         A summary of option activity as of March 31, 2009 and changes during the nine months then ended is presented below:

                                                                                        MARCH 31, 2009
                                                             -------------------------------------------------------------
                                                                                      WEIGHTED-AVERAGE
                                                                              -------------------------------
                                                                SHARES          EXERCISE           REMAINING     AGGREGATE
                                                                                 PRICE            CONTRACTUAL    INTRINSIC
                                                                                                  TERM (Years)     VALUE
                                                             ---------------------------------------------------------------
Options outstanding at July 1, 2008                             2,703,800        $ 3.49              5.84
Options granted                                                         -
Options forfeited/expired                                         (58,100)
Options exercised                                                       -
                                                             ---------------------------
Options outstanding at March 31, 2009                           2,645,700        $ 3.03              5.21             $ -
                                                             -------------------------------------------------------------
Unvested options expected to vest at March 31, 2009               465,500        $ 0.23              6.08             $ -
                                                             -------------------------------------------------------------
Options exercisable at March 31, 2009                           2,170,700        $ 3.64              5.02             $ -
                                                             =============================================================

         Upon the exercise of options, the Company issues new shares from its authorized shares.

         As of March 31, 2009, there was approximately $19,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next four years on average. The total fair value of shares vested during the nine months ended March 31, 2009 related to employee and director options and options issued to consultants was approximately $19,000 and $1,000 respectively, net of estimated forfeitures.

         The Company allocated $19,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $1,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the U.S. and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements. The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material effect on the Company's results of operations and financial position. The Company is in the process of evaluating the impact of adoption of SFAS No. 157 for non-financial assets and liabilities, but does not anticipate that the adoption will have a material impact on its consolidated financial statements.

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

2. PFC THERAPEUTICS, LLC

         On December 22, 2004, PFC Therapeutics and LEO Pharma A/S ("LEO"), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the "LEO Exclusivity Agreement"). The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for Oxygent development in Europe and royalties on commercial sales of Oxygent in Europe and Canada. On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement. Because the amendment discussed below extends LEO's due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheets at June 30, 2008 and March 31, 2009.

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

         Double-Crane will manufacture Oxygent in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

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

         The Company was unable to complete a Qualified Financing by the requisite dates. As a result, the Company is in default under the Senior Notes in the aggregate principal and interest amount of approximately $11.2 million. Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane's development of Oxygent in the PRC.

         The Senior Notes can be converted anytime prior to the maturity date. During the nine months ended March 31, 2009, holders of certain Senior Notes converted an aggregate of approximately $266,000 in principal and approximately $244,000 in accrued interest into an aggregate of 3,000,000 shares of our common stock at a conversion price of $0.17 per share. During the nine months ended March 31, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share. Also during the nine months ended March 31, 2008, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment. At March 31, 2009, the principal and accrued interest balances approximate $8 million and $3.2 million, respectively.

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the condensed consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of March 31, 2009, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.2 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

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

4. RELATED PARTY TRANSACTION

         During the period ended March 31, 2009, the Company's Chief Executive Officer advanced $100,000 to the Company (the "Advances"). The Advances were repaid during the period upon receipt of proceeds from the sale of raw material. No interest was accrued or repaid in connection with the Advances.

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

General
-------

         The Company is presently authorized to issue 150,000,000 shares of common stock, of which 63,216,247 shares are outstanding, no shares are held in treasury and 74,572,596 shares are reserved for issuance at March 31, 2009. Upon the effectiveness of the Reverse Stock Split, the Company will have 150,000,000 shares of common stock authorized, of which, as of the Effective Date, approximately 6,321,625 shares will be outstanding, and 7,457,260 shares will be reserved for issuance.

Reasons for and Consequences of the Reverse Stock Split
-------------------------------------------------------

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

         At March 31, 2009, prior to the Reverse Stock Split taking effect, the Senior Notes and accrued interest were convertible into 65,592,893 shares of common stock at $0.17 per share.

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

Principal Effects of the Reverse Stock Split
--------------------------------------------

         The following describes the effects of the Reverse Stock Split assuming the Board directs management to complete the Reverse Stock Split.

         Based upon the 63,216,247 shares of common stock outstanding on March 31, 2009, the proposed Reverse Stock Split would decrease the outstanding shares of Common Stock by 90%, and thereafter 6,321,625 shares of common stock would be outstanding. The proposed Reverse Stock Split will not affect any common shareholder's proportionate equity interest in the Company, subject to the provisions relating to the elimination of fractional shares as described below.

         At March 31, 2009, there were outstanding options to purchase an aggregate of 2,645,700 shares of common stock under the Company's stock option plans (the "Plans") and an aggregate of 4,102,110 shares were available for grant under two of the Plans. The Company has reserved 6,747,810 shares for issuance upon the exercise of the granted options and upon exercise of options that may be granted in the future. The Plans provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of outstanding options, the number of shares available for grant and the number of shares reserved for issuance will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise prices of the granted options would become ten times the present exercise prices.

         At March 31, 2009, there were outstanding warrants to purchase an aggregate of 2,231,893 shares of common stock and 2,231,893 shares of common stock reserved for issuance at such date for the warrants. The provisions of the relevant instrument pursuant to which the warrants were issued provide for automatic adjustment in the event of a reverse stock split so that the amount of shares issuable upon exercise of the warrants will be reduced to one-tenth of the amount issuable prior to the Effective Date, and the exercise price would become ten times the present exercise price. Accordingly, 223,189 shares of common stock will be reserved for issuance on the Effective Date for the warrants.

         At March 31, 2009, the Company, in addition to options and warrants, had outstanding $8 million principal amount of the Senior Notes and accrued interest of $3.2 million on said notes. The Senior Notes and accrued interest are convertible at any time, at the respective holders' option, into shares of common stock at $0.17 per share, subject to adjustment in the case of a reverse stock split. In accordance with the provisions of the relevant instruments pursuant to which the Senior Notes were issued, the number of shares of common stock into which they may be converted is 65,592,893, which amount will be reduced to 6,559,289 shares of common stock as a result of the Reverse Stock Split.

         The foregoing may be summarized as follows:

                                                                  If Reverse Stock Split
Number of Shares of Common Stock       As of March 31, 2009       is Effected *
--------------------------------       --------------------       -------------
Authorized                             150,000,000                150,000,000
Issued and Outstanding**               63,216,247                 6,321,625
Reserved for Issuance***               74,572,596                 7,457,260
Available for Future Issuance          12,211,157                 136,221,116
Par Value Per Share                    $0.01                      $0.01


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

6. SUBSEQUENT EVENTS

         Subsequent to March 31, 2009, holders of certain Senior Notes converted an aggregate of $380,000 in principal and approximately $317,000 in accrued interest into an aggregate of 4,100,345 shares of our common stock at a conversion price of $0.17 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to our fiscal years ended June 30.)

PLAN OF OPERATION

         Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of March 31, 2009, have an accumulated deficit of $500.5 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.
 The Company is continuing to seek additional financing of approximately $3 million to fund its continuing operations through June 2011. Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs (see
Note 1 to the accompanying unaudited condensed consolidated financial statements and the "Liquidity and Capital Resources" section below).

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

         The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to the condensed consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. As of March 31, 2009, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.2 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation.

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

RESEARCH AND DEVELOPMENT

         For the nine months ended March 31, 2009 and 2008, we incurred research and development expenses of $96,000 and $332,000, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit. Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million. While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million. We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

         In January 2007, the French Ethics Committee (IRB) and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for Oxygent to prevent postoperative ileus resulting from hypoxia during major surgery trial. Subsequently in November 2007, Alliance suspended the clinical trial due to lack of adequate funding.

         On February 6, 2007, we announced the manufacture and release for shipment of Oxygent for the clinical trials planned in France and the PRC. Alliance successfully completed the contract manufacture of Oxygent clinical trial material. However, on March 15, 2007, we announced that, in accordance with the current regulations of the SFDA, the supplies for an IND application and clinical development must be manufactured in a facility in the PRC to include the active pharmaceutical ingredient (the "API"). This includes the perfluorochemical components of Oxygent. As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC.
 This technology transfer is underway with Double-Crane building the manufacturing facility and purchasing the required equipment for emulsion manufacture. Double-Crane has successfully made pilot scale API quantities and is in the process of scale-up activities. Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan. Double-Crane will start a Phase 1 safety trial in Chinese nationals immediately after the SFDA approves the IND application.

         Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of Oxygent from its facilities in the PRC. Supply of Oxygent to the U.S. would be contingent on Double-Crane's compliance to cGMP and registration with the U.S. FDA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

         We recorded $79,000 in revenue for the three months ended March 31, 2009, compared to $26,000 for the three months ended March 31, 2008. The revenue for both years' quarters consisted of royalties from certain products. The revenue for the current period consists of a buy-out of the remaining royalty stream from these products, which was due to expire in 2013-2014; therefore, we expect no royalty revenue from these products in the future.

         Research and development expenses decreased by $68,000, or 94%, to $4,000 for the three months ended March 31, 2009, compared to $72,000 for the three months ended March 31, 2008. The decrease in research and development expenses was primarily the result of a decrease in clinical and regulatory activities of $14,000, engineering activities of $27,000, patent costs of $18,000, and archiving and storage expenses of $9,000.

         General and administrative expenses decreased by $14,000, or 8%, to $167,000 for the three months ended March 31, 2009, compared to $181,000 for the three months ended March 31, 2008. The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees of $9,000, personnel costs of $7,000, partially offset by an increase in computer expenses.

         Investment income for the three months ended March 31, 2009 was $1,000, compared to $1,000 for the three months ended March 31, 2008.

         Other income was $226,000 for the three months ended March 31, 2009, compared to $25,000 for the three months ended March 31, 2008, both of which were the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $199,000 for the three months ended March 31, 2009, compared to $196,000 for the three months ended March 31, 2008.

NINE MONTHS ENDED MARCH 31, 2009 AS COMPARED WITH NINE MONTHS ENDED MARCH 31,
2008

         Our revenue decreased to $79,000 for the nine months ended March 31, 2009, compared to $83,000 for the nine months ended March 31, 2008. The revenue for the both periods was composed of royalties received from sales of certain products. The revenue for the current period consists of a buy-out of the remaining royalty stream from these products, which was due to expire in 2013-2014; therefore, we expect no royalty revenue from these products in the future.

         Research and development expenses decreased by $236,000, or 71%, to $96,000 for the nine months ended March 31, 2009, compared to $332,000 for the nine months ended March 31, 2008. The decrease in research and development expenses was primarily due to a decrease of $112,000 because of the discontinued clinical trial in France, a refund of $18,000 in clinical trial insurance during the current period, a decrease in contract manufacturing of Oxygent clinical trial material of $63,000, a decrease of $28,000 in research and development personnel costs, a decrease in preclinical costs of $8,000 and a decrease of $16,000 in archiving and storage costs, partially offset by an increase in patent expenses of $10,000 related to a new patent.

         General and administrative expenses decreased by $139,000, or 21%, to $533,000 for the nine months ended March 31, 2009, compared to $672,000 for the nine months ended March 31, 2008. The decrease in general and administrative expenses was primarily a decrease of $78,000 in legal and accounting fees, a decrease of $26,000 in rent and other office-related expenses, a decrease of $19,000 in personnel costs and a decrease of $13,000 in travel expenses.

         For the nine months ended March 31, 2009, we recorded a gain on the disposition of an asset of $25,000, which was primarily due to the agreement to terminate all on-going obligations under previous agreements between the Company and Imcor Pharmaceutical Inc. ("Imcor") whereby both companies agreed that the continuing rights and obligations of each company under the terms of their previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements. In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.

         For the nine months ended March 31, 2009, we recorded a loss on disposition of equipment of $20,000, which was primarily the transfer of $31,000 of equipment, less $11,000 of depreciation, to Double-Crane.

         For the nine months ended March 31, 2008, we recorded a loss on modification of debt of $14,000 resulting from the issuance of an additional note in connection with the 2007 Amendment (see Note 3).

         Investment income decreased by $13,000 to $2,000 for the nine months ended March 31, 2009, compared to $15,000 for the nine months ended March 31, 2008. The decrease was primarily a result of lower cash balances during the current period.

         Other income was $251,000 for the nine months ended March 31, 2009, compared to $188,000 for the nine months ended March 31, 2008, which were both the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

         Interest expense was $596,000 for the nine months ended March 31, 2009, compared to $661,000 for the nine months ended March 31, 2008. The decreased interest expense for the current period was the result of lower Senior Note principal balances due to the conversion of certain principal amounts into common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing. From inception to March 31, 2009, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing of which $41 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

         At March 31, 2009, we had approximately $92,000 in cash compared to $6,000 at June 30, 2008. The increase resulted primarily from the net cash provided by operations of $86,000. At March 31, 2009, we had a working capital deficit of $11.9 million, compared to a working capital deficit of $11.6 million at June 30, 2008. The deficit increase was principally due to a net decrease in prepaid expenses and other current assets of $39,000, a net increase in accounts payable and accrued expenses of $7,000, an increase in deferred compensation of $250,000, an increase in the Senior Note accrued interest of $596,000, partially offset by conversion of a Senior Note and accrued interest of $510,000 and an increase in cash of $86,000. Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

         Net cash provided by operating activities totaled $86,000 for the nine months ended March 31, 2009, compared to net cash used of $813,000 for the nine months ended March 31, 2008. The net cash provided by operating activities during the nine months ended March 31, 2009 was primarily due to a decrease in payments for research and development and general and administrative activities, an increase in deferred compensation, an increase in revenues from the sale of raw material and proceeds from the royalty stream buy-out

         At March 31, 2009, the following approximate debt obligations were outstanding:

         (a) $260,000 owed to various vendors;
         (b) $474,000 in accrued expenses, including $390,000 in deferred compensation;
         (c) $100,000 in deferred revenue;
         (d) $11.2 million in Senior Notes, including $3.2 million in accrued interest;
         (e) $750,000 in deferred royalty payments to be paid through future Imagent earn-out payments, if any. In the event there are no future Imagent earn-out payments, the deferred royalties will not be paid.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred operating losses through March 31, 2009. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2009, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $11.2 million in principal and accrued interest. We currently do not have the resources to repay the Senior Notes. If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation. In the event of our liquidation, it is highly unlikely the holders of our equity securities will receive any of the proceeds of such liquidation. The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

         We were incorporated in New York in 1983. Our principal executive offices are located at 7590 Fay Avenue, Suite 404, La Jolla, California 92037, and our telephone number is (858) 779-1458.

         Our common stock is traded on the OTCBB under the symbol "ALLP.OB."

CRITICAL ACCOUNTING POLICIES

         There were no significant changes in critical accounting policies or estimates from those at June 30, 2008.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         As of March 31, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

ITEM 4T.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "Limitations on the Effectiveness of Internal Controls," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Subsequent to the quarter ended March 31, 2009, holders of certain Senior Notes converted an aggregate of $380,000 in principal and approximately $317,000 in accrued interest into an aggregate of 4,100,345 shares of our common stock at a conversion price of $0.17 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $8 million, and accrued interest under the Senior Notes, totaling $3.2 million, at March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         (a)      Index to Exhibits

Exhibit           Description
-------           -----------

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

__________________
* Filed Herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLIANCE PHARMACEUTICAL CORP.

                                        (Registrant)
Date:    May 15, 2009                   By: /s/  Duane J. Roth
                                           -------------------------------------
                                                 Duane J. Roth
                                                 Chairman and Chief Executive
                                                 Officer


                                        By: /s/  Jack DeFranco
                                           -------------------------------------
                                                 Jack DeFranco
                                                 Chief Operating Officer and
                                                 Chief Financial Officer