Form 10-K
period 2009-06-30
ALLIANCE PHARMACEUTICAL CORP.
filed 2010-05-21
CIK 736994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-12950

ALLIANCE PHARMACEUTICAL CORP.
(Exact name of registrant as specified in its charter)

New York	14-1644018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 General Atomics Ct, MS 02/606, San Diego, California 92121
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (858) 779-1458

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

As of March 31, 2010, 67,459,219 shares of common stock were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, as of March 31, 2010, the last business day of the 3rd fiscal quarter, was approximately $674,000 based on the average high and low price of $0.01 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date.  Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The Company’s determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at May 20, 2010 was 67,459,219.

FORM 10-K

INDEX

Forward-Looking Statements

This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks.  The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for 2010 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  These risks include, but are not limited to:

•	demand for the repayment of our senior convertible promissory notes under which we are currently in default (the “Senior Notes”);
•	our inability to obtain adequate financing for our development efforts or to repay the Senior Notes;

•	our inability to enter into collaborative relationships to further develop and commercialize our products;

•	changes in any of our existing relationships or the inability of any collaborative partner to adequately commercialize our products;

•
the uncertainties associated with the lengthy regulatory approval process in the U.S. and foreign countries, including uncertainties associated with the United States Food and Drug Administration  (the “FDA”) decisions and timing of product development or approval;

•	the uncertainties associated with obtaining and enforcing patents important to our business;

•	possible competition from other products;

•	difficulties in manufacturing our products on a large scale;

•	the ability to obtain necessary raw materials at cost-effective prices or at all;

•	failure to obtain market acceptance;

•	the uncertainty of the timing of product approvals and introductions and of sales growth; and

•	the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

You should read this report, including the Section entitled “Risk Factors,” with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this report by these cautionary statements and the risk factors set forth in this report.

PART I

Except for historical information, the matters set forth in this report are forward–looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein.  Alliance Pharmaceutical Corp. refers you to cautionary information and risk factors contained elsewhere herein and in other documents filed with the Securities and Exchange Commission (“SEC”) from time to time.  As used herein, the terms “We,” “Our,” “Us,” “Company” or “Alliance” refer to Alliance Pharmaceutical Corp. and its subsidiaries.

Item 1.  Business

Overview

We are a pharmaceutical research and development company that is focused on developing our product, Oxygent™, (perfluorochemical (“PFC”) emulsion) an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients.

We were incorporated in New York in 1983.  Our principal executive offices are located at 3550 General Atomics Ct, MS 02/606, San Diego, California 92121, and our telephone number is (858) 779-1458.

You can view our filings with the SEC online at the SEC’s Web site, http://www.sec.gov.  See “Where You Can Find More Information” for additional information regarding us.

In September 2004, we entered into a Senior Note Purchase Agreement and Registration Rights Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million (the “Amended Purchase Agreement”).  In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the “2006 Amendment”).  In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the “2007 Amendment”) (see Note 4 to our accompanying consolidated financial statements for a description of the terms).  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.4 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.

We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.

If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

OxygentTM

Background

For several decades scientists have pursued the development of a so called “artificial blood” – seeking a product that would be safe, universally compatible with all blood types and readily available.  Though the safety of allogeneic (donor) blood with regard to reducing the risk of transmission of certain infectious diseases (i.e., hepatitis, HIV, West Nile) has improved significantly, it is virtually impossible to achieve a zero-risk blood supply.  Currently, the major risks include documented cases of additional blood transmissible diseases such as Chagas disease, a deleterious effect on the recipient’s immune function, acute or fatal hemolytic transfusion reactions due to donor/recipient incompatibility and mismatched blood type (ABO) because of clerical errors.

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

Frequent shortages in the blood supply have also become prevalent worldwide, due in part to the elimination of financial incentives to donate blood (i.e., paid donors), progressively more restrictive eligibility requirements for donors and an aging demographic, which increases overall demand while requiring more need for younger donors to donate more often.  As a result, many countries are experiencing chronic shortages of blood.

Artificial oxygen carriers (commonly referred to as “blood substitutes” or, more appropriately, oxygen therapeutics) have the potential to play a pivotal role in easing the increasingly frequent blood shortages, avoiding transfusion-related safety issues and, in the process, profoundly changing patient care and the practice of transfusion medicine.

After years of intensive clinical development of oxygen carriers, the only Phase 3 study to show efficacy in reducing allogeneic blood transfusion is the Phase 3 general surgery study of Oxygent with aggressive acute normovolemic hemodilution (“ANH”), a blood conservation technique that typically involves the collection of two to three units of autologous (the patient's own) blood immediately prior to surgery.  Several products have been tested in a trauma setting with no success to date, primarily due to imbalances in mortality endpoints between the treated and control patients.  Other products have been tested in the surgical setting, but have failed to show clinical benefit or have been associated with an imbalance in side effects.  All studies have used red blood cells (“RBCs”) as a control with the notable exception of Fluosol®, a 20% w/v PFC emulsion, for use as an adjunct to high-risk coronary balloon angioplasty, which was approved for an oxygenation endpoint.  (In 1994, Green Cross Corporation ceased commercialization of Fluosol due to poor sales as a result of the introduction of auto-perfusion catheters eliminating the need for the product in this indication.)  It can be concluded from the developmental history of oxygen carriers that, while they are very effective in the delivery of oxygen, their use in avoiding or reducing transfusion requirements is difficult to prove in either a surgical or a trauma setting using RBCs as a control.

Development

Results from our previous Phase 2 and Phase 3 clinical studies were used to develop the rationale for a new protocol design without autologous blood-conserving procedures (ANH or intraoperative autologous donation (“IAD”)) used in the previous clinical studies.  The efficacy of Oxygent in terms of drug activity, i.e., its ability to deliver oxygen and reverse physiological transfusion triggers, and the ability of Oxygent to enable patients to maintain physiologic stability safely at lower intraoperative hemoglobin (“Hb”) levels were demonstrated in both of our Phase 2 and Phase 3 studies.  Intraoperative hemodynamic instability is often used as an indication of the need for RBC transfusion; therefore, maintenance of hemodynamic stability should lead to a reduction of blood transfusions.  In clinical studies, Oxygent has been shown to correct or improve key physiological parameters such as mean arterial pressure, heart rate and mixed venous oxygen tension equal to or better than a unit of RBCs.

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

This hemoconcentration phenomenon was unexpected to the degree observed and would indicate that patients could be “bridged” by use of an oxygen carrier during surgery and in the early postoperative period until an accurate Hb measurement can be obtained to determine if an RBC transfusion is truly warranted.  Therefore, the use of Oxygent to reverse or prevent intraoperative hemodynamic instability and postoperative hemoconcentration would allow patients to avoid blood transfusions that otherwise would have been considered necessary if solely based on the measured intraoperative Hb levels.  The decision as to the need to transfuse would be made in the postoperative period after hemoconcentration has occurred as described above.

Collaborative Relationships

A key aspect of our business strategy is to selectively enter into collaborations with third parties.  We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise.  The following is a brief description of our material collaboration agreements.

Beijing Double-Crane Pharmaceutical Co., Ltd. (“Double-Crane”)  On May 13, 2005, our subsidiary PFC Therapeutics, LLC (“PFC Therapeutics”) and Double-Crane, the market leader for IV solutions and one of the largest pharmaceutical companies in the People’s Republic of China (the “PRC”), entered into a development, license and supply agreement ("the Double-Crane Agreement") for the development of Oxygent in the PRC.  Alliance and Double-Crane formed a Joint Development Team to manage the development of Oxygent in the PRC.  Under the Double-Crane Agreement, Alliance provided Double-Crane with the documentation necessary to enable Double-Crane to translate all relevant data and other information into Chinese prior to the submission of an Investigational New Drug (“IND”) application with the State Food and Drug Administration PRC (the “sFDA”) and Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us.  The upfront license fee of $500,000 was recognized as license revenue during the year ended June 30, 2007.  Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for Oxygent in the PRC.  Alliance will have the right to use in other countries any data derived from the clinical trials.  Double-Crane will manufacture Oxygent in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

In February 2007, Alliance manufactured and released product samples; however, in accordance with the current regulations of the sFDA, the supplies for the IND application and clinical development must be manufactured in a facility in the PRC.  As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC.  Double-Crane has begun construction of an emulsion manufacturing facility and has purchased equipment and instrumentation for installation.  Double-Crane has also expressed a desire to supply Alliance with clinical and commercial supplies of Oxygent from its facilities, which would be contingent on Double-Crane's compliance to Current Good Manufacturing Practices (“cGMP”) and registration with the U.S. FDA.

Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed-upon clinical development plan.  Once the sFDA approves the application, Double-Crane will start the clinical trials.

LEO Pharma A/S. (“LEO”)  On December 22, 2004, PFC Therapeutics and LEO, one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”).  The terms of the license agreement, if entered into, would include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for Oxygent development in Europe and royalties on commercial sales of Oxygent in Europe and Canada.  On January 5, 2005, we received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement.  Because the amendment discussed below extends LEO’s due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheet at June 30, 2009.

On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement.  The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus study.  In November 2007, we suspended a Phase2b trial in France, specifically designed to observe postoperative ileus; however, the postoperative ileus endpoints will be incorporated in the Phase 2 clinical study conducted by Double-Crane in the PRC.  The remaining terms of the LEO Exclusivity Agreement remain in full force and effect.

Il Yang Pharm. Co., Ltd. (“Il Yang”)  On April 19, 2004, PFC Therapeutics and Il Yang signed an agreement granting Il Yang exclusive rights to promote, market, distribute and sell Oxygent for any approved clinical use, including all future approved uses, in South Korea (the “Il Yang Agreement”).  Under the terms of the Il Yang Agreement, PFC Therapeutics will be initially responsible for the commercial supply of Oxygent to Il Yang and will receive a royalty on Oxygent sales following commercialization.  Il Yang will also make certain future payments on the completion of various regulatory milestones for development in Europe and the U.S.

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

Intellectual Property

Patents and other proprietary rights are an essential part of our business.  We seek proprietary protection for our products, processes, technologies and ongoing improvements.  We continue to pursue patent protection in the U.S. and in foreign countries that we regard as important for future endeavors.  In the U.S., Europe, Japan, Canada and other countries, Alliance has a patent position, dating back to October 1992, on a second generation of stable fluorocarbon emulsions for any use, including in vivo oxygen delivery.  These patents will remain in force in the U.S. and other countries until 2012 – 2014.  Alliance has received notice from the U.S. Patent Office that all claims have been allowed on its recent patent application covering the specific formulation of AF0144.

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

Companies remaining active in the development of a blood substitute product include Sangart Inc. (“Sangart”), HemoBioTech Inc. (“Hemobiotech”) and Oxygen Biotherapeutics Inc., formerly Synthetic Blood International, (“Oxygen Biotherapeutics”).  There are two primary approaches for oxygen delivery used in blood substitute products: PFC emulsions, the approach used in Oxygent, and hemoglobin solutions.

Hemoglobin solution development efforts typically employ chemical modification of stroma-free hemoglobin derived from human or bovine RBCs.  There were several companies working on hemoglobin solutions as temporary oxygen carrier blood substitutes.  Biopure Corporation and Northfield Laboratories Inc. have both filed for bankruptcy due to failed clinical development and regulatory submissions.  Sangart’s European Phase 3 clinical trials failed to meet the designated endpoint and Sangart is refocusing clinical efforts to trauma and sickle cell anemia.  Hemobiotech has licensed a bovine-based technology from Texas Tech University and is in the research phase of development.

With respect to PFC emulsion development, Oxygen Biotherapeutics has initiated Phase 2 trials in patients with brain trauma in Switzerland and Israel.  We are also aware of one product, Perftoran, which is a dilute first-generation PFC-based emulsion that was developed at the Russian Academy of Sciences and has been approved in 1999 in Russia and other countries for a variety of clinical indications.

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

Government Regulation

Our products require governmental approval before production and marketing can commence.  The regulatory approval process is administered by the FDA in the U.S., by the European Medicines Agency (the “EMEA”) in the European Union, by the sFDA in the PRC and by similar agencies in other countries.  The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

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

Clinical trials are typically conducted in three sequential phases, although the phases may overlap.  In Phase 1, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance.  Phase 2 typically involves studies in a larger patient population to identify possible adverse events (“AEs”) and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules.  Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued.  Each trial is conducted in accordance with current Good Clinical Practice (“cGCP”) standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated.  Each protocol must be submitted to the FDA as part of the IND application.  Further, an independent Investigational Review Board (“IRB”) or Ethics Committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study.  The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Following completion of these studies, a New Drug Application (an “NDA”) must be submitted to and approved by the FDA in order to market the product in the U.S., while a Marketing Authorization Application (“MAA”) is submitted to the EMEA in Europe.  Similar applications, generally based upon data already collected for an NDA or MAA, are then used to file for marketing approval in foreign countries.  If and when approval is obtained to market a product, the FDA’s (or applicable foreign agency’s) regulations will then govern manufacturing and commercialization activities.

Perfluorooctylbromide (“Perflubron”) is an eight-carbon halogenated fluorocarbon liquid.  Certain halogenated fluorocarbons (primarily the lower molecular weight gaseous chlorofluorocarbons) have been implicated in stratospheric ozone depletion.  The FDA issued a Finding of No Significant Impact under the National Environmental Protection Act in connection with the approval for marketing of Imagent® GI, a perflubron-based drug we previously developed; however, all materials contained in our products remain subject to regulation by governmental agencies.

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

Employees

We have two part-time employees.  None of our employees are represented by a labor union and we believe that our employee relations are satisfactory.  We also maintain agreements with five research and development consultants.

Item 1A.  Risk Factors

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

Risks Related to Our Business

We are not actively pursuing our business plan due to a lack of financial resources; rather, we are exploring strategic alternatives that will likely result in our common stock have no value.

We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.  If we liquidate and wind up our operations, via bankruptcy, or otherwise sell our assets or business to one or more third parties, it is highly unlikely the holders of our common stock will receive anything and your investment in us will have no value.

We are in default under the terms of our Senior Notes and may have to liquidate.  If we are liquidated or sell our assets or business, it is highly unlikely that the holders of our common stock we receive anything and your investment in us will be worth nothing.

In September 2004, we entered into a Senior Note Purchase Agreement and Registration Rights Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million (the “Amended Purchase Agreement”).  In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the “2006 Amendment”).  In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the “2007 Amendment”) (see Note 4 to our accompanying consolidated financial statements for a description of the terms).  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.4 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

We have a history of operating losses and limited product revenues and we may never become profitable.

We are a product development company with no current revenue from product sales.  We have had net operating losses since our inception and we expect such losses to continue until we receive revenues from product sales, if such revenues cover our costs.  As of June 30, 2009, we had an accumulated deficit of $500.8 million.  For the years ended June 30, 2009 and 2008, we incurred net losses of $1.2 million and $1.8 million, respectively.  Substantially all of our revenues to date have come from sources other than product sales, such as licensing fees, milestone payments, and payments to fund research and development activities under joint development and license agreements.  To obtain revenues from our products, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential.  We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

There have been delays in the clinical development of our product candidate Oxygent.

Due to lack of funding, we announced in November 2007 that the Phase 2b clinical trial in France was suspended.  Double-Crane is obligated to initiate clinical trials in the PRC, but we do not expect that these trials will be initiated until calendar year 2012 and they will be Phase 1 clinical trials.  We expect that at least one Phase 2 and two Phase 3 clinical trials with positive results will be required before we are able to seek marketing approval from any regulatory authority with respect to Oxygent.  If the results of our clinical trials with respect to Oxygent are not positive, we may never be able to seek marketing approval for Oxygent from any regulatory authority or to generate significant revenue from product sales.

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

A key aspect of our strategy is to selectively enter into collaborations with third parties.  We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise.  Currently, we do not have a collaboration agreement with any third party to develop our product Oxygent in the U.S.  We have entered into the LEO Exclusivity Agreement that would grant LEO an option to develop and commercialize Oxygent in Europe, an exclusive development, license and supply agreement for Oxygent in the PRC with Double-Crane, and an exclusive distribution agreement with Il Yang to market and sell Oxygent in South Korea.  We do not know if any of these collaborations will be successful in developing or effectively commercializing our products or technologies because they:

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

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.

Conflicts may arise in our collaborations due to one or more of the following:

•	disputes with respect to payments that we believe are due under a collaboration agreement;
•	disagreements with respect to ownership of intellectual property rights;
•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;
•	delay of a collaborator’s development or commercialization efforts with respect to our drug candidates; or
•	termination or non-renewal of the collaboration.

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

Delays, suspensions and terminations of our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

Our clinical trials may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
•	failure to conduct clinical trials in accordance with regulatory requirements;
•	lower than anticipated enrollment rate of patients in clinical trials;
•	serious AEs or side effects experienced by participants; and
•	insufficient supply or deficient quality of drug supply or other materials necessary for the conduct of our clinical trials.

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

Even if our product candidates are approved for commercial sale by the FDA, European or other foreign regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any AEs;
•	availability of alternative treatments;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	effectiveness of our or our collaborators’ sales and marketing strategy; and
•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

Our ability to commercialize our products successfully depends in part on the extent to which the cost of the products and related treatment will be reimbursed by government authorities, private health insurers and other group purchasing organizations.  Third-party payors are increasingly challenging the prices charged for medical products and services.  The purchase of healthcare services and products could be significantly affected by:

•	the trend toward managed healthcare in the U.S.;
•	the growth of group purchasing organizations; and
•	legislative proposals to reform healthcare and government insurance programs.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of Oxygent;
•	whether we generate revenues by achieving specified research and development or commercialization milestones under any agreements;
•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;
•	the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;
•	the timing of our ability to satisfy applicable regulatory requirements;
•	the rate of expansion of our clinical development and other internal research and development efforts;
•	the effect of competing technologies and products and market developments; and
•	general and industry specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our internal control over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting to allow management to report on those internal controls as of the end of each year.  Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods.  Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment.  If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our stock price.

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

There is significant litigation in our industry regarding patent and other intellectual property rights.  If our product development activities are found to infringe any such intellectual property rights of others, we may have to pay significant damages.  We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets, or determine the scope and validity of third-party proprietary rights.  From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us.  Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.  If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose.  We may not be able to afford the costs of litigation.  Any legal action against our company or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or
•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

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

Risks Related to an Investment in Our Securities

There is a large number of shares of our common stock that may be sold in the market as a result of an offering, which may cause the price of our common stock to decline.

As of May 20, 2010, 67,459,219 shares of our common stock were outstanding.  On September 30, 2004, we registered, pursuant to a Form SB-2, 64,178,599 shares of our common stock that are either outstanding or issuable upon exercise of outstanding warrants or conversion of the Senior Notes held by certain shareholders.  These shares, upon acquisition, unless held by “affiliates,” will be freely tradable without restriction or further registration under federal securities laws pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

The market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;
•	economic and political developments affecting the economy as a whole;
•	results of our clinical trials;
•	our inability to manufacture products on a large scale;
•	short-selling programs;
•	the stock market’s perception of the biotechnology industry as a whole;
•	technological innovations by others;
•	proprietary rights disputes or litigation;
•	changes in earnings estimates by analysts;
•	additions or departures of key personnel; and
•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

The report of our independent registered public accounting firm on our 2009 consolidated financial statements contains a going concern modification, and we will need additional financing to execute our business plan, fund our operations and to continue as a going concern, which additional financing may not be available on a timely basis, or at all.

We have limited remaining funds to support our operations.  We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We will not be able to execute our current business plan, fund our business operations or continue as a going concern long enough to achieve profitability unless we are able to secure additional funds.  The Report of Independent Registered Public Accounting Firm on our June 30, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. However, in order to continue to develop Oxygent, we will need to secure additional funds.  If adequate financing is not available, we will not be able to continue developing Oxygent.  In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We will be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a licensing arrangement or any similar financing.  Future financings through equity investments are likely to be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects.  In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments generally and specifically in the pharmaceutical industry.  In addition, the fact that we are not profitable and will need significant additional funds to continue to develop Oxygent, could further impact the availability or cost of future financings.  As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.  If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations.

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

We were unable to obtain an audit on a timely basis.

We were unable to obtain an audit of our annual financial statements for the year ended June 30, 2009 contained herein on a timely basis by an independent registered public accounting firm using professional auditing standards and procedures.  Although such an audit is required by Form 10-K pursuant to Rule 10-01(d) of Regulation S-X, because the Company did not have the funds to pay an independent registered public accounting firm to audit the annual financial statements and, therefore, is filing this Form 10-K for the year ended June 30, 2009 as required by applicable SEC rules late.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We are leasing approximately 355 square feet of space within a facility in San Diego, California.  This space is used for general administration.

Item 3.  Legal Proceedings

None.

Item 4.  [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock is currently traded in the over-the-counter market, and prices therefore are quoted on the Pink Sheets under the symbol ALLP.PK.  Our common stock was previously quoted on the over-the-counter bulletin board (“OTCBB”) through November 17, 2009 under the symbol ALLP.OB.

The following table sets forth for the periods indicated the high and low bid prices per share for our common stock as reported by the OTCBB.  The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

		HIGH BID	LOW BID
Fiscal 2009
	Quarter ended June 30, 2009	$0.03	$0.01
	Quarter ended March 31, 2009	$0.02	$0.00
	Quarter ended December 31, 2008	$0.02	$0.00
	Quarter ended September 30, 2008	$0.03	$0.01

Fiscal 2008
	Quarter ended June 30, 2008	$0.03	$0.02
	Quarter ended March 31, 2008	$0.03	$0.01
	Quarter ended December 31, 2007	$0.06	$0.01
	Quarter ended September 30, 2007	$0.09	$0.04

On May 4, 2010, the closing bid price of the Company’s common stock was $0.01.

There are approximately 800 stockholders of record of our common stock.  We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

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

“Penny Stock” Rules

Until our shares re-qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTCBB or the Pink Sheets.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.  Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions.  If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2009 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)

Equity compensation plans approved by security holders	2,225,200	$2.85	4,102,610

Equity compensation plans not approved by security holders (1)	410,500	$4.08	9,500
Totals	2,635,700	$3.04	4,112,110

(1)	The description of the material terms of non-plan issuances of equity instruments is discussed in Note 6 to the accompanying consolidated financial statements.

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

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2009, holders of certain Senior Notes converted an aggregate of approximately $646,000 in principal and $561,000 in accrued interest into an aggregate of 7,100,345 shares of our common stock at a conversion price of $0.17 per share.

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

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and involve risks and uncertainties.  Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors.  All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

Plan of Operation

(References to years are to our fiscal years ended June 30.)

Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of June 30, 2009, have an accumulated deficit of $500.8 million.  We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

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

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the consolidated financial statements, we may lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.

In September 2004, we entered into the Amended Purchase Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million.  In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the “2006 Amendment”).  In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the “2007 Amendment”) (see Note 4 to our accompanying consolidated financial statements for a description of the terms).  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.4 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.

We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.

If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

Research and Development

For the years ended June 30, 2009 and 2008, we incurred research and development expenses of $97,000 and $363,000, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit.  Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million.  While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million.  We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

In January 2007, the French IRB and the French Competent Authority (regulatory agency) granted approval to start the Phase 2b clinical trial for Oxygent to prevent postoperative ileus resulting from hypoxia during major surgery trial.  Subsequently in November 2007, Alliance suspended the clinical trial due to lack of adequate funding.

On February 6, 2007, we announced the manufacture and release for shipment of Oxygent for the clinical trials planned in France and the PRC.  Alliance successfully completed the contract manufacture of Oxygent clinical trial material.  However, on March 15, 2007, we announced that, in accordance with the current regulations of the sFDA, the supplies for an IND application and clinical development must be manufactured in a facility in the PRC.  As a result, Alliance agreed to accelerate the manufacturing technology transfer to Double-Crane, which originally was planned to occur when Phase 3 trials were initiated in the PRC.  This technology transfer is underway with Double-Crane completing the manufacturing facility and purchasing the required equipment for emulsion manufacture.  Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan.  Double-Crane will start a Phase 1 safety trial in Chinese nationals after the sFDA approves the IND application.

Double-Crane has considerable experience in manufacturing large-volume parenteral and IV solutions and has expressed a desire to supply Alliance with clinical and commercial supplies of Oxygent from its facilities in the PRC.  Supply of Oxygent to the U.S. would be contingent on Double-Crane's compliance to cGMP and registration with the U.S. FDA.

Results of Operations

Year Ended June 30, 2009 as Compared with Year Ended June 30, 2008

Our revenue decreased to $79,000 for the year ended June 30, 2009, compared to $106,000 for the year ended June 30, 2008.  The revenues for both years were primarily royalties.  The revenue for the current period consists of a buy-out of the remaining royalty stream from these products, which was due to expire in 2013-2014; therefore, we expect no royalty revenue from these products in the future.

Research and development expenses decreased by $266,000, or 73%, to $97,000 for the year ended June 30, 2009, compared to $363,000 for the year ended June 30, 2008.  The decrease in research and development expenses was primarily due to a decrease of $112,000 because of the discontinued clinical trial in France, a refund of $18,000 in clinical trial insurance during the current period, a decrease in contract manufacturing of Oxygent clinical trial material of $63,000, a decrease of $28,000 in research and development personnel costs, a decrease in preclinical costs of $8,000, a decrease of $19,000 in archiving and storage costs, a decrease in patent expenses of $11,000 and a decrease in travel of $7,000.

General and administrative expenses decreased by $176,000, or 21%, to $668,000 for the year ended June 30, 2009, compared to $844,000 for the year ended June 30, 2008.  The decrease in general and administrative expenses was primarily due to a decrease of $77,000 in legal and accounting fees, a decrease of $24,000 in rent and other office-related expenses, a decrease of $33,000 in personnel costs, a decrease in $26,000 in annual meeting and other public company costs and a decrease of $16,000 in travel expenses.

For the year ended June 30, 2009, we recorded a gain on the disposition of an asset of $25,000, which was primarily due to the agreement to terminate all on-going obligations under previous agreements between the Company and Imcor Pharmaceutical Inc. (“Imcor”) whereby both companies agreed that the continuing rights and obligations of each company under the terms of their previous agreements were terminated and were of no further force or effect.  Imcor paid $25,000 to Alliance in satisfaction of all of Imcor’s obligations and liabilities under the terms of the previous agreements.  In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.

For the year ended June 30, 2009, we recorded a loss on disposition of equipment of $10,000, which was primarily attributable to the transfer of $31,000 of equipment, less $17,000 of accumulated depreciation, to Double-Crane.

Investment income decreased to $2,000 for the year ended June 30, 2009, compared to $20,000 for the year ended June 30, 2008.  The decrease was primarily a result of a lower average cash balance.

Other income was $251,000 for the year ended June 30, 2009, compared to $188,000 for the year ended June 30, 2008, which were both primarily the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

Interest expense was $785,000 for the year ended June 30, 2009, a decrease of 10% compared to $874,000 for the year ended June 30, 2008.  The decreased expense for the current year was primarily the result of Senior Note conversions during the year.

For the year ended June 30, 2008, we recorded a loss on modification of debt of $14,000 resulting from the issuance of additional notes during that year in connection with the 2007 Amendment.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing.  From inception to June 30, 2009, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing, of which $42 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock (described more fully below).

At June 30, 2009, we had approximately $40,000 in cash compared to $6,000 at June 30, 2008.  The increase resulted primarily from the net cash provided by operations of $31,000.  At June 30, 2009, we had a working capital deficit of $11.5 million, compared to a working capital deficit of $11.6 million at June 30, 2008.  The deficit decrease was principally due to the net decrease in the Senior Note principal and accrued interest amounts of $646,000 and $561,000, respectively, partially offset with an increase in accrued interest of $785,000 and deferred compensation of $334,000.  Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.

In September 2004, we entered into the Amended Purchase Agreement with certain investors pursuant to which we issued our Senior Notes in the approximate principal amount of $10.7 million.  In April 2006, we amended the Amended Purchase Agreement to reduce the conversion price, increase the interest rate and extend the maturity date (the “2006 Amendment”).  In April 2007, the holders of substantially all the outstanding principal amount of the Senior Notes agreed to extend the maturity date, upon certain conditions, to June 30, 2008 (the “2007 Amendment”) (see Note 4 to our accompanying consolidated financial statements for a description of the terms).  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.4 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.

We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.

If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

There was no cash provided by financing activities for the years ended June 30, 2009 and June 30, 2008.

During September 2008, our Board of Directors determined that it was in the best interests of our shareholders to terminate all on-going obligations under previous agreements between the Company and Imcor Pharmaceutical Co. (“Imcor”); therefore, the Company entered into a settlement agreement with Imcor (the “2008 Imcor Agreement”) and, as of the effective date, both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect.  Imcor paid $25,000 to Alliance in satisfaction of all of Imcor’s obligations and liabilities under the terms of the previous agreements and $1,000 in legal fees incurred in connection with the Company’s negotiation and execution of the 2008 Imcor Agreement.  In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.  As a result of the 2008 Imcor Agreement, the Company determined that there will be no future Imagent® earn-out payments.

We no longer have working capital to fund our operations.  Because adequate funds have not been available to us in the past, we have already delayed our Oxygent development efforts and have delayed, scaled back, and/or eliminated one or more of our other product development programs.

At June 30, 2009, the following approximate debt obligations were outstanding:

(a)           $161,000 owed to various vendors;

(b)           $640,000 in accrued expenses, including $560,000 in deferred compensation;

(c)           $100,000 in deferred revenue;

(d)           $10.6 million in Senior Notes, including $3.1 million in accrued interest;

(e)           $750,000 in deferred royalty payments to be paid through future Imagent earn-out payments.  In September 2008, we entered into a settlement agreement that terminated any future Imagent royalty payments to us.

Subsequent Events

On September 11, 2009, Theodore Roth resigned from the Board of Directors of the Company.  Mr. Roth’s resignation reflects his decision to reduce his time commitment to service on boards and did not result from any disagreement with the Company.

In October 2009, holders of certain Senior Notes converted an aggregate of approximately $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

In December 2009, the Company issued a check in the amount of $100 in full payment of a certain Senior Note and all other agreements, amendments, extensions and restatements issued in connection with such Note, including the additional note issued in connection with the amendment to the Senior Convertible Promissory Note Purchase Agreement, all interest accrued on both Notes and all future rights set forth in all included agreements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

ALLIANCE PHARMACEUTICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alliance Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Alliance Pharmaceutical Corp. (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Pharmaceutical Corp. at June 30, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses through June 30, 2009 and has negative working capital at June 30, 2009 of approximately $11,500,000, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ KMJ CORBIN & COMPANY LLP

Costa Mesa, California
May 21, 2010

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash	$40,000	$6,000
Restricted cash	-	16,000
Other current assets	8,000	39,000
Total current assets	48,000	61,000

Property and equipment - net	40,000	87,000
	$88,000	$148,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$161,000	$213,000
Accrued expenses	80,000	74,000
Deferred compensation	560,000	177,000
Deferred revenue	100,000	100,000
Senior notes payable and accrued interest	10,643,000	11,065,000
Total current liabilities	11,544,000	11,629,000

Other liabilities	750,000	750,000

Total liabilities	12,294,000	12,379,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.01 par value; 5,000,000 shares authorized;	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 67,316,592 and 60,216,247 shares issued and outstanding, respectively	673,000	602,000
Additional paid-in capital	487,917,000	486,760,000
Accumulated deficit	(500,796,000)	(499,593,000)
Total stockholders' deficit	(12,206,000)	(12,231,000)
	$88,000	$148,000

See accompanying Notes to Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2009	2008
Revenues
Royalty, license and research	$79,000	$106,000

Operating expenses:
Research and development	97,000	363,000
General and administrative	668,000	844,000
	765,000	1,207,000
Loss from operations	(686,000)	(1,101,000)

Investment income	2,000	20,000
Other income	251,000	188,000
Loss on modification of debt	-	(14,000)
Interest expense	(785,000)	(874,000)
Loss on disposition of equipment	(10,000)	-
Gain on disposition of assets and liabilities	25,000	1,000
Net loss	$(1,203,000)	$(1,780,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted	62,903,000	56,543,000

See accompanying Notes to Consolidated Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at July 1, 2007	794,000	$8,000	46,801,000	$468,000	$484,641,000	$(497,813,000)	$12,696,000)
Issuance of common stock upon conversion of preferred stock	(794,000)	(8,000)	635,000	6,000	2,000	-	-
Issuance of common stock upon conversion of senior notes and accrued interest	-	-	12,780,000	128,000	2,044,000	-	2,172,000
Reversal of accrued costs related to the June 2004 Private Placement					32,000	-	32,000
Compensatory stock options	-	-	-	-	41,000	-	41,000
Net loss	-	-	-	-	-	(1,780,000)	(1,780,000)
Balances at June 30, 2008	-	-	60,216,000	602,000	486,760,000	(499,593,000)	(12,231,000)
Issuance of common stock upon conversion of senior notes and accrued interest	-	-	7,101,000	71,000	1,136,000	-	1,207,000
Compensatory stock options	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(1,203,000)	(1,203,000)
Balances at June 30, 2009	-	$-	67,317,000	$673,000	$487,917,000	$(500,796,000)	$(12,206,000)

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008
Operating activities:
Net loss	$(1,203,000)	$(1,780,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,000	39,000
Loss on modification of debt	-	14,000
Accrued interest on senior notes	785,000	874,000
Compensatory stock options	21,000	41,000
Loss on disposal of equipment	10,000	-
Changes in operating assets and liabilities:
Current assets	60,000	14,000
Accounts payable, accrued expenses and other	324,000	(70,000)
Net cash provided by (used in) operating activities	31,000	(868,000)

Investing activities:
Proceeds from disposition of assets	3,000	1,000
Net cash provided by investing activities	3,000	1,000

Financing activities:
Advances from related party	100,000	-
Payment of related party advances	(100,000)	-
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	34,000	(867,000)
Cash and cash equivalents at beginning of year	6,000	873,000
Cash and cash equivalents at end of year	$40,000	$6,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of senior notes and interest	$1,207,000	$2,172,000
Reversal of accrued costs related to the June 2004 Private Placement	$-	$32,000
Financing of Directors & Officers insurance	$13,000	$-

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company,” “Alliance,” “we” or “us”) are engaged in identifying, designing and developing novel medical products.  The Company is focused on developing its product, Oxygent™, an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients.

Liquidity and Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred operating losses through June 30, 2009 and has negative working capital at that date of approximately $11.5 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Notes 4 and 7, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the “June 2004 Private Placement”).  In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested in the June 2004 Private Placement.  Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the “Senior Notes”), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006.  Because the holders of the Senior Notes were willing to renegotiate their terms, the maturity date of the Senior Notes was extended to April 1, 2007; however, the Company did not have the resources to repay the Senior Notes on April 1, 2007.  The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner (see Note 4).  This amendment was approved by substantially all of the Senior Note holders.  The Company is continuing to seek additional financing to fund its continuing operations.  We have not yet identified a source of the funds, nor do we know if we will be able to do so.  Failure to obtain such financing would likely result in the liquidation of our Company.  It is unlikely that our shareholders would receive any of the proceeds from such liquidation.  Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiaries - Molecular Biosystems, Inc. (“MBI”) and its majority-owned subsidiaries - Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC (“PFC Therapeutics”).  All significant intercompany accounts and transactions have been eliminated.  The operations of the Company’s subsidiaries have been immaterial.

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

The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.  At June 30, 2009, management has determined that there is no impairment of property and equipment.  There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

Licensing and Royalty Revenues

Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectability is reasonably assured.

Raw Material Revenues

The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation.  Such sales in the amount of $251,000 and $188,000 were recorded during the fiscal years ended June 30, 2009 and June 30, 2008, respectively, in connection with raw material that the Company does not market.  Inventory associated with the sales of these raw materials is carried at zero value.  The amounts earned for these sales were recorded as other income in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred.  Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, allocation of payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures.  During the years ended June 30, 2009 and 2008, the Company incurred research and development expenses of approximately $97,000 and $363,000, respectively.  The research and development costs for the current period are primarily costs associated with filing a new patent in certain countries, and archiving and storage costs.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments as of June 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable, accrued expenses and other liabilities.  The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Loss Per Common Share

Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the years ended June 30, 2009 and 2008, as their inclusion would be anti-dilutive.  The outstanding potentially dilutive common shares totaled approximately 62,605,000 and 65,088,000 at June 30, 2009 and 2008, respectively.

Income Taxes

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

Accounting for Stock–Based Compensation

At June 30, 2009, the Company has two stock-based employee compensation plans.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, “Share-Based Payment” (“ASC 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004)) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal years ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

ASC 718 requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the fiscal years ended June 30, 2009 and 2008.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date.  The options generally vest over a four- to five-year period beginning on the date of grant up to one year after the date of grant and have a ten-year term.  As of June 30, 2009, the Company is authorized to issue up to 8,100,000 shares under these plans and has 4,112,110 shares available for future issuance.

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

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for 2008: risk-free interest rate range of 1.83% to 4.05%; dividend yield of 0%; volatility factor of 264%; and a weighted–average expected term of 7 years.  The estimated weighted average fair value at grant date for the options granted during 2008 was $0.03 per option.  There were no options granted in fiscal year 2009.

A summary of option activity as of June 30, 2009 and changes during the year then ended is presented below:

	June 30, 2009
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2008	2,703,800	$3.49	5.84
Options granted	-
Options forfeited/expired	(68,100)	$20.81
Options exercised	-
Options outstanding at June 30, 2009	2,635,700	$3.04	4.96	$-
Unvested options expected to vest at June 30, 2009	465,500	$0.23	5.83	$-
Options exercisable at June 30, 2009	2,160,700	$3.66	4.77	$-

Upon the exercise of options, the Company issues new shares from its authorized shares.

As of June 30, 2009 and 2008, there was approximately $32,000 and $15,000, respectively, net of estimated forfeitures, of total unrecognized compensation cost related to employee and director stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next four years on average.  The total fair value of shares vested during the year ended June 30, 2009 related to employee and director options and options issued to consultants was approximately $19,000 and $2,000 respectively, net of estimated forfeitures.  The total fair value of shares vested during the year ended June 30, 2008 related to employee and director options and options issued to consultants was approximately $35,000 and $6,000 respectively, net of estimated forfeitures.

During the year ended June 30, 2009, the Company allocated $19,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $2,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.  During the year ended June 30, 2008, the Company allocated $35,000 of the stock-based compensation expense related to employee and director stock options to general and administrative expenses and $6,000 of the stock-based compensation expense related to consultant stock options to research and development expenses.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance which is included in the Codification in FASB ASC 105, “Generally Accepted Accounting Principles.”  This guidance modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  The standard is effective for periods ending after September 15, 2009.  This standard will not have a material impact on the financial statements because the FASB has stated that the codification is not intended to change GAAP other than the format of presentation.

In December 2007, the FASB issued guidance which requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The guidance is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt the guidance on July 1, 2009. The Company does not expect the adoption to have a material effect on its consolidated financial statements.

2.  FINANCIAL STATEMENT DETAILS

Property and Equipment – Net

Property and equipment consist of the following at June 30, 2009:

Furniture, fixtures and equipment	$234,000
Less accumulated depreciation and amortization	(194,000)
$40,000

Other Liabilities

During September 2008, our Board of Directors determined that it was in the best interests of our shareholders to terminate all on-going obligations under previous agreements between the Company and Imcor Pharmaceutical Co. ("Imcor"), formerly known as Photogen Technologies, Inc. and, as of the effective date, both companies agreed that the continuing rights and obligations of each company under the terms of the previous agreements were terminated and were of no further force or effect. Imcor paid $25,000 to Alliance in satisfaction of all of Imcor's obligations and liabilities under the terms of the previous agreements and $1,000 in legal fees incurred in connection with the Company's negotiation and execution of the 2008 Imcor Agreement.  In return, Alliance released Imcor from all liabilities, including future royalty payments, if any.  Although the Company released Imcor from future royalty payments, the Company previously entered into a separate agreement with a separate party in which the Company agreed to receive the other party’s consent prior to entering into any agreement that would materially and adversely affect the royalty payments.  As a result, the Company has continued to record the deferred royalty payment of $750,000 as other liabilities in the consolidated balance sheets as of June 30, 2009 and 2008.

3.  PFC THERAPEUTICS, LLC

On December 22, 2004, PFC Therapeutics and LEO Pharma A/S (“LEO”), one of the leading Danish research-based pharmaceutical companies that markets significant products within the fields of dermatology, metabolic and cardiovascular diseases and ophthalmology and antibiotics, signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”).  The terms of the license agreement, if entered into, will include certain initial and future payments to PFC Therapeutics upon the completion of various regulatory and commercial milestones for Oxygent development in Europe and royalties on commercial sales of Oxygent in Europe and Canada.  On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement.  Because the amendment discussed below extends LEO’s due diligence time-period, this amount has been deferred and is included in current liabilities in the accompanying consolidated balance sheets at June 30, 2009 and 2008.

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

On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane"), the market leader for IV solutions and one of the largest pharmaceutical companies in the People's Republic of China (the "PRC"), entered into a development, license and supply agreement ("Double-Crane Agreement") for the development of Oxygent in the PRC.  Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company.  The upfront license fee of $500,000 was deferred until the Company’s obligations to perform were satisfied.  These obligations included the transfer and translation of all intellectual property, preclinical, clinical and regulatory data necessary for Double-Crane’s clinical development and Investigational New Drug (“IND”) application to the State Food and Drug Administration PRC (the “SFDA”).  This transfer and all other corresponding obligations were completed and such amount was recognized as license revenue at June 30, 2007.

Double-Crane intends to pursue an intraoperative and postoperative transfusion avoidance endpoint.  Double-Crane's clinical development plan incorporates a new protocol design that is intended to build on the previously conducted Alliance Phase 2 and Phase 3 clinical trials.

Double-Crane is obligated pursuant to its agreement with Alliance to conduct clinical trials in the PRC in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) Guidelines, which would allow Alliance to use any data derived from the clinical trials in other countries.

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

The Company was unable to complete a Qualified Financing by the requisite dates.  As a result, the Company is in default under the Senior Notes.  Alliance is continuing to seek additional financing that would qualify as a Qualified Financing for the purpose of funding its support of Double-Crane’s development of Oxygent in the PRC.

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.  As of June 30, 2009, we are in default under the terms of the 2007 Amendment and we owe the holders of our Senior Notes approximately $10.6 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.
If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

During the fiscal year ended June 30, 2009, holders of certain Senior Notes converted an aggregate of approximately $646,000 in principal and approximately $561,000 in accrued interest into an aggregate of 7,100,345 shares of our common stock at a conversion price of $0.17 per share.  At June 30, 2009, the principal and accrued interest balances approximate $7.5 million and $3.1 million, respectively.

During the fiscal year ended June 30, 2008, holders of certain Senior Notes converted an aggregate of approximately $2.1 million in principal and approximately $108,000 in accrued interest into an aggregate of 12,780,018 shares of our common stock at a conversion price of $0.17 per share.  At June 30, 2008, the principal and accrued interest balances approximated $8.2 million and $2.9 million, respectively.

5.  RELATED PARTY TRANSACTION

During the fiscal year ended June 30, 2009, the Company’s Chief Executive Officer advanced $100,000 to the Company (the “Advances”).  The Advances were repaid during the period upon receipt of proceeds from the sale of raw material.  No interest was accrued or repaid in connection with the Advances.

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

Based on the Company’s analysis, the reclassification from preferred to common stock did not have a material effect on its consolidated financial statements.  Because the Series F Preferred Stock certificates now represent only the right to receive 635,000 shares of common stock, such shares have been included as common stock in the accompanying consolidated balance sheets.

7.  STOCKHOLDERS’ DEFICIT

June 2004 Private Placement

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

Also in connection with the June 2004 Private Placement, it was determined in June 2008 that the accrued placement fees were overstated by $32,000, which amount was reclassified from additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit at June 30, 2008.

Stock Option Plans

The Company has a 2000 Stock Option Plan and a 2001 Stock Option Plan, which provide for both incentive and non-qualified stock options (the “2000 Plan” and the “2001 Plan”).  These plans provide for the granting of options to purchase shares of the Company’s common stock (up to an aggregate of 2,100,000 and 6,000,000 shares under the 2000 Plan and 2001 Plan, respectively) to directors, officers, employees and consultants.  The optionees, date of grant, option price (which cannot be less than 100% and 80% of the fair market value of the common stock on the date of grant for incentive stock options and non-qualified stock options, respectively), vesting schedule, and term of options, which cannot exceed ten years, are determined by the Compensation Committee of the Board of Directors.

At June 30, 2009, 2,160,700 options were exercisable at a weighted average exercise price of $3.66 per share.  At June 30, 2008, 2,201,300 options were exercisable at a weighted average exercise price of $4.24 per share.

Warrants

At June 30, 2009, the Company had no outstanding warrants.  Warrants to purchase 2,231,893 shares of common stock at prices ranging from $0.17 to $0.50 per share expired on June 8, 2009.  During the years ended June 30, 2009 and 2008, the Company did not grant any warrants and no warrants were exercised.

The following table summarizes common shares reserved for issuance at June 30, 2009 on exercise or conversion of:

Senior Notes and accrued interest	62,605,318
Common stock options (1)	6,747,810
Total common shares reserved for issuance	69,353,128
(1)	Includes 4,112,110 options available to be issued.

8.  INCOME TAXES

No provision for income taxes was recorded for the years ended June 30, 2009 and 2008 due to the significant net operating loss carryforwards.

The significant components of the Company’s deferred tax assets as of June 30, 2009 are shown below.  A valuation allowance of $185 million, of which $0.4 million is related to the year ended June 30, 2009, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

Deferred tax assets consist of the following:

Net operating loss carryforwards	$157,599,000
Research and development credits	26,405,000
Capitalized research expense	396,000
Other - net	117,000
Total deferred tax assets	$184,517,000
Valuation allowance for deferred tax assets	(184,517,000)
Net deferred tax assets	$-

At June 30, 2009, the Company had federal and various state net operating loss carryforwards of approximately $442 million and $50 million, respectively.  The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the approximate fifty to sixty percent limitation on California loss carryforwards.  Approximately $50 million in federal tax loss carryforwards expired in the 2009 fiscal year.  Additional carryforwards will continue to expire in the 2010 fiscal year unless previously utilized.  The Company also has federal and state research and development tax credit carryforwards of approximately $16 million and $10 million, respectively.  Carryforwards will continue to expire in the 2010 fiscal year unless previously utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock and convertible debt on several occasions which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future.  The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future.  If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s net operating loss carryforwards would be subject to an annual limitation under Section 382.  Any limitation may result in expiration of a portion of the carryforwards before utilization.  Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases the facilities in which it operates on a month-by-month basis.  Payments for the office facilities approximate $900 per month.

Rental expense for operating leases approximated $33,000 and $55,000 for the years ended June 30, 2009 and 2008, respectively.  Estimated rental obligations under a month-by-month lease would be $11,000 for fiscal 2010.

Indemnification Obligations

The Company has undertaken certain indemnification obligations pursuant to which it may be required to make payments to an indemnified party in relation to certain transactions.  The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of New York.  In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities.  In connection with certain of its debt, stock purchase and other agreements, the Company has agreed to indemnify lenders, sellers and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements.  The duration of certain of these indemnification obligations does not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

10.  SUBSEQUENT EVENTS

In October 2009, holders of certain Senior Notes converted an aggregate of approximately $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

In December 2009, the Company issued a check in the amount of $100 in full payment of a Senior Note and all other agreements, amendments, extensions and restatements issued in connection with such Senior Note, including the additional note issued in connection with the amendment to the Senior Convertible Promissory Note Purchase Agreement, an aggregate of approximately $1.2 million, all interest accrued on both Notes, an aggregate of approximately $484,000, and all future rights set forth in all included agreements.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2009 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of the Company

The following are the directors of the Company:

Name	Position	Age
Duane J. Roth	Chairman and Chief Executive Officer	59
Pedro Cuatrecasas, M.D.	Director	73
Carroll O. Johnson	Director	76
Stephen M. McGrath	Director	74
Jean G. Riess, Ph.D.	Director	73
Theodore D. Roth*	Director	58
*Mr. Theodore D. Roth resigned from the Board of Directors on September 11, 2009.

Biographical Information Regarding Directors

Duane J. Roth.  Mr. D. Roth has served as a director of the Company since 1985.  He has served as Chief Executive Officer of the Company since 1985 and as Chairman since October 1989.  Prior to joining the Company, Mr. D. Roth served as President of Analytab Products, Inc., an American Home Products company (now Wyeth) involved in manufacturing and marketing medical diagnostics, pharmaceuticals and devices.  For the previous ten years, he was employed in various sales, marketing and general management capacities with Ortho Diagnostic Systems, Inc., a Johnson & Johnson company, which is a manufacturer of diagnostic and pharmaceutical products.  Mr. D. Roth also serves as CEO of CONNECT, a non-profit technology business accelerator in San Diego.  He was one of the co-founders of our company and we believe that his qualifications to sit on our Board include his knowledge of our lead product candidate and his years of experience as an executive in leading pharmaceutical companies.  Mr. D. Roth does not qualify as an “independent” director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules because he is currently employed as our Chief Executive Officer.

Pedro Cuatrecasas, M.D.  Dr. Cuatrecasas was elected as a director of the Company in August 1996.  He has over 35 years of experience in the pharmaceutical industry.  Dr. Cuatrecasas retired from the positions of Vice President of Warner-Lambert Company and President, Parke-Davis Pharmaceutical Research on December 31, 1996, positions he had held since 1989.  During the previous four years, he had been Senior Vice President of Research and Development and Director of Glaxo, Inc.  For the prior ten years, he was Vice President of Research, Development and Medical and Director of Burroughs Wellcome Company.  Dr. Cuatrecasas is a member of the National Academy of Sciences and the Institute of Medicine.  He is currently an independent consultant in pharmaceutical research, an Adjunct Professor in Medicine and Pharmacology at the University of California in San Diego.  He received his M.D. from Washington University School of Medicine.  We believe that his qualifications to sit on our Board include his scientific and technical background and his years of experience as an executive of leading pharmaceutical companies.  Dr. Cuatrecasas qualifies as an “independent” director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Carroll O. Johnson.  Mr. Johnson has served as a director of the Company since 1989.  In 2004, he retired as President of Research Management, Inc., an independent contract research organization that provided services to the pharmaceutical industry.  Previously, he served for 25 years in various research, sales and marketing positions with several pharmaceutical companies, including Pharmacia Laboratories, Inc., where he created a national sales force that introduced three major products.  We believe that his qualifications to sit on our Board include his years of experience in the contract research field and in sales and marketing for the pharmaceutical industry.  Mr. Johnson qualifies as an “independent” director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Stephen M. McGrath.  Mr. McGrath has served as a director of the Company since 1989.  In May 1998, he retired as Executive Vice President of CIBC World Markets, Inc. and as the Director of its Corporate Finance Department.  For the eleven years prior to his employment by CIBC Oppenheimer in 1983, he held various executive positions with Warner-Lambert Company.  Before joining Warner-Lambert, Mr. McGrath was Controller and Assistant Treasurer of Sterling Drug, Inc. and a certified public accountant for Price Waterhouse & Co.  We believe that his qualifications to sit on our Board include his expertise in investment banking and financial advisory services and his years of experience as an executive in leading pharmaceutical companies.  Mr. McGrath qualifies as an “independent” director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Jean G. Riess, Ph.D.  Professor Riess has served as a director of the Company since 1989.  Until his retirement in 1996, he had been the Director of Laboratoire de Chimie Moléculaire at the University of Nice for over 20 years.  He has been an active researcher since receiving a Ph.D. from the University of Strasbourg, with numerous patents and over 380 publications.  For more than 20 years, Dr. Riess has focused on chemistry related to perfluorochemical emulsions for medical application.  He has directed research in synthesis of tailored perfluorochemicals, in emulsion technology, in synthesis of fluorinated surfactants, in the physical chemistry of emulsion stabilization and in surfactant self-aggregation.  We believe that his qualifications to sit on our Board include his scientific and technical knowledge of our perfluorochemical emulsion technology and his patents pertaining to such.  Dr. Riess qualifies as an “independent” director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Theodore D. Roth.  Mr. T. Roth served as a director of the Company from 1998.  T. Roth is Duane J. Roth’s brother.  He resigned from the Board of Directors on September 11, 2009.  Mr. T. Roth’s resignation reflects his decision to reduce his time commitment to service on boards and did not result from any disagreement with the Company.

Committees of the Board of Directors and Meetings

During the fiscal year ended June 30, 2009, there were three meetings of the Board of Directors.  In addition, during the fiscal year ended June 30, 2009, each Board member attended 75% or more of the aggregate meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

Shareholders may communicate with members of the Company’s Board by mail addressed to the full Board, a specific member of the Board or to a particular committee of the Board at 3550 General Atomics Ct, MS 02/606, San Diego, CA 92121.

The Board has also established an Executive Committee, a Compensation Committee, an Audit Committee and a Nominating Committee.

Executive Committee

The Executive Committee was established to act when the full Board of Directors is unavailable.  The Executive Committee held no meetings during fiscal year 2009.  It has all the authority of the Board between meetings of the entire Board as to matters, which have not been specifically delegated to other committees of the Board, except the authority that by law cannot be delegated by the Board of Directors.  The members of the Executive Committee are Dr. Cuatrecasas and Mr. D. Roth.

Compensation Committee

The Compensation Committee advises and makes recommendations to the Board of Directors regarding matters relating to the compensation of directors, officers and senior management.  The Compensation Committee held no meetings during fiscal year 2009.  The members of the Compensation Committee are Dr. Cuatrecasas and Messrs. Johnson and McGrath.  The Compensation Committee has not adopted a written charter.

Audit Committee

The Audit Committee advises and makes recommendations to the Board concerning our internal controls, our independent auditors and other matters relating to our financial activities and reporting.  The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee held no meetings during fiscal year 2009.  The Audit Committee is composed of Messrs. Johnson and McGrath.  Our audit committee financial expert is Mr. McGrath.  All members of the Audit Committee are independent (as that term is used in Item 7(d)(3) of Schedule 14A under the Exchange Act, as amended, and as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules).  The Audit Committee has adopted a written Audit Committee Charter, which requires that the Company’s Audit Committee be comprised of three (3) members.  Therefore, the Company is actively searching for an alternative independent director who is willing to serve on this committee.

Nominating Committee

The Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Company’s Board of Directors and committees thereof.  The Nominating Committee held no meetings during fiscal year 2009.  The Nominating Committee is composed of Dr. Riess and Mr. Johnson.  All members of the Nominating Committee are independent of management (as that term is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules).  The Nominating Committee has not adopted a written Nominating Committee Charter.

When considering a potential candidate for membership on the Company’s Board of Directors, the Nominating Committee considers relevant business and industry experience and demonstrated character and judgment.  There are no differences in the manner in which the Nominating Committee evaluates a candidate that is recommended for nomination for membership on the Company’s Board of Directors by a Shareholder.

The Nominating Committee will consider shareholder nominations for directors submitted in accordance with the following procedure:  A notice relating to the nomination must be timely given in writing to the Secretary of the Company prior to the meeting.  Such notice must be accompanied by the nominee’s written consent, contain information relating to the business, experience and background of the nominee, and contain information with respect to the nominating Shareholder and persons acting in concert with the nominating Shareholder.

Code of Ethics

Our Board has adopted a Code of Ethics for the Chief Executive Officer and senior financial officers to govern their conduct.

Executive Officers of the Company

The following are the executive officers of the Company:

Duane J. Roth.  Mr. Roth has been our Chief Executive Officer since 1985 (see above).

B. Jack DeFranco.  Mr. DeFranco, who is 64, has served as our President and Chief Operating Officer since October 2005.  From June 2003 to October 2005, Mr. DeFranco was the Senior Vice President and Chief Operating Officer of Imcor Pharmaceutical Co.  For the ten years prior to that, Mr. DeFranco was Vice President of Business Development and Marketing with Alliance.  Previously, Mr. DeFranco held various management positions in business development, marketing and sales with Smith & Nephew and Johnson and Johnson.  In his career he has launched over 20 medical products, many of which were related to blood transfusion safety.  Mr. DeFranco holds a BS in Biology from Stephen F. Austin University and an MBA and a Masters in Finance from Fairleigh Dickenson University.

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5s were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the 2009 fiscal year were met in a timely manner by its directors, executive officers and greater than 10% beneficial owners.

Item 11.  Executive Compensation

Compensation of Executive Officers

Set forth below is information regarding compensation earned by, paid or awarded to the following executive officers during the fiscal year ended June 30, 2009: (i) Duane J. Roth, our Chief Executive Officer (“CEO”); and (ii) B. Jack DeFranco, our President, Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”).  The identification of such named executive officers is determined based on the individual’s total compensation for the fiscal year ended June 30, 2009, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals.  We refer to these executives collectively as the “Named Executive Officers.”

The following table sets forth for our Named Executive Officers: (i) the dollar value of base salary earned during the fiscal years ended June 30, 2009 and 2008; and (ii) the dollar value of total compensation for the fiscal years.  No compensation in the form of bonuses, stock awards, option awards, non-equity incentive plan awards or other non-salary compensation was paid or granted to the Named Executive Officers during the 2009 or 2008 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)(a)(b)

Duane J. Roth	2009	$120,000	$ -
Chief Executive Officer	2008	$120,000	$60,000

B. Jack DeFranco	2009	$235,000	$19,000
President, COO, CFO	2008	$235,000	$157,000

(a)	The Board of Directors has determined that, as in fiscal year 2008, there will be no executive bonuses for fiscal year 2009.
(b)	Difference between salary and total has been deferred until funds become available.

Employment Agreements

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at June 30, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Duane Roth	16,800	-	-	$13.750	08/11/09
	22,000	-	-	$38.750	12/28/09
	22,000	-	-	$64.375	11/08/10
	22,000	-	-	$13.750	02/21/11
	85,000	-	-	$ 3.100	11/06/11
	180,000	-	-	$ 0.410	06/22/14
	750,000	250,000	250,000	$ 0.290	01/12/15

B. Jack DeFranco	50,000	150,000	150,000	$ 0.110	10/13/15

(a)	Upon grant, the Board of Directors determined milestones upon which portions of these options vest.

DIRECTOR COMPENSATION

The following table provides information concerning all compensation paid to our directors during the fiscal year ended June 30, 2009.

2009
Name	Option Awards ($) (5)	Total ($)
Pedro Cuatrecasas, MD (1)	$-	$-
Carroll O. Johnson (2)	$-	$-
Stephen M. McGrath (3)	$-	$-
Jean G. Riess, Ph.D. (4)	$-	$-
Theodore D. Roth	$-	$-

(1)	Dr. Cuatrecasas holds options to buy 130,500 shares.
(2)	Mr. Johnson holds options to buy 129,000 shares.
(3)	Mr. McGrath holds options to buy 133,500 shares.
(4)	Professor Riess holds options to buy 143,500 shares.
(5)
There were no stock options, the only director compensation, granted during fiscal year 2009 since options are granted to members of our Board of Directors on the date of our Annual Meeting, which there was none held during our fiscal year ended June 30, 2009.

Compensation of Directors

Directors of the Company do not receive cash compensation for attendance at Board of Directors’ meetings or committee meetings.  Non-qualified stock options are awarded to non-employee directors pursuant to the Formula Stock Option Plan for Non-Employee Directors of the Company (the “Directors’ Formula Option Plan”).  Options under the Directors’ Formula Option Plan are granted under and subject to our 1991 Stock Option Plan, 2000 Stock Option Plan and 2001 Stock Option Plan.  The options have a term of ten years from the date of grant and are exercisable at a price per share equal to the fair market value of a share of common stock on the date of grant.  Each non-employee director (i) upon his initial election, shall automatically be granted an option to acquire 5,000 shares of common stock which shall be exercisable in four installments of 1,250 shares each with the first installment being at his initial election and the remaining installments becoming exercisable on the date of each annual meeting of the Board of Directors thereafter that such person is a director, until fully exercisable, and (ii) upon the third annual meeting following his initial election and each annual meeting thereafter that such person remains a non-employee director, shall automatically be granted an option to acquire 1,500 shares of common stock.  Except as otherwise described above, all options are immediately exercisable in full on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2010 by: (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s directors; (iii) the Company’s Named Executive Officers; and (iv) all of the Company’s directors and the executive officers as a group:

	Amount and Nature of Beneficial Ownership (2) (3)	Percentage of Class Beneficially Owned
Name and Address (1)
Executive Officers and Directors:
Duane J. Roth	1,145,742 (4)	1.67%
Pedro Cuatrecasas, M.D.	131,100 (5)	*
Carroll O. Johnson	121,500 (6)	*
Stephen M. McGrath	731,801 (7)	1.08%
Jean G. Riess, Ph.D.	135,447 (8)	*
B. Jack DeFranco	50,000 (9)	*
All directors and executive officers as a group (6 persons)	2,315,590	3.35%

5% Shareholders:
Biomedical Value Fund, L.P.	7,494,900 (10)	9.99%
Biomedical Offshore Value Fund, Ltd.	7,494,900 (11)	9.99%
Jan Dekker	4,061,353 (12)	5.68%
Osiris Investment Partners LP	4,025,045 (13)	5.63%

* Indicates ownership of less than 1% of outstanding shares.

(1)	The address of each of the executive officers, directors and nominees for director is c/o Alliance Pharmaceutical Corp., 3550 General Atomics Ct, MS 02/606, San Diego, California 92121.

(2)	Each person listed or included in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3)
Shares subject to options and warrants currently exercisable or exercisable within 60 days after December 31, 2009 are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding.

(4)
Consists of (i) 86,742 shares owned by Mr. D. Roth, (ii) 47,000 shares subject to options granted by the Company under its 1991 Stock Option Plan (the “1991 Plan”), (iii) 262,000 shares subject to options granted by the Company under its 2000 Stock Option Plan (the “2000 Plan”), and (iv) 750,000 shares subject to options granted by the Company under its 2001 Stock Option Plan (the “2001 Plan”).

(5)
Consists of (i) 14,600 shares owned by Dr. Cuatrecasas, (ii) 10,000 shares subject to options granted by the Company under the 1991 Plan, (iii) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(6)
Consists of (i) 5,000 shares owned by Mr. Johnson, (ii) 10,000 shares subject to options granted by the Company under the 1991 Plan, (iii) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(7)
Consists of (i) 612,301 shares owned by Mr. McGrath, (ii) 13,000 shares subject to options granted by the Company under the 1991 Plan, (iii) 44,000 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(8)
Consists of (i) 15,947 shares owned by Dr. Riess, (ii) 14,500 shares subject to options granted by the Company under the 1991 Plan, (iii) 42,500 shares subject to options granted by the Company under the 2000 Plan, and (iv) 62,500 shares subject to options granted by the Company under the 2001 Plan.

(9)	Consists of 50,000 shares subject to options granted by the Company under the 2001 Plan.

(10)
Consists of 7,494,900 shares of common stock issuable upon conversion of a note.  The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock.  This restriction may be waived by the Shareholder at its election upon 61 days’ prior notice to us and in certain other circumstances.  If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 12,105,399.

(11)
Consists of 7,494,900 shares of common stock issuable upon conversion of a note.  The Shareholder has contractually agreed to restrict its ability to convert such that the number of shares of our common stock held by it does not exceed 9.99% of our outstanding shares of common stock.  This restriction may be waived by the Shareholder at its election upon 61 days’ prior notice to us and in certain other circumstances.  If the Shareholder waived this restriction, the number of shares of our common stock beneficially owned by it would be 8,070,266.

(12)	Includes of 4,060,353 shares of common stock issuable upon conversion of a note.

(13)	Consists of 4,025,045 shares of common stock issuable upon conversion of a note.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence – see discussion in “Directors of the Company.”

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) served as independent registered public accounting firm for the Company for the fiscal years ended June 30, 2009 and 2008; however, the Company did not have the funds to pay KMJ to audit our annual financial statements for fiscal year ended June 30, 2009 in a timely manner.  The following table sets forth the aggregate fees billed by KMJ for services performed during the fiscal years ended June 30, 2009 and 2008, respectively:

	Fees billed by KMJ for year ended	Fees billed by KMJ for year ended
Type of Service	June 30, 2009	June 30, 2008
Audit Fees (1)	$44,550	$65,450
Audit-Related Fees	-	-
Tax Fees (2)	-	13,500
All Other Fees (3)	6,050	-
Total	$50,600	$78,950

(1)	Composed of the audits of our annual financial statements and reviews of our quarterly financial statements, as well as attest services, comfort letters and consents to SEC filings.

(2)	Composed of services for tax compliance, which includes services related to the preparation tax returns for the years ended June 30, 2004, 2005 and 2006.

(3)	Composed of fees related to the audit of the Company’s 401(k) Plan for the year ended December 31, 2006.

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

The Audit Committee believes that all services rendered to the Company by KMJ were compatible with maintaining KMJ’s independence.

The Company has not retained KMJ to perform services in connection with (a) operating or supervising the operation of the Company’s financial information system or managing the Company’s local area network, or (b) designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company’s financial statements taken as a whole.

PART IV

Item 15.  Exhibits

(a)           Index to Exhibits

Exhibit	Description
2.7
Asset Contribution Agreement dated September 7, 2005 by and among Alliance Pharmaceutical Corp. MultiCell Technologies, Inc., Astral, Inc. and Astral Therapeutics, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 8, 2005).

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
3.4
Certificate of Amendment of the Certificate of Incorporation filed on December 11, 2006 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006).

3.5
Certificate of Correction of the Certificate of Amendment filed on December 15, 2006 (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s registration statement on Form S-2 dated April 19, 1989 (File No. 033-28259)).
4.2	Form of Warrant issued on June 8, 2004, to certain investors and Roth Capital Partners, LLC (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).
4.3	Warrant issued to SDS Merchant Fund L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).
4.4	Warrant issued to Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).
4.5	Warrant issued to Brown Simpson Partners I, Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).
4.6	Form of Senior Convertible Promissory Note (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).
10.1
Formula Award of Stock Options for Non-employee Members of the Board of Directors as approved by shareholders of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994). #

10.2	License Agreement dated September 23, 1997, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 2(a) of the Company’s Report on Form 8-K/A filed on February 27, 1998).
10.3
First Amendment to License Agreement, dated as of December 30, 1998, between the Company and Schering AG, Germany (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1998).

10.4
Split Dollar Life Insurance Agreement between the Company and Duane J. Roth dated November 12, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 1999 (the “September 1999 10-Q”)). #

10.5	Collateral Assignment of Life Insurance Policy between the Company and Duane J. Roth dated November 25, 1998 (incorporated by reference to Exhibit 10(b) of the September 1999 10-Q). #
10.6	Eleventh Amendment to Lease Agreement dated September 1, 1999, between the Company and HUB Properties Trust (incorporated by reference to Exhibit 10(e) of the September 1999 10-Q).
10.7
Asset Purchase Agreement between Alliance and Inhale Therapeutic Systems, Inc. dated October 4, 1999 (incorporated by reference to Exhibit 2(a) of the Company’s Report on Form 8-K dated November 4, 1999 (the “November 1999 8-K”)).

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

10.13
Supply Agreement dated as of July 9, 1999, between the Company and Fluoromed L.P. (incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

10.14	Form of 5% Subordinated Convertible Debenture dated February 11, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated February 11, 2000 (the “February 2000 8-K”)).
10.15	Form of Securities Purchase Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.2 of the February 2000 8-K).
10.16	Form of Registration Rights Agreement dated February 11, 2000 (incorporated by reference to Exhibit 4.3 of the February 2000 8-K).
10.17	Form of 5% Subordinated Convertible Debenture dated August 22, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated August 22, 2000 (the “August 2000 8-K”)).
10.18	Form of Securities Purchase Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.2 of the August 2000 8-K).
10.19	Form of Registration Rights Agreement dated August 22, 2000 (incorporated by reference to Exhibit 4.3 of the August 2000 8-K).
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
10.32
1991 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”)). #

10.33	2000 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(d) of the March 2001 10-Q). #

10.34	2001 Stock Option Plan of the Company as amended through May 8, 2001 (incorporated by reference to Exhibit 10(e) of the March 2001 10-Q). #
10.35
Form of Option Agreement dated June 22, 2001, between the Registrant and certain holders of Series B Preferred Stock of Metracor Technologies, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated June 22, 2001).

10.36
Consulting Agreement dated July 31, 2001, between the Company and Harold W. DeLong. (incorporated by reference to Exhibit 10(hhh) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”)).

10.37
Agreement and Plan of Merger dated as of October 11, 2000, by and between the Company, Alliance Merger Subsidiary, Inc. and Molecular Biosystems, Inc. (incorporated by reference to Exhibit 2.1 to Company’s registration statement on Form S-4, filed on November 9, 2000).

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

10.41	Form of Amendment to the 1991, 2000 and 2001 Stock Option Plans of the Company adopted May 8, 2001 (incorporated by reference to Exhibit 10(jjj) of the 2001 10-K).
10.42	Form of Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K dated October 31, 2001 (the “October 2001 8-K”)).
10.43	Form of Registration Rights Agreement dated October 30, 2001 (incorporated by reference to Exhibit 99.3 of the October 2001 8-K).
10.44	Form of Warrant dated October 30, 2001 (incorporated by reference to Exhibit 99.4 of the October 2001 8-K).
10.45
Supplemental Agreement dated March 15, 2002, between the Company and Inhale Therapeutic Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 15, 2001). (1)

10.46	Form of Contribution Agreement dated October 23, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K dated November 30, 2001).
10.47
Amended and Restated License Agreement dated as of February 22, 2002, between the Company and Schering Aktiengesellschaft (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (the “March 2002 10-Q”)).

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
10.61
Guaranty and Security Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

10.62
Warrant issued November 20, 2003, by PFC Therapeutics LLC to Technology Gateway Partnership, L.P. (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

10.63
Secured Convertible Note dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

10.64
Security Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

10.65
Secured Convertible Note Purchase Agreement dated November 20, 2003, by and between PFC Therapeutics LLC and Technology Gateway Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003).

10.66
Assignment dated April 7, 2004, by and between the Company and Stroock & Stroock & Lavan, LLP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.67
Assignment dated April 7, 2004, by and between the Company and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.68
Assignment dated April 7, 2004, by and between the Company and Brown Simpson Partners I, Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004).

10.69
Licensing, Development and Marketing Agreement dated April 19, 2004, by and between PFC Therapeutics, LLC and Il Yang Pharm. Co. Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on 10-QSB for the quarter ended March 31, 2004). (1)

10.70
Development, Assignment and Supply Agreement dated April 1, 2004, by and between PFC Therapeutics, LLC, and Nycomed Denmark ApS (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004). (1)

10.71
Registration Rights Agreement dated May 27, 2004, by and among the Company and certain investors (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.72
Securities Purchase Agreement dated May 27, 2004, by and among the Company and certain investors (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.73
Rescission and Settlement Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.74
Senior Convertible Promissory Note Purchase Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.75
Registration Rights Agreement dated September 21, 2004, by and among the Company and certain investors (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).

10.76	2001 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K filed on January 14, 2005).
10.77
Exclusivity Agreement dated December 22, 2004, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004). (1)

10.78
Amendment to Exclusivity Agreement dated February 25, 2005, between PFC Therapeutics, LLC and LEO Pharma S/A (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

10.79
Amendment to Supplemental Agreement dated February 7, 2005, between the Company and Nektar Therapeutics (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005). (1)

10.80
Development, License and Supply Agreement dated May 13, 2005, between PFC Therapeutics, LLC and Beijing Double-Crane Pharmaceutical Co., Ltd. and related License Agreement (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005). (1)

10.81
Settlement Agreement and License dated as of September 19, 2005 by and among Imcor Pharmaceutical Co., GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health AS), Alliance Pharmaceutical Corp. and Molecular Biosystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2005).

10.82
Settlement Agreement dated as of September 19, 2005 by and between Imcor Pharmaceutical Co. and Alliance Pharmaceutical Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2005).

10.83
Omnibus Amendment to Senior Convertible Promissory Note Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2006).

10.84	Form of Amended and Restated Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2006).
14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004).
21.1	Subsidiaries *
31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *
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

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)
Date: May 21, 2010	By:	/s/ Duane J. Roth
Duane J. Roth
Chairman and Chief Executive Officer

By:	/s/ B. Jack DeFranco
B. Jack DeFranco
President, Chief Operating & Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Duane J. Roth	Chairman, Chief Executive Officer (Principal Executive Officer)
Duane J. Roth

/s/ B. Jack DeFranco	Chief Operating Officer (Principal Financial Officer)
B. Jack DeFranco

/s/ Pedro Cuatrecasas, M.D.	Director
Pedro Cuatrecasas, M.D.

/s/ Carroll O. Johnson	Director
Carroll O. Johnson

/s/ Stephen M. McGrath	Director
Stephen M. McGrath

/s/ Jean G. Riess, Ph.D.	Director
Jean G. Riess, Ph.D.

Date:           May 21, 2010