Form 10-Q
period 2009-09-30
ALLIANCE PHARMACEUTICAL CORP.
filed 2010-06-04
CIK 736994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended SEPTEMBER 30, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 000-12950
______________________

ALLIANCE PHARMACEUTICAL CORP.
(Name of Registrant in Its Charter)

New York	14-1644018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 General Atomics Ct, MS 02/606 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including are code:  (858) 779-1458

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes  ☐    No  ☒

Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 67,459,219 shares issued and outstanding at May 20, 2010.

ALLIANCE PHARMACEUTICAL CORP.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Part I FINANCIAL INFORMATION:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$12,000	$40,000
Other current assets	4,000	8,000
Total current assets	16,000	48,000

Property and equipment - net	11,000	40,000
	$27,000	$88,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$147,000	$161,000
Accrued expenses	81,000	80,000
Deferred compensation	650,000	560,000
Deferred revenue	100,000	100,000
Senior notes payable and accrued interest	10,832,000	10,643,000
Total current liabilities	11,810,000	11,544,000

Other liabilities	750,000	750,000
Total liabilities	12,560,000	12,294,000

Commitments and contingencies

Stockholders' deficit:
Common stock - $0.01 par value; 150,000,000 shares authorized;
67,316,592 shares issued and outstanding	673,000	673,000
Additional paid-in capital	487,918,000	487,917,000
Accumulated deficit	(501,124,000)	(500,796,000)
Total stockholders' deficit	(12,533,000)	(12,206,000)
	$27,000	$88,000

See accompanying Notes to Condensed Consolidated Financial Statements.

[Miss
ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Revenues:
Royalty, license and research	$-	$-

Operating expenses:
Research and development	1,000	(10,000)
General and administrative	123,000	191,000
	124,000	181,000
Loss from operations	(124,000)	(181,000)

Other income	12,000	25,000
Interest expense	(189,000)	(205,000)
Loss on disposal of equipment	(27,000)	(17,000)
Gain on sale of asset	-	25,000
Net loss	$(328,000)	$(353,000)

Net loss per common share, basic and diluted	$-	$(0.01)

Weighted average shares outstanding, basic and diluted	67,317,000	60,216,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Operating activities:
Net loss	$(328,000)	$(353,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,000	10,000
Accrued interest on senior notes	189,000	205,000
Stock-based compensation	1,000	7,000
Loss on disposal of equipment	27,000	17,000
Changes in operating assets and liabilities:
Other assets	4,000	32,000
Accounts payable, accrued expenses and other	77,000	95,000
Net cash provided by (used in) operating activities	(28,000)	13,000

Increase (decrease) in cash	(28,000)	13,000
Cash at beginning of period	40,000	6,000
Cash at end of period	$12,000	$19,000

See accompanying Notes to Condensed Consolidated Financial Statements.
[M

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2009

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company,” “Alliance,” “we” or “us”) are engaged in identifying, designing and developing novel medical products.  The Company is focused on developing its product, Oxygent™, an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients, with its partner in China (see Note 2).

Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred operating losses through September 30, 2009 and has negative working capital at that date of approximately $11.8 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 3, in June 2004, the Company completed a private placement financing with net proceeds to the Company of approximately $10 million from the sale of common stock (the “June 2004 Private Placement”).  In September 2004, the terms of the June 2004 Private Placement were renegotiated by mutual agreement of the Company and investors holding approximately $10.7 million of the original $11 million invested in the June 2004 Private Placement.  Concurrently, the investors who elected to rescind the June 2004 Private Placement were issued senior convertible promissory notes in like investment amounts (the “Senior Notes”), which, unless previously converted, were to mature and the unpaid principal, together with accrued interest, was to become due and payable on March 24, 2006.  Because the holders of the Senior Notes were willing to renegotiate their terms, the maturity date of the Senior Notes was extended to April 1, 2007; however, the Company did not have the resources to repay the Senior Notes on April 1, 2007.  The Company requested that each holder of a Senior Note execute an amendment to extend the maturity date of the Senior Note from April 1, 2007 to June 30, 2008 under certain conditions, which we did not meet in a timely manner (see Note 3).  This amendment was approved by substantially all of the Senior Note holders.  The Company is continuing to seek additional financing to fund its continuing operations.  We have not yet identified a source of the funds, nor do we know if we will be able to do so.  Failure to obtain such financing would likely result in the liquidation of our Company.  It is unlikely that our shareholders would receive any of the proceeds from such liquidation.  Because adequate funds have not been available to the Company in the past, the Company has already delayed its Oxygent development efforts and has delayed, scaled back, and/or eliminated one or more of its other product development programs.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alliance Pharmaceutical Corp., the accounts of its wholly owned subsidiary, Molecular Biosystems, Inc. (“MBI”), and its majority-owned subsidiaries, Talco Pharmaceutical, Inc. and PFC Therapeutics, LLC (“PFC Therapeutics”).  All significant intercompany accounts and transactions have been eliminated.  The operations of the Company’s subsidiaries have been immaterial.

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information.  These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2009, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 2009.

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements.  Significant estimates made by management include, among others, recoverability of property and equipment, and the valuation of deferred tax assets and stock options.  Actual results could differ from these estimates.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.  At September 30, 2009, management has determined that there is no impairment of property and equipment.  There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.

Revenue is deferred until all contractual obligations have been satisfied.

Research and Development Revenues Under Collaborative Agreements

Research and development revenues under collaborative agreements are recognized as the related expenses are incurred, up to contractual limits.  Payments received under these agreements that are related to future performance are deferred and recorded as revenue as they are earned over the specified future performance period.  Revenue related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied.  Revenue related to milestones is recognized upon completion of each milestone’s performance requirement.

Licensing and Royalty Revenues

Licensing and royalty revenues for which no services are required to be performed in the future are recognized immediately, if collectibility is reasonably assured.

Raw Material Revenues

The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation.  Such sales in the amount of $12,000 and $25,000 were recorded during the three months ended September 30, 2009 and September 30, 2008, respectively, in connection with raw material that the Company does not market.  Inventory associated with the sales of these raw materials is carried at zero value.  The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred.  Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures.  During the three-month periods ended September 30, 2009 and 2008, the Company incurred research and development expenses of approximately $1,000 and $8,000, respectively.  The research and development costs for the current period are primarily costs associated with filing a new patent in certain countries, and archiving and storage costs.  The amount of ($10,000) in research and development expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2008 was primarily a result of a refund of $18,000 in clinical trial insurance less patent and storage expenses.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments as of September 30, 2009 approximates their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable, accrued expenses and other liabilities.  The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Income (Loss) Per Common Share

Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2009 and 2008, as their inclusion would be anti-dilutive.  The outstanding potentially dilutive common shares totaled approximately 63,718,000 and 66,295,000 at September 30, 2009 and 2008, respectively.

Stock–Based Compensation

At September 30, 2009, the Company has two stock-based employee compensation plans.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date.  The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term.  As of September 30, 2009, the Company is authorized to issue up to 6,591,610 shares under these plans and has 4,524,110 shares available for future issuance.

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

A summary of option activity as of September 30, 2009 and changes during the three months then ended is presented below:

	September 30, 2009
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2009	2,635,700	$3.04	4.96
Options granted	-
Options forfeited/expired	(568,200)	$5.50
Options exercised	-
Options outstanding at September 30, 2009	2,067,500	$2.36	4.88	$-
Unvested options expected to vest at September 30, 2009	441,000	$0.23	5.54	$-
Options exercisable at September 30, 2009	1,617,500	$2.95	4.69	$-

There were no options granted or exercised during the three months ended September 30, 2009 and 2008, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2009, there was approximately $26,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next four years on average.  The total fair value of shares vested during the three months ended September 30, 2009 related to employee and director options was approximately $1,000 net of estimated forfeitures, which expense was allocated to general and administrative expenses.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance which requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The guidance is effective in fiscal years beginning after December 15, 2008. The Company adopted the guidance on July 1, 2009. The adoption did not have a material effect on its condensed consolidated financial statements as the Company’s noncontrolling interests have minimal activity.

2.  PFC THERAPEUTICS, LLC

On December 22, 2004, PFC Therapeutics and LEO Pharma A/S (“LEO”) signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”).  On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement.  This amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2009 and September 30, 2009.

On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement.  The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus study.  Subsequently, in November 2007, the Company suspended the clinical trial due to lack of adequate funding.

On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane”) entered into a development, license and supply agreement (the "Double-Crane Agreement") for the development of Oxygent in the People’s Republic of China (the “PRC”).  Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company.  The upfront license fee of $500,000 was recognized as license revenue at June 30, 2007.

Double-Crane intends to pursue an intraoperative and postoperative transfusion avoidance endpoint.  It is obligated pursuant to its agreement with Alliance to conduct clinical trials in the PRC in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the “ICH”) Guidelines, which would allow Alliance to use any data derived from the clinical trials in other countries.

Double-Crane will manufacture Oxygent in the PRC after obtaining approval from the regulatory authorities in the PRC and they will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with the Company.

3.  DEBT OBLIGATIONS

Senior Notes Payable

On July 2, 2004, Nycomed Denmark ApS (“Nycomed”) notified the Company that it was unilaterally terminating its Development, Assignment and Supply Agreement (the “Nycomed Agreement”) effective August 16, 2004.  Subsequently, a dispute arose between the Company and some of its investors who participated in the June 2004 Private Placement.  After considering all of the facts and circumstances relevant to the dispute, the Company’s Board of Directors determined that it was in the Company’s and the Company’s shareholders’ best interests to offer, as a settlement of the dispute, to rescind the June 2004 Private Placement.

On September 24, 2004, investors holding 30,546,423 shares of common stock and warrants to purchase 22,909,821 shares of common stock representing approximately $10.7 million of the $11 million invested in the June 2004 Private Placement elected to rescind the June 2004 Private Placement.  In doing so, each of these investors returned to the Company its stock certificate representing the number of shares and the warrant that it received in the June 2004 Private Placement for cancellation.  Immediately thereafter, these same investors entered into the Senior Convertible Promissory Note Purchase and Registration Rights Agreement (the “Senior Note Purchase Agreement”) whereby the Company issued to such investors Senior Notes convertible into common stock at $0.25 per share, which was subsequently amended (see below), in principal amounts equal to the amounts such investors invested in the June 2004 Private Placement.

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

On May 15, 2007, Alliance entered into an amendment (the "2007 Amendment") of its Senior Note Purchase Agreement (as amended by the 2006 Amendment) with essentially all of the existing holders of the Senior Notes.  Pursuant to the 2007 Amendment, the maturity date of each outstanding Senior Note was extended as follows:

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

The holders of the Senior Notes also agreed to subordinate their rights to any debt issued in a Qualified Financing.  Further, any financing that qualified as a Qualified Financing would not require additional approval from the Senior Note holders.

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

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the condensed consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $10.8 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

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

In October 2009, holders of certain Senior Notes converted an aggregate of $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

In December 2009, we recorded a gain on the extinguishment of debt of approximately $1.7 million as a result of the Company issuing a check in the amount of $100 in full payment of a Senior Note and all other agreements, amendments, extensions and restatements issued in connection with such Senior Note, including the additional note issued in connection with the amendment to the Senior Note Purchase Agreement, an aggregate of approximately $1.2 million in principal, all interest accrued on both Notes, an aggregate of approximately $484,000, and all future rights set forth in all included agreements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to our fiscal years ended June 30.)

Plan of Operation

Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials.  We have incurred operating losses since inception and, as of September 30, 2009, have an accumulated deficit of $501.1 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts.

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

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the condensed consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $10.8 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

Forward-Looking Information

Except for historical information, the statements made herein and elsewhere are forward-looking.  The Company wishes to caution readers that these statements are only predictions and that the Company’s business is subject to significant risks.  The factors discussed herein and other important factors, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These risks include, but are not limited to, the inability to obtain adequate financing for the Company’s development efforts; the likelihood that our creditors will force our liquidation; the inability to enter into collaborative relationships to further develop, manufacture and commercialize the Company’s products; changes in any such relationships, or the inability of any collaborative partner to adequately commercialize any of the Company’s products; the uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with FDA decisions and timing on product development or approval; and the uncertainties associated with obtaining and enforcing patents important to the Company’s business; and possible competition from other products.  Furthermore, even if the Company’s products appear promising at an early stage of development, they may not reach the market for a number of important reasons.  Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials; failure to receive necessary regulatory approvals; difficulties in manufacturing on a large scale; failure to obtain market acceptance; and the inability to commercialize because of proprietary rights of third parties.  The research, development and market introduction of new products will require the application of considerable technical and financial resources, while revenues generated from such products, assuming they are developed successfully, may not be realized for several years.  Other material and unpredictable factors which could affect operating results include, without limitation, the uncertainty of the timing of product approvals and introductions and of sales growth; the ability to obtain necessary raw materials at cost-effective prices or at all; the effect of possible technology and/or other business acquisitions or transactions; and the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.  Further cautionary information is contained in documents the Company files with the SEC from time to time, and you are encouraged to read the section entitled “Risk Factors” included in the Company’s most recently filed Annual Report on Form 10-K, filed with the SEC on May 21, 2010.

Research and Development

For the three months ended September 30, 2009 and 2008, we incurred net research and development expenses of $1,000 and $(10,000), respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit.  Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million.  While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million.  We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

Pursuant to the Double-Crane Agreement, the manufacturing technology transfer for Oxygent is underway with Double-Crane building the manufacturing facility and purchasing the required equipment for emulsion manufacture.  Double-Crane has successfully made pilot scale API quantities and is in the process of scale-up activities.  Once clinical supplies are manufactured by Double-Crane, Double-Crane has indicated that it will submit its IND application for initiation of the agreed upon clinical development plan.  Double-Crane will start a Phase 1 safety trial in Chinese nationals immediately after the sFDA approves the IND application.

Results of Operations

Three Months Ended September 30, 2009 as Compared with Three Months Ended September 30, 2008

There was no revenue for the three months ended September 30, 2009 or for the three months ended September 30, 2008.

Net research and development expenses increased by $11,000, or 110%, to $1,000 for the three months ended September 30, 2009, compared to $(10,000) for the three months ended September 30, 2008.  The increase in research and development expenses was primarily due to the refund of the balance of clinical trial insurance of $18,000 during the prior period ended September 30, 2008.

General and administrative expenses decreased by $68,000, or 36%, to $123,000 for the three months ended September 30, 2009, compared to $191,000 for the three months ended September 30, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in accounting fees of $49,000, decrease in rent and office-related expenses of $12,000, a decrease in depreciation expense of $8,000 and a decrease in insurance expenses of $5,000, partially offset by an increase in personnel expenses of $7,000 (primarily a result of an increase in vacation accrual).

Other income was $12,000 for the three months ended September 30, 2009 and $25,000 for the three months ended September 30, 2008.  Other income for both periods was the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

Interest expense was $189,000 for the three months ended September 30, 2009, a decrease of 8% compared to $205,000 for the three months ended September 30, 2008.  The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances because of conversions during fiscal year 2009.

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

For the three months ended September 30, 2009, we recorded a loss on disposal of equipment of $27,000, which was ultimately sold as scrap metal for no proceeds.  For the three months ended September 30, 2008, we recorded a loss on disposal of equipment of $17,000, which was primarily the gift of $31,000 of equipment, less $17,000 of accumulated depreciation, to Double-Crane.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing.  From inception to September 30, 2009, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing, of which $42 million of such debt has been converted into equity and $25.9 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

At September 30, 2009, we had approximately $12,000 in cash compared to $40,000 at June 30, 2009.  The decrease resulted primarily from the net cash used in operations of $28,000.  At September 30, 2009, we had a working capital deficit of $11.8 million, compared to a working capital deficit of $11.5 million at June 30, 2009.  The deficit increase was principally due to a net decrease in cash and other current assets of $32,000, an increase in deferred compensation and accrued vacation of $96,000, an increase in the Senior Note accrued interest of $189,000, partially offset by a decrease in accounts payable of $14,000.  Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

Net cash used in operating activities totaled $28,000 for the three months ended September 30, 2009, compared to net cash provided by operations $13,000 for the three months ended September 30, 2008.  The change during the three months ended September 30, 2009 was primarily due to an increase in payments against our accounts payable.

At September 30, 2009, the following approximate debt obligations were outstanding:

(a)	$147,000 owed to various vendors;
(b)	$650,000 in deferred compensation;
(c)	$81,000 in accrued expenses;
(d)	$100,000 in deferred revenue;
(e)	$10.8 million in Senior Notes, including $3.2 million in accrued interest;
(f)	$750,000 in deferred royalty payments to be paid through future Imagent earn-out payments, if any. In the event there are no future Imagent earn-out payments, the deferred royalties will not be paid.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates or technology.  We cannot be certain that additional funding will be available to us on acceptable terms, or at all.

We no longer have working capital to fund our operations.  Because adequate funds have not been available to us in the past, we have already delayed our Oxygent development efforts and have eliminated our other product development programs.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  We have incurred operating losses through September 30, 2009.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $10.8 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Where you can find more information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and must file reports, proxy statements and other information with the SEC.  The reports, information statements and other information we file with the Commission can be inspected and copied at the Commission Public Reference Room, 100 F Street, N.E. Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The Commission also maintains a Web site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding registrants, like us, which file electronically with the SEC.

We were incorporated in New York in 1983.  Our principal executive offices are located at 3550 General Atomics Ct, MS02/606, San Diego, CA 92121, and our telephone number is (858) 779-1458.

Our common stock is currently traded in the over-the-counter market, and prices therefore are quoted on the Pink Sheets under the symbol ALLP.PK.  Our common stock was previously quoted on the over-the-counter bulletin board (“OTCBB”) through November 17, 2009 under the symbol ALLP.OB.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at June 30, 2009.

Off-Balance Sheet Financing Arrangements

As of September 30, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

Item 4.  Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2009 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II OTHER INFORMATION:

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to September 30, 2009, holders of certain Senior Notes converted an aggregate of approximately $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

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

Item 3.  Defaults Upon Senior Securities

The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $7.6 million, and accrued interest under the Senior Notes, totaling $3.2 million, at September 30, 2009.

Item 4.  [Reserved]

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

_______________
*  Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE PHARMACEUTICAL CORP.
(Registrant)

Date: June 3, 2010	By: /s/ Duane J. Roth Duane J. Roth Chairman and Chief Executive Officer

By: /s/ Jack DeFranco Jack DeFranco Chief Operating Officer and Chief Financial Officer