Form 10-Q
period 2009-12-31
ALLIANCE PHARMACEUTICAL CORP.
filed 2010-06-04
CIK 736994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended DECEMBER 31, 2009

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

ALLIANCE PHARMACEUTICAL CORP.

Part I FINANCIAL INFORMATION:
Item 1.  Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$-	$40,000
Other current assets	1,000	8,000
Total current assets	1,000	48,000

Property and equipment - net	9,000	40,000
	$10,000	$88,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$161,000	$161,000
Accrued expenses	86,000	80,000
Deferred compensation	740,000	560,000
Advance from related party	1,000	-
Deferred revenue	100,000	100,000
Senior notes payable and accrued interest	9,285,000	10,643,000
Total current liabilities	10,373,000	11,544,000

Other liabilities	750,000	750,000
Total liabilities	11,123,000	12,294,000

Commitments and contingencies

Stockholders' deficit:
Common stock - $0.01 par value; 150,000,000 shares authorized;
67,459,219 and 67,316,592 shares issued and outstanding, respectively	675,000	673,000
Additional paid-in capital	487,946,000	487,917,000
Accumulated deficit	(499,734,000)	(500,796,000)
Total stockholders' deficit	(11,113,000)	(12,206,000)
	$10,000	$88,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Royalty, license and research	$-	$-	$-	$-

Operating expenses:
Research and development	19,000	102,000	20,000	92,000
General and administrative	114,000	178,000	237,000	369,000
	133,000	280,000	257,000	461,000
Loss from operations	(133,000)	(280,000)	(257,000)	(461,000)

Investment income	-	1,000	-	1,000
Other income	-	-	12,000	25,000
Interest expense	(158,000)	(192,000)	(347,000)	(397,000)
Gain on extinguishment of debt	1,681,000	-	1,681,000	-
Loss on disposition of equipment	-	-	(27,000)	(17,000)
Gain on disposition of assets	-	-	-	25,000
Net income (loss)	$1,390,000	$(471,000)	$1,062,000	$(824,000)

Net income (loss) per common share, basic	$0.02	$(0.01)	$0.02	$(0.01)
Net income (loss) per common share, diluted	$0.01	$(0.01)	$0.01	$(0.01)

Weighted average shares outstanding, basic	67,434,000	62,531,000	67,376,000	61,380,000

Weighted average shares outstanding, diluted	122,054,000	62,531,000	121,996,000	61,380,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2009	2008
	(Unaudited)
Operating activities:
Net income (loss)	$1,062,000	$(824,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,000	18,000
Gain on extinguishment of debt	(1,681,000)	-
Accrued interest on senior notes	347,000	397,000
Stock-based compensation	7,000	14,000
Loss on disposal of equipment	27,000	17,000
Changes in operating assets and liabilities:
Other assets	7,000	38,000
Accounts payable, accrued expenses and other	186,000	245,000
Net cash used in operating activities	(41,000)	(95,000)

Financing activities:
Advance from related party	1,000	90,000
Net cash provided by financing activities	1,000	90,000

Decrease in cash	(40,000)	(5,000)
Cash at beginning of period	40,000	6,000
Cash at end of period	$-	$1,000

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of senior notes and interest	$24,000	$510,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

Organization

Alliance Pharmaceutical Corp. and its subsidiaries (collectively, the “Company,” “Alliance,” “we” or “us”) are engaged in identifying, designing and developing novel medical products.  The Company is focused on developing its product, Oxygent™, an intravascular oxygen carrier designed to augment oxygen delivery in surgical patients, with its partner in China (see Note 2).

Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred operating losses through December 31, 2009 and has negative working capital at that date of approximately $10.4 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.  At December 31, 2009, management has determined that there is no impairment of property and equipment.  There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

Raw Material Revenues

The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation.  Such sales in the amount of $12,000 and $25,000 were recorded during the six months ended December 31, 2009 and December 31, 2008, respectively, in connection with raw material that the Company does not market.  Inventory associated with the sales of these raw materials is carried at zero value.  The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred.  Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures.  During the six-month periods ended December 31, 2009 and 2008, the Company incurred research and development expenses of approximately $20,000 and $92,000, respectively.  The research and development costs for both periods were primarily patent-associated costs, and archiving and storage costs.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments as of December 31, 2009 approximates their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable, accrued expenses and other liabilities.  The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income per share for the three months and six months ended December 31, 2009 reflect the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and the conversion of Senior Notes and accrued interest where the effect of those securities is dilutive.  All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2008, as their inclusion would be anti-dilutive. The outstanding potentially dilutive common shares totaled approximately 63,718,000 and 64,424,000 for the three and six months ended December 31, 2008.  The computations for basic and diluted income per share are as follows:

	Income	Shares	Income
	(Numerator)	(Denominator)	per share
Three Months ended December 31, 2009
Basic income per share:
Net income	$1,390,000	67,434,000	$0.02
Diluted income per share:
Dilutive stock options	-	-
Senior Notes and accrued interest	-	54,620,000
Net income plus assumed conversions	$1,390,000	122,054,000	$0.01

Six Months ended December 31, 2009
Basic income per share:
Net income	$1,062,000	67,376,000	$0.02
Diluted income per share:
Dilutive stock options	-	-
Senior Notes and accrued interest	-	54,620,000
Net income plus assumed conversions	$1,062,000	121,996,000	$0.01

Stock–Based Compensation

At December 31, 2009, the Company has two stock-based employee compensation plans.
The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date.  The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term.  As of December 31, 2009, the Company is authorized to issue up to 6,555,110 shares under these plans and has 4,524,110 shares available for future issuance.

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

A summary of option activity as of December 31, 2009 and changes during the six months then ended is presented below:

	December 31, 2009
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2009	2,635,700	$3.04	4.96
Options granted	-
Options forfeited/expired	(604,700)	$7.49
Options exercised	-
Options outstanding at December 31, 2009	2,031,000	$1.72	4.71	$-
Unvested options expected to vest at December 31, 2009	441,000	$0.23	5.29	$-
Options exercisable at December 31, 2009	1,581,000	$2.14	4.54	$-

There were no options granted or exercised during the six months ended December 31, 2009 and 2008 respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of December 31, 2009, there was approximately $21,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next four years on average.  The total fair value of shares vested during the six months ended December 31, 2009 related to employee and director options was approximately $7,000 net of estimated forfeitures, which expense was allocated to general and administrative expenses.

2.  PFC THERAPEUTICS, LLC

On December 22, 2004, PFC Therapeutics and LEO Pharma A/S (“LEO”) signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”).  On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement.  This amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2009.
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

On May 13, 2005, PFC Therapeutics and Beijing Double-Crane Pharmaceutical Co., Ltd. ("Double-Crane") entered into a development, license and supply agreement (the "Double-Crane Agreement") for the development of Oxygent in the People’s Republic of China (the “PRC’).  Pursuant to the Double-Crane Agreement, Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to the Company.  The upfront license fee of $500,000 was recognized as license revenue at June 30, 2007.

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

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the condensed consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.3 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  We have severely curtailed our operations and are not currently pursuing our business plan because we do not have the financial resources to do so.  Rather, we are exploring potential alternatives for winding up our operations or selling our assets or business to one or more third parties.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

During October 2009, holders of certain Senior Notes converted an aggregate of approximately $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

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

4.  RELATED PARTY TRANSACTION

During the period ended December 31, 2009, the Company’s Chief Executive Officer advanced $1,000 to the Company, which was repaid during the fiscal quarter ended March 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to our fiscal years ended June 30.)

Plan of Operation

Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials.  We have incurred operating losses since inception and, as of December 31, 2009, have an accumulated deficit of $499.7 million. We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts.

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

The discussion included in this report assumes that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As discussed in Note 1 to the condensed consolidated financial statements, we lack sufficient working capital to service our debts and to fund our continuing operations through the fiscal year ending June 30, 2010, which raises substantial doubt about our ability to continue as a going concern.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.3 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.

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

Research and Development

For the six months ended December 31, 2009 and 2008, we incurred research and development expenses of $20,000 and $92,000 respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit.  Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million.  While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million.  We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

Our partner, Double-Crane, is the market leader for IV solutions and one of the largest pharmaceutical companies in the PRC.  Alliance provided Double-Crane with the documentation necessary to enable Double-Crane to translate all relevant data and other information into Chinese prior to the submission of an Investigational New Drug (“IND”) application with the State Food and Drug Administration PRC (the “sFDA”) and Double-Crane made an upfront license fee payment and will make certain milestone and royalty payments to us.  The upfront license fee of $500,000 was recognized as license revenue during the year ended June 30, 2007.  Double-Crane will conduct clinical trials in the PRC, in accordance with international guidelines, to receive marketing approval for Oxygent in the PRC.  Alliance will have the right to use in other countries any data derived from the clinical trials.  Double-Crane will manufacture Oxygent in the PRC after obtaining approval from the regulatory authorities in the PRC and will also have a right of first refusal to add specific additional countries to the Double-Crane Agreement upon further negotiation with us.

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

Results of Operations

Three Months Ended December 31, 2009 as Compared with Three Months Ended December 31, 2008

There was no revenue for the three months ended December 31, 2009, or for the three months ended December 31, 2008.

Research and development expenses decreased by $83,000, or 81%, to $19,000 for the three months ended December 31, 2009, compared to $102,000 for the three months ended December 31, 2008.  The decrease in research and development expenses was primarily due to a decrease in patent-related costs of $70,000 as we failed to pay annuities on certain patents about to expire, a decrease of $13,000 in travel primarily due to a visit in fiscal 2009 to Double-Crane in China and a decrease of $6,000 in contract services.

General and administrative expenses decreased by $64,000, or 36%, to $114,000 for the three months ended December 31, 2009, compared to $178,000 for the three months ended December 31, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees of $31,000 due to a decrease in all activities because of a lack of funds, a decrease in office-related expenses of $13,000 primarily due to our relocation to a smaller office space, a decrease in personnel-related expenses of $8,000 primarily due to our discontinuance of benefits and payroll services, and a decrease in depreciation of $6,000 primarily due to our disposal of office furniture and equipment.

There was no investment income for the three months ended December 31, 2009, compared to $1,000 for the three months ended December 31, 2008.  The decrease was primarily a result of a lower average cash balance.

Interest expense was $158,000 for the three months ended December 31, 2009, a decrease of 18% compared to $192,000 for the three months ended December 31, 2008.  The decreased interest expense for the current quarter was primarily the result of lower Senior Note principal balances because of our buyout of certain notes and accrued interest on such notes as described below and conversions during fiscal year 2009.

We reported a gain on the extinguishment of debt of approximately $1.7 million for the three months ended December 31, 2009.  The Company issued a check in the amount of $100 in full payment of a Senior Note and all other agreements, amendments, extensions and restatements issued in connection with such Senior Note, including the additional note issued in connection with the amendment to the Senior Convertible Promissory Note Purchase Agreement, an aggregate of approximately $1.2 million in principal, all interest accrued on both Notes, an aggregate of approximately $484,000, and all future rights set forth in all included agreements.

Six Months Ended December 31, 2009 as Compared with Six Months Ended December 31, 2008

There was no revenue for the six months ended December 31, 2009, or for the six months ended December 31, 2008.

Research and development expenses decreased by $72,000, or 78%, to $20,000 for the six months ended December 31, 2009, compared to $92,000 for the six months ended December 31, 2008.  The decrease in research and development expenses was primarily due to a decrease of $69,000 in patent-related costs as we failed to pay annuities on certain patents about to expire, a decrease of $15,000 in travel primarily due to a visit in fiscal 2009 to Double-Crane in China, partially offset by the refund of the balance of clinical trial insurance of $18,000 during the prior period ended September 30, 2008.

General and administrative expenses decreased by $132,000, or 36%, to $237,000 for the six months ended December 31, 2009, compared to $369,000 for the six months ended December 31, 2008.  The decrease in general and administrative expenses was primarily a decrease of $78,000 in legal and accounting fees due to a decrease in all activities because of a lack of funds, a decrease of $29,000 in rent and other office-related expenses primarily due to our relocation to a smaller office space, a decrease of $14,000 in depreciation expense primarily due to our disposal of office furniture and equipment and decreases in public company expenses since we did not have funds available to hold an annual meeting and personnel expenses primarily due to our discontinuance of benefits and payroll services.

There was no investment income for the six months ended December 31, 2009, compared to $1,000 for the six months ended December 31, 2008.  The decrease was primarily a result of a lower average cash balance

Other income was $12,000 for the six months ended December 31, 2009, compared to $25,000 for the six months ended December 31, 2008, which were both the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

Interest expense was $347,000 for the six months ended December 31, 2009, compared to $397,000 for the six months ended December 31, 2008.  The decreased interest expense for the current period was the result of lower Senior Note principal balances due to our buyout of certain notes and accrued interest on such notes and conversion of certain principal amounts into common stock.

For the six months ended December 31, 2009, we recorded a gain on extinguishment of debt of approximately $1.7 million.  The Company issued a check in the amount of $100 in full payment of a Senior Note and all other agreements, amendments, extensions and restatements issued in connection with such Senior Note, including the additional note issued in connection with the amendment to the Senior Convertible Promissory Note Purchase Agreement, an aggregate of approximately $1.2 million in principal, all interest accrued on both Notes, an aggregate of approximately $484,000, and all future rights set forth in all included agreements.

For the six months ended December 31, 2009, we recorded a loss on disposal of equipment of $27,000, which was ultimately sold as scrap metal for no proceeds.  For the six months ended December 31, 2008, we recorded a loss on disposal of equipment of $17,000, which was primarily the gift of $31,000 of equipment, less $17,000 of depreciation, to Double-Crane.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing.  From inception to December 31, 2009, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing, of which $42 million of such debt has been converted into equity and $27.6 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

At December 31, 2009, we had no cash compared to $40,000 at June 30, 2009.  The decrease resulted primarily from the net cash used in operations of $41,000, partially offset by an advance from related party of $1,000.  At December 31, 2009, we had a working capital deficit of $10.4 million, compared to a working capital deficit of $11.5 million at June 30, 2009.  The deficit decrease was principally due to the Company buying back certain notes and accrued interest on such notes in the aggregate amount of $1.7 million, partially offset by increases in payroll and interest accruals.  Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

Net cash used in operating activities totaled $41,000 for the six months ended December 31, 2009, compared to net cash used in operations of $95,000 for the six months ended December 31, 2008.  The decrease during the six months ended December 31, 2009 was primarily due to a decrease in activities.

At December 31, 2009, the following approximate debt obligations were outstanding:

(a) $161,000 owed to various vendors;
(b) $740,000 in deferred compensation;
(c) $86,000 in accrued expenses;
(d) $100,000 in deferred revenue;
(e) $9.3 million in Senior Notes, including $2.9 million in accrued interest;
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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  We have incurred operating losses through December 31, 2009.  We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.3 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

Item 4.  Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based upon that evaluation, our CEO and CFO concluded that as of December 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II OTHER INFORMATION:

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During October 2009, holders of certain Senior Notes converted an aggregate of approximately $20,000 in principal and approximately $4,000 in accrued interest into an aggregate of 142,627 shares of our common stock at a conversion price of $0.17 per share.

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

Item 3.  Defaults Upon Senior Securities

The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $6.4 million, and accrued interest under the Senior Notes, totaling $2.9 million, at December 31, 2009.

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