Form 10-Q
period 2010-03-31
ALLIANCE PHARMACEUTICAL CORP.
filed 2010-06-04
CIK 736994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to   _______________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller) reporting company ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes  ☐    No  ☒

Common Stock, $0.01 par value per share, 150,000,000 shares authorized, 67,459,219 shares issued and outstanding at May 20, 2010.

ALLIANCE PHARMACEUTICAL CORP.

INDEX
		Page No.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited)
	and June 30, 2009	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

Part I FINANCIAL INFORMATION:
Item 1. Financial Statements

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$100,000	$40,000
Other current assets	-	8,000
Total current assets	100,000	48,000

Property and equipment - net	7,000	40,000
	$107,000	$88,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$138,000	$161,000
Accrued expenses	130,000	80,000
Deferred compensation	827,000	560,000
Deferred revenue	100,000	100,000
Senior notes payable and accrued interest	9,444,000	10,643,000
Total current liabilities	10,639,000	11,544,000

Other liabilities	750,000	750,000
Total liabilities	11,389,000	12,294,000

Commitments and contingencies

Stockholders' deficit:
Common stock - $0.01 par value; 150,000,000 shares authorized;
67,459,219 and 67,316,592 shares issued and outstanding, respectively	675,000	673,000
Additional paid-in capital	487,951,000	487,917,000
Accumulated deficit	(499,908,000)	(500,796,000)
Total stockholders' deficit	(11,282,000)	(12,206,000)
	$107,000	$88,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Royalty, license and research	$-	$79,000	$-	$79,000

Operating expenses:
Research and development	19,000	4,000	39,000	96,000
General and administrative	116,000	167,000	353,000	533,000
	135,000	171,000	392,000	629,000
Loss from operations	(135,000)	(92,000)	(392,000)	(550,000)

Investment income	-	1,000	-	2,000
Other income	120,000	226,000	132,000	251,000
Interest expense	(159,000)	(199,000)	(506,000)	(596,000)
Gain on modification of debt	-	-	1,681,000	-
Loss on disposition of equipment	-	-	(27,000)	(20,000)
Gain on disposition of assets	-	-	-	25,000
Net income (loss)	$(174,000)	$(64,000)	$888,000	$(888,000)

Net income (loss) per common share, basic	$-	$-	$0.01	$(0.01)
Net income (loss) per common share, diluted	$-	$-	$0.01	$(0.01)

Weighted average shares outstanding,
basic	67,459,000	63,216,000	67,404,000	61,984,000
Weighted average shares outstanding,
diluted	67,459,000	63,216,000	122,958,000	61,984,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)
Operating activities:
Net income (loss)	$888,000	$(888,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,000	26,000
Gain on extinguishment of debt	(1,681,000)	-
Accrued interest on senior notes	506,000	596,000
Stock-based compensation	12,000	20,000
Loss on disposal of equipment	27,000	20,000
Changes in operating assets and liabilities:
Other assets	8,000	58,000
Accounts payable, accrued expenses and other	294,000	254,000
Net cash provided by operating activities	60,000	86,000

Financing activities:
Advances from related party	1,000	100,000
Payment of related party advances	(1,000)	(100,000)
Net cash provided by financing activities	-	-

Increase in cash	60,000	86,000
Cash at beginning of period	40,000	6,000
Cash at end of period	$100,000	$92,000

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of senior notes and interest	$24,000	$510,000
Financing of Directors & Officers insurance	$-	$13,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE PHARMACEUTICAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2010

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

Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred operating losses through March 31, 2010 and has negative working capital at that date of approximately $10.5 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company assesses the recoverability of property and equipment by determining whether such assets can be recovered through projected undiscounted cash flows.  The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.  At March 31, 2010, management has determined that there is no impairment of property and equipment.  There can be no assurance, however, that market conditions will not change, which could result in future property and equipment impairment.

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

Raw Material Revenues

The Company recognizes revenues from the sales of raw material upon shipment, at which time title transfers and the Company has no further obligation.  Such sales in the amount of $132,000 and $251,000 were recorded during the nine months ended March 31, 2010 and March 31, 2009, respectively, in connection with raw material that the Company does not market.  Inventory associated with the sales of these raw materials is carried at zero value.  The amounts earned for these sales were recorded as other income in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred.  Research and development expenditures include the cost of salaries and benefits for clinical, scientific, manufacturing, engineering and operations personnel, payments to outside researchers for preclinical and clinical trials and other product development work, payments related to facility lease and utility expenses, depreciation and amortization, patent costs, as well as other expenditures.  During the nine-month periods ended March 31, 2010 and 2009, the Company incurred research and development expenses of approximately $39,000 and $96,000, respectively.  The research and development costs for the current period are primarily costs associated with maintaining patents, and archiving and storage costs.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments as of March 31, 2010 approximates their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable, accrued expenses and other liabilities.  The carrying value of debt approximates fair value as the related interest rate approximates a rate currently available to the Company.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income per share for the nine months ended March 31, 2010 reflect the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus common shares from the exercise of outstanding stock options and the conversion of Senior Notes and accrued interest where the effect of those securities is dilutive.  All potential dilutive common shares have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2010 and the three and nine months ended March 31, 2009, as their inclusion would be anti-dilutive.  The outstanding potentially dilutive common shares totaled approximately 55,554,000 and for the three months ended March 31, 2010 and 65,593,000 for the three and nine months ended March 31, 2009, respectively.  The computations for basic and diluted income per share are as follows:

	Income	Shares	Income
	(Numerator)	(Denominator)	per share
Nine Months ended March 31, 2010
Basic income per share:
Net income	$888,000	67,404,000	$0.01
Diluted income per share:
Dilutive stock options	-	-
Senior Notes and accrued interest	-	55,554,000
Net income plus assumed conversions	$888,000	122,958,000	$0.01

Stock–Based Compensation

At March 31, 2010, the Company has two stock-based employee compensation plans.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date.  The options generally vest over a four- to five-year period beginning on the date of grant or up to one year after the date of grant and have a ten-year term.  As of March 31, 2010, the Company is authorized to issue up to 6,555,110 shares under these plans and has 4,524,110 shares available for future issuance.

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

A summary of option activity as of March 31, 2010 and changes during the nine months then ended is presented below:

	March 31, 2010
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2009	2,635,700	$3.04	4.96
Options granted	-
Options forfeited/expired	(604,700)	$7.49
Options exercised	-
Options outstanding at March 31, 2010	2,031,000	$1.72	4.46	$-
Unvested options expected to vest at March 31, 2010	441,000	$0.23	5.05	$-
Options exercisable at March 31, 2010	1,581,000	$2.14	4.30	$-

           There were no options granted or exercised during the nine months ended March 31, 2010 and 2009, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2010, there was approximately $17,000 of total unrecognized compensation costs related to employee and director stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next four years on average.  The total fair value of shares vested during the nine months ended March 31, 2010 related to employee and director options was approximately $12,000, net of estimated forfeitures, which expense was allocated to general and administrative expenses.

2.  PFC THERAPEUTICS, LLC

On December 22, 2004, PFC Therapeutics and LEO Pharma A/S (“LEO”) signed an exclusivity agreement to enter into a license agreement, subject to continued due diligence by LEO, to develop and commercialize Oxygent in Europe (EU member countries, EU membership applicants, Norway and Switzerland) and Canada (the “LEO Exclusivity Agreement”).  On January 5, 2005, the Company received the non-refundable portion of an exclusivity fee of $100,000 per the terms of the LEO Exclusivity Agreement.  This amount has been deferred and is included in current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2009 and March 31, 2010.

On February 25, 2005, PFC Therapeutics and LEO agreed to amend the LEO Exclusivity Agreement.  The amendment extends the period of time in which LEO may undertake its due diligence investigation from March 1, 2005 to a date that is sixty (60) days after submission by us to LEO of the results of a Phase 2b postoperative ileus study.  Subsequently in November 2007, the Company suspended the clinical trial due to lack of adequate funding.

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

4.  RELATED PARTY TRANSACTION

During the period ended March 31, 2010, the Company’s Chief Executive Officer advanced $1,000 to the Company, which was repaid during the current quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(References to years are to our fiscal years ended June 30.)

Plan of Operation

Since our inception in 1983, we have financed our operations primarily through the sale of equity and debt securities, and we have applied substantially all of our resources to research and development programs and to clinical trials. We have incurred operating losses since inception and, as of March 31, 2010, have an accumulated deficit of $499.9 million.  We expect to incur significant operating losses over at least the next few years as we continue our research and product development efforts.

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

Research and Development

For the nine months ended March 31, 2010 and 2009, we incurred research and development expenses of $39,000 and $96,000, respectively, for Oxygent, an intravascular oxygen carrier that we are developing to augment oxygen delivery in surgical patients at risk of acute oxygen deficit.  Research and development costs to date for our oxygen-therapeutic product candidates, including Oxygent, total approximately $161 million.  While difficult to predict, we estimate that the completion of clinical trials for Oxygent will cost at least an additional $70 million.  We do not anticipate that Oxygent will reach the market for at least a few years, if at all, and, because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future expenditures or when material net cash inflows from Oxygent may commence, if at all.

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

Results of Operations

Three Months Ended March 31, 2010 as Compared with Three Months Ended March 31, 2009

There was no revenue for the three months ended March 31, 2010, compared to $79,000 for the three months ended March 31, 2009.  The revenue for the prior period consists of a buy-out of a remaining royalty stream, which was due to expire in 2013-2014.

Research and development expenses increased by $15,000, or 375%, to $19,000 for the three months ended March 31, 2010, compared to $4,000 for the three months ended March 31, 2009.  The increase in research and development expenses was primarily the result of an increase in patent expense of $14,000 primarily because of an increase in annuities.

General and administrative expenses decreased by $51,000, or 31%, to $116,000 for the three months ended March 31, 2010, compared to $167,000 for the three months ended March 31, 2009.  The decrease in general and administrative expenses was primarily the result of a decrease in office-related expenses of $18,000 because of our relocation to a smaller office space, a decrease in legal and accounting fees of $15,000 due to a decrease in all activities because of a lack of funds, a decrease in depreciation of $6,000 because of disposal of office furniture and equipment, and a decrease in insurance of $5,000 primarily due to our downsizing.

There was no investment income for the three months ended March 31, 2010, compared to investment income for the three months ended March 31, 2009 of $1,000.

Other income was $120,000 for the three months ended March 31, 2010, compared to $226,000 for the three months ended March 31, 2009, both of which were the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

Interest expense was $159,000 for the three months ended March 31, 2010, compared to $199,000 for the three months ended March 31, 2009.  The decreased interest expense for the current period was the result of lower Senior Note principal balances due to our buyout of certain notes and accrued interest on such notes during the second fiscal quarter and the conversion of certain principal amounts into common stock during fiscal year 2009.

Nine Months Ended March 31, 2010 as Compared with Nine Months Ended March 31, 2009

There was no revenue for the nine months ended March 31, 2010, compared to $79,000 for the nine months ended March 31, 2009.  The revenue for the prior period consists of a buy-out of a remaining royalty stream, which was due to expire in 2013-2014.

Research and development expenses decreased by $57,000, or 59%, to $39,000 for the nine months ended March 31, 2010, compared to $96,000 for the nine months ended March 31, 2009.  The decrease in research and development expenses was primarily due to a decrease of $55,000 in patent expenses primarily as a result of an over accrual during the prior period, a decrease of $15,000 in travel expenses primarily due to a visit to Double-Crane in fiscal 2009, partially offset by an increase in archiving and storage costs.

General and administrative expenses decreased by $180,000, or 34%, to $353,000 for the nine months ended March 31, 2010, compared to $533,000 for the nine months ended March 31, 2009.  The decrease in general and administrative expenses was primarily due to a decrease of $93,000 in legal and accounting fees due to a decrease in all activities because of a lack of funds, a decrease of $44,000 in rent and other office-related expenses because of our relocation to a smaller office space, a decrease of $20,000 in depreciation because of disposal of office furniture and equipment, a decrease of $8,000 in insurance expense primarily due to our downsizing and a decrease of $4,000 in personnel costs primarily due to our discontinuance of benefits and payroll services.

We reported a gain on the extinguishment of debt of approximately $1.7 million for the nine months ended March 31, 2010.  The Company issued a check in the amount of $100 in full payment of a Senior Note and all other agreements, amendments, extensions and restatements issued in connection with Senior Note, including the additional note issued in connection with the amendment to the Senior Convertible Promissory Note Purchase Agreement, an aggregate of approximately $1.2 million in principal, all interest accrued on both Notes, an aggregate of approximately $484,000, and all future rights set forth in all included agreements.

For the nine months ended March 31, 2010, we recorded a loss on disposal of equipment of $27,000, which was ultimately sold as scrap metal for no proceeds.  For the nine months ended March 31, 2009, we recorded a loss on disposition of equipment of $20,000, which was primarily the transfer of $31,000 of equipment, less $17,000 of depreciation, to Double-Crane.

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

Investment income decreased by $2,000 for the nine months ended March 31, 2010, compared to $2,000 for the nine months ended March 31, 2009.  The decrease was primarily a result of lower average cash balances during the current period.

Other income was $132,000 for the nine months ended March 31, 2010, compared to $251,000 for the nine months ended March 31, 2009, which were both the result of proceeds recorded from the sale of raw material inventory (which was previously written off).

Interest expense was $506,000 for the nine months ended March 31, 2010, compared to $596,000 for the nine months ended March 31, 2009.  The decreased interest expense for the current period was the result of lower Senior Note principal balances due to our buyout of certain notes and accrued interest on such notes during the second fiscal quarter and the conversion of certain principal amounts into common stock during fiscal year 2009.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, payments under our collaboration agreements and debt financing.  From inception to March 31, 2010, we had received $243 million in net proceeds from sales of our equity securities, $260.8 million in payments from collaboration agreements and $74.3 million in debt financing, of which $42 million of such debt has been converted into equity and $27.6 million of such debt has been retired through the restructuring of various agreements and the issuance of warrants to purchase our common stock.

At March 31, 2010, we had approximately $100,000 in cash compared to $40,000 at June 30, 2009.  The increase resulted primarily from the net cash provided by operations of $60,000.  At March 31, 2010, we had a working capital deficit of $10.5 million, compared to a working capital deficit of $11.5 million at June 30, 2009.  The deficit decrease was principally due to a decrease in Senior Notes payable of $1.2 million upon our buyout and the conversion of certain notes, partially offset by an increase in accrued expenses of $283,000 and accrued interest on the balance of the Senior Notes.  Our operations to date have consumed substantial amounts of cash and are expected to continue to do so for the foreseeable future.

Net cash provided by operating activities totaled $60,000 for the nine months ended March 31, 2010, compared to $86,000 for the nine months ended March 31, 2009.  The net cash provided by operating activities during the nine months ended March 31, 2010 was primarily due to a decrease in payments for research and development and general and administrative activities, an increase in deferred compensation, and revenues from the sale of raw material.

At March 31, 2010 the following approximate debt obligations were outstanding:

(a)	$138,000 owed to various vendors;
(b)	$827,000 in deferred compensation;
(c)	$130,000 in accrued expenses;
(d)	$100,000 in deferred revenue;
(e)	$9.4 million in Senior Notes, including $3.1 million in accrued interest;
(f)	$750,000 in deferred royalty payments to be paid through futureImagent earn-out payments, if any. In the event there are no future Imagent earn-out payments, the deferred royalties will not be paid.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  We have incurred operating losses through March 31, 2010.    We are in default under the terms of the 2007 Amendment, and we owe the holders of our Senior Notes approximately $9.4 million in principal and accrued interest.  We currently do not have the resources to repay the Senior Notes, and we do not expect to be able to repay the Senior Notes.  If the holders of our Senior Notes demand repayment, and we are unable to do so, the holders of our Senior Notes may be able to force our liquidation.  If we are liquidated, voluntarily declare bankruptcy or enter into some other strategic transaction with a third party for the sale of our assets or business, it is highly unlikely the holders of our common stock will receive any distribution or consideration upon such liquidation, bankruptcy or other transaction.  In this case, your investment in our common stock would have no value.  These factors  raise substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Our common stock is traded on the Pink Sheets under the symbol "ALLP.PK.”

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at June 30, 2009.

Off-Balance Sheet Financing Arrangements

As of March 31, 2010, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority-owned ventures.

Item 4.  Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2010 our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting that occurred during the three-month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II OTHER INFORMATION:

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default with respect to the repayment of all outstanding principal under the Senior Notes, totaling $6.3 million, and accrued interest under the Senior Notes, totaling $3.1 million, at March 31, 2010.

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
______________
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